Form 10KSB
period 2000-12-31
SUPERCONDUCTIVE COMPONENTS INC
filed 2001-04-02
CIK 830616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2000

                         Commission File Number: 0-31641

                        SUPERCONDUCTIVE COMPONENTS, INC.
                 (Name of small business issuer in its charter)

             OHIO                                         31-0121318
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                             1145 CHESAPEAKE AVENUE
                              COLUMBUS, OHIO 43212
                    (Address of principal executive offices,
                               including zip code)

                                 (614) 486-0261
                           (Issuer's telephone number,
                              including area code)

    Securities registered pursuant to Section 12(b) of the Act:   None

    Securities registered pursuant to Section 12(g) of the Act:  Common Stock, without par value
                                                                (Title of Class)

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
past 90 days. Yes  X     No
                  ----      ----

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The issuer's revenues for the fiscal year ended December 31, 2000, were $3,205,163.

    The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $1,636,973 on March 23, 2001.

    There were 1,802,043 shares of the Registrant's Common Stock outstanding on March 23, 2001.

    Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                  ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of our Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                        Page
                                                                                                        ----

                                                   PART I

Item 1.     Description of Business.................................................................      3

Item 2.     Description of Property.................................................................     25

Item 3.     Legal Proceedings.......................................................................     26

Item 4.     Submission of Matters to a Vote of Security Holders.....................................     26


                                                   PART II

Item 5.     Market for Common Equity and Related Stockholder Matters................................     26

Item 6.     Management's Discussion and Analysis or Plan of Operation...............................     27

Item 7.     Financial Statements....................................................................     31

Item 8.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure....................................................................     55


                                                  PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
            16(a) of the Exchange Act...............................................................     55

Item 10.    Executive Compensation..................................................................     55

Item 11.    Security Ownership of Certain Beneficial Owners and Management..........................     55

Item 12.    Certain Relationships and Related Transactions..........................................     55

Item 13.    Exhibits and Reports on Form 8-K........................................................     55


Signatures..........................................................................................     57



NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 26A of the Securities Act of 1933, as amended. The words "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in "Description of Business - Risk Factors." The Company undertakes no obligation to publicly update or revise any forward-looking statements.

                                     PART I

ITEM 1          DESCRIPTION OF BUSINESS.

INTRODUCTION

         Superconductive Components, Inc. ("SCI" or the "Company"), an Ohio corporation, was incorporated on May 29, 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive ("HTS") materials. HTS materials are complex metal oxides - ceramics - of certain stoichiometries (chemical mixture ratios) which exhibit superconducting phenomena when cooled to at least -196(degree)Centigrade. These complex metal oxides are identified as members of the Perovskite family of ceramic materials. Perovskites are a large family of crystalline ceramics that derive their name from the perovskite mineral. The perovskite minerals are the most abundant minerals on earth and have approximately a 2:3 metal-to-oxygen ratio. Copper-oxide superconductors are layered perovskites.

         The strategy of the Company has been to find commercially viable applications for HTS materials and, subsequently, other ceramic and metal materials. The Company's objective has been to stay intellectually current with the advancing technology in HTS materials, and search out commercially viable applications by being in the market place. This objective has been widened to include other perovskites, as well as other metals and alloys, in materials other than HTS materials.

         Until 1998, the Company relied primarily on its own resources for the research and development necessary to stay current with HTS technology and also to develop products for other applications. In 1998, the Company engaged in sponsored research for Nanophase Technology Corporation, Inc. and also received several awards for research from two United States government agencies, the National Aeronautics and Space Administration and the National Science Foundation. The Company's sponsored research programs are discussed more fully at Pages 12 through 14 of this Report with respect to their revenues and time lines. The following table summarizes this information:



                   SPONSOR                 PROGRAM TYPE           AWARD       START DATE     END DATE
         National Aeronautics and          SBIR Phase II          $585,000      4/1/99        3/31/01
           Space Administration
         National Science                  SBIR Phase II          $399,000      9/1/99        8/31/01
           Foundation
         National Science                  STTR Phase I           $100,000      7/1/99        6/30/00
           Foundation
         National Science                  SBIR Phase I           $100,000      1/1/01        6/31/01
           Foundation
         Cambridge Research and            Private Contract        $25,000      9/1/99       12/31/00
           Instrumentation
         Ceramphysics, Inc.                Private Contract        $20,500      9/1/99       12/31/00

                               TOTAL:                           $1,229,500



The Company intends to continue to seek such funding because this funding maintains and expands the technical understanding within the Company.

         With the exception of processes and devices being developed under federal or private research grants (which are discussed more fully in "The SCI Division - Sensors in Development" and "- Sponsored Product Development Programs within the SCI Division"), the Company's products are fully developed and currently are being sold in the marketplace. The Company supplies materials to customers who are engaged in product or process development themselves, but such customers purchase the Company's products based on clear specifications for a fixed price.

         The Company currently does not have any export restrictions on foreign sales of its products.

         As of December 31, 2000, the total amount of accumulated deficit the Company has generated since its inception in 1987 was $5,660,276.

BACKGROUND   OF   SUPERCONDUCTIVITY   AND   ADVANTAGES   OF   HIGH   TEMPERATURE
SUPERCONDUCTIVITY

         A superconductor is an element, inert-metallic alloy, or compound that will conduct electricity without resistance when cooled below a certain critical temperature. For the types of superconductors that the Company manufactures, this critical temperature is -196(degree) Centigrade. This phenomenon was discovered in 1911 in the metal Mercury when it was cooled with liquid Helium to -273(degree) Centigrade. This cooling enables the material to carry electrical currents without loss of energy and, due to the increased current the metals can carry, be used to generate very large magnetic fields. Scientists realized that the phenomenon of superconductivity raised the possibility of less expensive electrical generation and transmission, powerful magnets and levitation. In the past, the only way to achieve this phenomenon was to submerge the metals in liquid Helium. Because of Helium's inherent instability in liquid form and cost issues, the wide spread use of superconductors in commercial applications was impractical. These metals, now known as Low Temperature Superconductors ("LTS"), are superconductive at temperatures from absolute zero up to as high as 23(degree) Kelvin.

         Kelvin is the temperature scale used to identify the extremely cold conditions required for superconductivity. The Kelvin scale starts at "absolute zero," which is the equivalent of -273(degree) Centigrade, and is the coldest theoretical temperature attainable. The unit of measure on this temperature scale is called a Kelvin ("K") and is equal to a single degree on the Centigrade scale ("C").

         With the discovery of new ceramic compounds in 1986, superconductivity can now be accomplished at higher temperatures by using liquid Nitrogen for cooling. The boiling point of Liquid Nitrogen is 77(degree) K, which is equivalent to -196o C. These new ceramics bring superconductivity into the realm of the practical since liquid Nitrogen is inexpensive, stable, long-lasting, and the largest component in our atmosphere and environmentally friendly. These materials are known as HTS materials.

         HTS materials provide the potential for significant increases in performance of electrical systems. Every electrical application delivers electricity from its source to a user through the use of "conductors." However, conventional conductors, such as Copper, exhibit some performance disadvantages. These performance disadvantages include resistance to electric current, causing power loss, heat generation, interference and noise, each of which can significantly decrease the performance of electrical systems. Additionally, the ceramic superconductors manufactured by the Company must overcome several hurdles if they are to gain wide spread commercial application. These include problems associated with making flexible structures such as wire from brittle materials such as ceramics, the limited performance of these materials at what are considered practical temperatures, such as the boiling point of liquid Nitrogen (77(degree) K), and the cost of any device based on these materials. The scientific community has been working on these and other difficulties with HTS materials since 1987. There is no assurance that all of these difficulties can be overcome.

         Superconductors have the ability to conduct electrical current with zero resistance, no power loss, and no generation of heat below some critical current. The performance advantages of HTS materials in electronics applications include reduced component size and weight, increased operating speeds and, in transmission applications, include lower line losses. HTS materials exhibit these properties when cooled to 77(degree) K, a process easily obtainable with inexpensive liquid Nitrogen. LTS materials require cooling to as cold as 4(degree) K or -269(degree) C , with the use of the more expensive liquid Helium.

         The problem of system-wide cooling is being addressed by various of the Company's customers and others. While this problem must be solved for the success of large area applications, such as power transmission lines, high performance applications such as superconductive magnets for medical applications have been widely demonstrated.

         The required use of liquid Helium has made wide spread applications of LTS superconductors impractical in many applications. The higher operating temperatures of HTS superconductors have reduced the operating costs for HTS products since the required liquid Nitrogen is inexpensive and readily available. However, the HTS material itself, as a ceramic, is more difficult to form into products than the metallic LTS materials. For example, with wire and cables, the HTS material requires considerably more processing steps and possibly a higher degree of processing precision in order to manufacture a useful product. In many respects these processes are still in development by the Company's customers and others.

         Because of these difficulties, it has been necessary to develop a number of new or modified processes to achieve satisfactory results with the HTS materials. The Company's process development in this area is being sponsored by the National Science Foundation through a Phase II SBIR grant. This two year program is intended to produce a fine grained superconductive powder which can be manufactured in large batches. The Company is on schedule with its development plans and continues to make sales based on the enhanced powder products that have resulted from this research.

HISTORY OF THE COMPANY

         The Company was founded in 1987 by Dr. Edward R. Funk and his wife Ingeborg Funk to develop, manufacture, and market HTS materials for commercial applications of the newly-discovered superconducting ceramics. The Company's initial efforts were directed toward mastering the manufacturing process for making high temperature superconducting ceramic powders, as discussed in further detail below. During this period, the market for high temperature superconductors was very small, estimated at $1 million a year or less, consisting primarily of demonstration kits and small amounts of HTS powder for research purposes. Sales, though relatively small, covered a wide range of superconducting products, including ceramic powders. The Company sold ceramic powders as finished products and in other forms such as pressed pills or pellets, which were achieved by sintering the ceramic powders, and solid shapes. Ceramic powders sold in such forms were used primarily in research applications.

         Subsequently, the Company began to develop other forms of HTS materials. A broad commercial market for products using HTS superconducting materials has not yet developed, although small niche markets had emerged for some products. In the second half of 1989, the Company began to focus on the market for superconducting thin-film materials, made from the Company's sputtering targets. A sputtering target is a pressed and sintered ceramic pellet which has been sized to fit into a special coating device called a sputtering system.

         These HTS sputtering targets are used by customers of the Company in a vapor deposition process to make thin films of the target material. This process operates in vacuum, hence, the frequently heard term, vacuum deposition or Physical Vapor Deposition ("PVD"). HTS thin films are then patterned, using techniques similar to those in the semiconductor industry, to manufacture sensors, circuits and other devices, which in turn can be used in medical diagnostics, geological exploration, advanced radar, wireless communication and other niche applications.

         The Company's HTS products are produced and marketed by its SCI Division. Additionally, the Target Markets, Inc. ("TMI") Division of the Company is marketing some of the non-superconducting products that the Company has developed. The Company established the TMI Division in 1992 and began to market sputtering targets of materials other than superconductors for thin film deposition. This division is located within the headquarters of the Company in Columbus, Ohio and shares facilities and staff with the SCI Division. For additional information, see "The TMI Division."

         The following chart summarizes the annual revenues and percentage of total consolidated sales for the fiscal years ended December 31, 1998, 1999, and 2000 respectively, for each class of products that the Company produces.



                                         12/31/98                  12/31/99                 12/31/00
                                         --------                  --------                 --------

                                    Annual        % of Total  Annual     % of Total     Annual     % of Total
PRODUCT CLASS                       Revenue         Sales     Revenue       Sales      Revenue       Sales
-------------                       -------         -----     -------       -----      -------       -----

Superconductive Powders           $   73,959         2.96%  $  107,277      4.01%         47,886     1.49%
Nonsuperconductive Powders             8,456         0.34%      18,003      0.67%         24,698     0.77%
Superconductive Targets               52,899         2.12%      85,386      3.19%         55,981     1.75%
Nonsuperconductive Targets(1)      1,035,725        41.46%   1,079,133     40.29%      1,340,411    41.82%
Buy & Resell(2)                      435,119        17.42%     552,663     20.63%        781,377    24.38%
Bonding and Backing Plates(3)        142,161         5.69%     163,200      6.09%        210,474     6.57%
Demonstration Kits                    21,644         0.87%      15,141      0.57%         20,961     0.65%
Levitators                            21,182         0.85%       1,245      0.42%         26,000     0.81%
Contract Research                    470,552        18.84%     425,153     15.87%        525,566    16.40%
Other(4)                             236,465         9.45%     221,161      8.26%        171,809     5.36%
                                  ----------                ----------                ----------
                                  $2,498,162                $2,678,362                $3,206,163
                                  ==========                ==========                ==========



----------

(1) Includes nonsuperconductive targets from the SCI division and ceramic and metal targets from the TMI Division.

(2) Includes buy and resell of precious metals, buy/resell targets and other miscellaneous items.

(3)   Includes sales from the SCI and TMI divisions.

(4) Includes scrap inventory sales, as well as shipping and packaging charges on the Company's products.

Original Company Focus in HTS Products

         The Company's original focus was to offer HTS powders in various chemical mixture ratios and bulk solid state forms of HTS materials, including:

      o  sputtering targets;
      o Levitators(R), which produce a large oriented grain useful for its high levitation forces, ability to trap magnetic flux, and carry large currents;
      o  magnetic shields; and
      o  various kits, support equipment and other materials.

      Superconductors can be used as magnetic shields because of their unique diamagnetic properties. Diamagnetism is the ability of a material to repel a magnetic field. Many naturally-occurring substances, such as water, wood, and paraffin, exhibit weak diamagnetism. Superconductors exhibit strong diamagnetism below their Tc, which represents the critical transition temperature below which a material begins to superconduct. The sudden loss of resistance in a superconductive medium may occur across a range as small as twenty millionths of a degree Centigrade.

         The market for all HTS products, although small, has historically been represented by groups seeking to establish a fundamental understanding of the properties, principles and theory of these materials and also groups focused on applications of high temperature superconductivity. The ratio of fundamental to applications research continues to shift toward commercialization of the technology as demonstrated by the increasing number of "beta prototype" programs in the industry. A beta prototype is a device or system in a pre-commercial stage of development, which has been tested in a laboratory as an alpha prototype, and then further developed to be tested in an actual customer site in a typical operating environment. Operating experience and customer feedback in the beta test phase can be used in the design of an initial commercial product.

         The Company provides the basic building blocks for many HTS products, since nearly all applications of HTS start with powder that is subsequently processed into products such as wire, sputtering targets, or large single crystals, which, in turn, can be used to manufacture transmission cables, superconductive magnets, sensors, radio frequency ("Rf") filters for wireless communications, and frictionless bearing systems for linear or rotating system applications. A frictionless bearing system is a non-contact device that utilizes the diamagnetic characteristics of a superconductor to stably levitate or suspend a load which may be in rotational or linear motion. The system overcomes normal frictions which limit conventional mechanical bearings by eliminating physical contact between the components. This bearing design has been used in energy storage systems under development by Boeing, among others.

         The Company has a suite of proprietary processes that are utilized in the production of its products. As discussed later, the Company also has licenses of patents and its own patent and patent applications in this field. See the section of this document entitled "Intellectual Property" for additional information.

         The Company's proprietary ceramic powder and powder densification processes have been successfully adapted to other electronic ceramics that exhibit unique, non-superconductive characteristics. Some of these materials are also in transition from fundamental to applications oriented development and may be the source of significant revenues in the Company's future. These materials can be categorized as ionic or electronic conductors and materials with unique magnetic properties such as the ceramics used in non-volatile computer memories.

Expansion into Other Materials and the Creation of the TMI Division

         By early 1990, it was clear to the Company that the market for HTS superconducting powder, targets and other HTS products was still too small (about $1 to $2 million annually) to assure survival and growth of the Company. Accordingly, the Company expanded its product line to include sputtering targets made of non-superconducting ceramics, metals and metal alloys. As the demand for these products grew it became evident that this new product line could expand more rapidly if it were managed as a focused, non-superconductive, effort. The metal, metals alloy and simple ceramic sputtering targets were then packaged into the newly created TMI Division. The Company's non-superconductive products are marketed and identified under the TMI name.

         The total market for non-superconducting metal, metal alloy and simple ceramic targets for the thin film industry is estimated at $720 million globally based on a Business Communications Company ("BCC") report dated August 26, 1999. The Company, through its TMI Division, also embarked on a program to move selected products developed for research and development applications into production applications. Through continuing relationships with equipment manufacturers and potential customers, TMI is able to compete in the production markets with existing products both on a technical and price basis. There are new materials being continuously investigated, and these new ceramics and metal alloys sometimes develop rapidly into significant markets. The Company believes that it has positioned itself well in the marketplace to move quickly as these materials move from research and development into production usage. In 2000, approximately 60% of the Company's target shipments were classified by the Company as production, and 40% were classified as research and development. This is a marked change from 100% classification as research and development shipments in 1995. The Company's objective is to achieve an 80% to 20% ratio of production to research and development shipments.

         The Company has continually added production processes and testing equipment for the many product compositions that can be used as sputtering targets. The TMI Division standard products, as listed in its catalogue, now include nearly 200 items of ceramic materials and metals and alloys available in various sizes and shapes. TMI shipments were 64.6% of total Company revenues in 2000.

         The Company offers a wide range of HTS products to the marketplace. The Company has competitors for all of its various products. In general, the Company's HTS products are distinct in the marketplace due to the molecular level mixing achieved through the Company's patented and proprietary chemical precipitation processes for ceramic powders, the chemical purity achievable by these processes, and the high level of characterization and customization the Company performs for each client. Accordingly, the Company intends to be price competitive on its products but not the low price leader.

THE SCI DIVISION

         The SCI Division primarily produces and markets the Company's various HTS products, which include both superconducting and non-superconducting products. The most significant of the Company's HTS products are discussed below.

Superconducting Products

         High Temperature Superconductive Powders. HTS powders are the building blocks for most applications of high temperature superconductivity. The Company offers a wide variety of HTS powders. Powders are manufactured using conventional solid state and wet chemistry, as well as proprietary processes developed or licensed by the Company. Wet chemistry refers to a mixing technique using liquid precursors from the Company's processes which utilize dry blending of chemical precursors. Superconducting powders represented approximately 1.5% of Company revenues in 2000, 4.0% in 1999, and 3.0% in 1998. The Company's HTS powder production is also used internally to make Levitators(R), HTS sputtering targets and other ceramic components.

         Customers in the SCI Division have included several manufacturers of superconducting wire, wherein the powder is put into a tube and drawn and redrawn to very fine size. Such wire is now available from our customers and others in lengths sufficient to make superconducting magnets, motors, and power transmission lines. This market for the Company's HTS powder is expected to grow as these applications transition from research to prototype to production use. Some of these applications are now in the engineering-prototype stage, and are being evaluated with respect to their conventional counterparts. There currently are several highly-publicized prototype devices or systems based on HTS materials, most of which in the United States are sponsored by the Department of Energy through its Strategic Partnership Initiatives, including:

         o Fault Current Limiter
         o Transformer
         o Transmission Line
         o Flywheel Energy Storage System

         The purpose of the engineering prototypes now in evaluation is to determine the technical and economic feasibility of the specific applications. Although it is unlikely that all of the initially configured prototypes now in testing will be economically viable, there are a number of applications being tested, and the Company believes that some of these will move into production in the next several years, although in most cases the time lines for development are unclear. Specifically, the development of Ittrium Barium Copper Oxide ("YBCO") wires based on the coated conductor approach still has several technical and financial hurdles to overcome, and at this time it is unclear when such wires will move into production phase. The Company is particularly optimistic about cables, where the use of superconductors may reduce power transmission losses. In addition, because much higher currents can be carried in HTS cables for a given volume, there may be savings realized through the minimization of the disruption to dense cityscapes as the transmission and distribution grid is refitted to accommodate the increase in demand for electric power.

         Encouraging results are also being shown by companies other than SCI that make superconductive Rf filters for the distributed base stations which support the national wireless communication network. Rf filters are used in wireless communication systems to enable the selection of desired radio frequencies and the exclusion of undesired signals. Such applications of HTS promise to reduce noise level, decrease signal interference, and reduce the number of dropped calls. Additionally, some HTS equipped cellular base stations extend the range of the station.

         Another promising application of HTS is fast response fuses, sometimes called fault current limiters. In this case, the very short (fraction of a cycle) response time of HTS material to voltage surges on electric transmission and distribution networks may reduce downtime and capital expenditures for utilities. HTS fault current limiters are self-resetting and, unlike conventional fuses, are not destroyed by a voltage surge. The Company currently has an alliance with Argonne National Laboratory in the development of this device. This product has not yet reached the prototype test stage.

         The major market for LTS wire is in magnets for medical Magnetic Resonance Imaging ("MRI") systems. Recent tests conducted by Siemens show that HTS wire may have an economic and technical advantage for this application. Cost advantages may be achieved in new systems by the elimination of liquid Helium cooling. Technical advantages may be achieved through the higher fields obtainable by using HTS materials at very low temperatures. The Siemens tests were not conducted with wire containing the Company's HTS materials, but with wire of similar composition produced by the Company's competitors. At this time, the Company's HTS products have not been tested in an MRI system.

         The Company makes the raw materials that are used by the manufacturers of the above mentioned products, and actively solicits the business of those making such products.

         Superconducting Sputtering Targets. The Company converts its powders into dense, precisely machined ceramic components which are used as sputtering targets by its customers for the manufacture of superconductive thin films. These thin films can then be etched in patterns to produce electrical devices such as superconductive quantum interference devices that are extremely sensitive to small electric and magnet fields, such as brain waves, a passing submarine, or certain electric and magnetic signatures of ore or oil deposits. This market was 1.7% of Company revenues in 2000, 3.2% in 1999 and 2.1% in 1998.

         HTS materials, as thin and thick films both as sputtering targets and powder are currently used in Rf filters microwave applications such as in cellular base stations. At this time, there are several companies whose superconductive Rf filters are going into limited production. These companies include: Superconductor Technologies, Inc., Conductus, Inc., and Illinois Superconductor Corp. Other companies are thought to be developing such products based on HTS materials. The Company is a potential supplier to these producers for both HTS powder and sputtering targets, although it has not sold these products to such producers as of yet.

         The "next generation" of HTS wires and cables is expected to be based on a structure called a "coated conductor." In this case the conductor, YBCO, is deposited using a thin film technique onto a metal tape or foil which has been modified so that the area receiving the superconductor is specifically aligned or "textured" to promote optimal performance of the coating. Thin film deposition is a method of fabricating ceramic superconductors to more precisely control the growth of the crystalline structure to eliminate grain boundaries and achieve a desired Tc. The deposition of the YBCO conductor is being pursued in the United States and Japan by use of the Company's sputtering targets. While this application is expected to take several years to develop, for now it enables the Company to participate in near term applications of HTS wire through its Bismuth, Strontium, Calcium, Copper and Oxygen ("BSCCO") materials, and future requirements through its YBCO ceramic components.

         "Levitators(R)." The Company has a non-exclusive license from Argonne National Laboratories for producing seeded and melt textured YBCO large single domains for which the Company has been issued the trademark "Levitators(R)." In a typical melt processing method, YBCO is heated above its peritectic point where it melts incongruently into Y2BaCuO5 and a Ba- and Cu- rich liquid. The semi-solid melt is cooled slowly to obtain aligned grains of YBCO or domains. In order to achieve high levitation forces, large domain size and high critical current density ("Jc,") are desirable. One way to increase the domain size is by initiating grain growth by using a seed crystal. In the presence of a favorable temperature gradient, the seed not only ensures a single nucleation site but also permits controlled orientation of the grains. The seeding technique along with a controlled temperature gradient enable growth of YBCO domains as large as that of the sample size.

         A superconducting Levitator(R) is a compact of the Company's superconductive powders which have been processed to form a large C-axis oriented grain that exhibits a high critical current density and considerable diamagnetism. The Company has advanced its technology well beyond the original Argonne licenses, and has applied for and expects to be issued a patent for its own proprietary processes to manufacture Levitators(R). At this time, the Company's large domain Levitators(R) ("LDL"), made from its superconducting powders, exceed 30 Newtons of separating force when used with certain magnets. This value is high enough to make practical several applications, including near frictionless bearing systems, flywheels energy storage devices (so called
frictionless  flywheels),   and  linear  transportation  devices  (e.g.,  Maglev
trains).

         In 1996 the  Company  supplied  approximately  1,600  Levitators(R)  to
Commonwealth Edison for a prototype frictionless flywheel energy storage ("FFES") device. The FFES device is a flywheel that rotates in an evacuated chamber and is supported by HTS Levitators(R) so that there are no mechanical bearings. The friction factor is more than

1,000,000 times less than the best mechanical bearings. Under these conditions, very little energy is lost to friction. Energy is applied to the flywheel to spin it up, and energy is withdrawn at nearly 90.0% efficiency as needed.


         At this time, Commonwealth Edison has placed the development of FFES units on hold. The prototype for which the Company supplied for the Levitators(R) is said to have demonstrated the feasibility of HTS levitated frictionless bearings for this application. The Levitators(R) supplied by the Company for this program were tested by Argonne National Laboratory.

         The Company has engaged in further research and development on its Levitators(R), with a view toward enhancing their performance capability and reducing the costs of production. The Company has focused its efforts on identifying a suitable replacement for Platinum Oxide, which is one of the most expensive components of its basic powder mix for Levitators(R). If successful, levitator production costs will be substantially reduced. Currently the Company is exploring the use of Cerium as a substitute for Platinum Oxide with some success.

         The Company continues to collaborate with Argonne National Laboratory through a Creative Research and Development Agreement in order to advance the technology and broaden the range of applications for which Levitators(R) are applicable. Improvements in performance, combined with a significant reduction in manufacturing costs, are expected to result from this multi-year, cost sharing program.

         The United States electric power industry is scheduled for deregulation in the very near future. This will force competition to occur between power providers well beyond their current regional boundaries. Commonwealth Edison, which purchased the Company's LDLs in 1996, at that time supplied approximately 5% of the electrical power used in the United States. Officials at the utility have advised the Company that they view the development of the FFES system as a key component of their competitive strategy. Other utilities may also use these systems in their competitive strategies. There are also programs to develop similar energy storage devices in Japan, the United Kingdom, Korea and Germany. Currently Boeing Corporation, which is one of the Company's competitors, is developing a competitive FFES system that uses HTS materials as an enabling component of the bearing system.

         Superconducting Accessories. The Company provides certain accessory superconducting products that are needed, in addition to the Company's core HTS materials, to support its customers' research or manufacturing programs. The Company does not manufacture accessory superconducting products, but rather it purchases such products for resale to the Company's customers.

         Demonstration Kits, Instrumentation Accessories for Superconductivity Education. Demonstration kits were the first products sold by the Company in significant volume. Packaged for the educational community, the Company continues to manufacture a family of laboratory demonstration kits designed to exhibit the key features of perfect conduction, diamagnetism and flux trapping that are unique to HTS materials. These kits are marketed directly by the Company and also through a network of educational product distributors which include Edmund Scientific, Arbor Scientific, Beckly Cardy and others. The instrumentation and accessories offered by the Company include a wide range of discs, dies, rare earth magnets, vacuum jars, box furnaces, digital volt meters, dewars and flasks, and related items. These combined categories represented approximately 0.7% of Company revenues in 2000, 0.6% in 1999 and 0.9% in 1998.

Non-Superconducting Products

         Beginning in 1996, the SCI Division of the Company manufactured and sold non-superconducting, as well as HTS products for commercial use which can be categorized as engineered powders, engineered parts, and engineered components.

         Engineered Ceramic Powders. The Company has adapted its proprietary Ceramic Oxide powder production processes for the manufacture of fine, ultra-fine and nano-crystalline powders of non-superconductive materials to support a variety of expanding applications requiring electronic ceramics. These powders are used by customers of the Company in the development or manufacture of:

         o   solid oxide fuel cells;
         o ceramic membranes for the separation of natural gas from its contaminants;
         o   Lithium ion batteries;
         o   ceramic electrodes for harsh environments;
         o   ceramic electrodes as a replacement for precious metals; and
         o   capacitors.

         Engineered ceramic powders were 0.8% of Company revenues in 2000, 0.7% in 1999 and 0.3% in 1998.

         Ceramic Sputtering Targets. The Company has adapted its proprietary ceramic powder densification processes to manufacture a variety of sputtering targets from its line of electronic ceramic powders. The energy storage and optical industries are working to utilize the unique properties of electronic ceramics to enhance the performance or reduce the cost of their products.

         Sputtering targets composed of complex ceramic oxides for applications such as non-volatile memory, thin film capacitors, thin film electrodes, and transparent electronic conductors are an emerging product line for the SCI Division, comprising 10.2% of the SCI Division's revenues in 2000, 5.9% in 1999 and 5.8% in 1998. The hope of the Company is that materials developed to supply customers' research requirements will grow into large scale production orders with the commercial success of the next generation of thin-film-based electronic devices. The Company has certain proprietary knowledge and trade secrets related to the manufacturing of these non-superconductive ceramic oxide sputtering targets.

Sensors in Development by SCI Division

         The SCI Division was awarded a Phase I SBIR contract by the National Science Foundation to develop a sensor for oxides of Nitrogen gas ("NOx") and to be used in harsh environments. The Company has also been given a purchase order by Cambridge Research Instruments to develop a temperature sensor, based on a thin film superconductor, for use at or slightly above the boiling point of liquid Nitrogen. These two development contracts were 1.2% of Company revenues in 1999. The Company was not in this field of sensors prior to 1999.

         Sensors for Harsh Environments- Gaseous Oxides of Nitrogen. For automobiles, public utilities, and other generators of NOx, currently no low cost detection system exists. The harmful effects of NOx are a well known component of the green house gases that are damaging to the environment. The United States and other foreign governments continue to fund the development of solutions to reduce green house gasses in which sensors are a part of the detection and correction system. Once developed, these solutions may be legislated upon the marketplace. The low-cost NOx sensor market is global and may be expected to exceed several million dollars in the next decade.

         The Company has recently completed a Phase I Small Business Innovative Research ("SBIR) feasibility study of the design, development and manufacture of a sensor for NOx to be used in harsh environments, such as the exhaust stream of internal combustion engines. This program consists of three phases: (1) Phase I, which is the feasibility study, (2) Phase II, in which a prototype is developed, and (3) Phase III, which includes the realization of a commercial product, backed by private funds. The Company is currently preparing a Phase II proposal for this sensor. The goal of the program, funded through a competitive award in the amount of $399,000 by the National Science Foundation, is to build on the Company's strengths in ceramic fabrication and to devise a device that is both low in cost and also highly sensitive to NOx in the range required for future automobiles.

         The development of a NOx sensor, suitable for use in next generation spark-ignition direct injection engines, has been given the highest priority by stakeholders in the industry, including major automobile and engine manufacturers. New, lean-burn engine technologies are nearing commercial reality, but they lack adequate sensors to monitor and control the quality of exhaust in order to operate within federally mandated pollution guidelines.

         Sensors for Cryogenic Temperatures - YBCO Based. Sensors based on the superconductor YBCO are being developed for the temperature range of 77-92(degree) K. The skill set developed to perfect these devices will serve the Company in the manufacture of all of its planned sensors. While temperature sensors for the broad range of 4.2(degree) K to 300(degree) K are well understood, and available from reputable commercial enterprises, a greater accuracy over a limited temperature range may be a competitive advantage for YBCO based sensors in new and dynamic applications such as magnetic levitation ("MAGLEV") and flywheel energy storage, where very small temperature excursions may be used as the predictors of system disruptions or failure. In this effort the Company currently has an alliance with Cambridge Research and Instrumentation.

Strategic Alliances, Major Suppliers and Customers

         The Company attempts to do most development work in the SCI Division in cooperation with partners who will ultimately consume, or may serve as a channel to market, the Company's products and technology. In this way, the Company remains focused on providing value-added materials solutions for a range of commercial applications.

         Most of the Company's products are manufactured from component chemicals and metals supplied by various vendors. The SCI Division is dependent upon ultra high purity Yttrium to manufacture its superconducting products. Several suppliers currently satisfy the Company's requirements for this material. If the Company suddenly lost the services of such suppliers, there could be a disruption in its manufacturing process until the suppliers were replaced, but the Company has identified several other firms as potential back-up suppliers who would be capable of supplying this material to the Company as necessary. To date, the Company has not experienced an interruption of raw material supplies.

         The top five suppliers to the SCI Division in 2000 were, in descending order: Argonne National Laboratories, Noah Technology Corp., MTI Corp., Cerac Corp., and Praxair Corp. In every case, the Company believes that suitable substitute vendors could be found. Also, as the Company's volume grows, the Company may make alliances or purchasing contracts with these or other vendors.

         No customers in the SCI Division accounted for 10.0% or more of the total SCI revenue in 2000.

Research and Development

         The Company focuses its research and development efforts in areas that build on its expertise in multi-component ceramic oxides. These efforts currently include optimization and scale up efforts for BSCCO 2-2-1-2 powders sponsored by the National Science Foundation, large and specially formulated YBCO discs and rotation/levitation apparatus for gravity modification research sponsored by NASA, and a sensing device based on the Company's ceramic products which identify the presence of NOx gases in harsh environments which is also sponsored by the National Science Foundation.

         The Company's initial focus on HTS was shifted upon the realization that the market for that technology would take several years to develop, and that the Company's talents and capital base could also be used to provide materials solutions in a wide range of other industries. While according to a study commissioned by the United States Department of Energy, HTS is expected to develop into a multi-billion dollar industry in the first decade of this century, the Company has diversified its efforts to concurrently participate in other materials markets. The emphasis of the SCI Division's research has been broadened to include engineered ceramic oxide materials.

         The SCI Division of the Company remains focused on the development of materials, processes and devices based on its core skills in:

         o  ceramic powder fabrication;
         o  powder densification;
         o thin film technology, a device fabrication technique where individual layers of the device are less than one micron thick and are typically constructed using specialized coating techniques that can utilize the Company's sputtering targets; and
         o thick film technology, a device fabrication technique where individual layers of the device are more than one micron thick and are typically constructed using specialized coating processes like tape casting, which can utilize the Company's ceramic powders.

         These developments are realized through partnerships with the Company's many customer collaborators. The Company's reliance on a commercial customer collaborator optimizes its development expenditures by focusing on the projects where customers have identified markets and agree to provide future revenue streams based on the successful completion of the project.


         Company Sponsored Research and Development. The Company often undertakes commitments in the ordinary course of business that require the Company to develop methods or processes that expand the Company's skill set. In general, the Company does not initiate a formal development program to accomplish these tasks, but does absorb any expenses which may exceed the revenues provided by clients, as part of its internal development costs.

Sponsored Product Development Programs within the SCI Division

         The Company has a number of research programs, including two Phase II SBIRs that are sponsored by government agencies. These programs are being conducted within the SCI Division. These programs are all believed to have significant commercial potential if the respective technologies can be fully developed. The research program sponsored by NASA involved various experiments to determine the proper composition and crystal structure of a specialized ceramic material which, when used in conjunction with a superconductive YBCO layer, and the assembly is both cooled and rotated at high speeds, may shield the effects of gravity. Another research program sponsored by the National Science Foundation as a Phase II SBIR involves the automation of the chemical precipitation and also the scale up and automation of the low pressure calcination process for the Company's BSCCO 2-2-1-2 superconductor powder. Experiments are being performed to determine the reliability of the automated process, and the effects of the larger batch size on quality in the calcination step. The Company's subcontractor, Intermagnetics General Corporation, Advanced Superconductor Division, was also using selected powder samples to make multi-filament superconductive wire and also developing a process for the continuous heat treatment of long lengths of HTS wire. The Phase I STTR program, also sponsored by NSF, included experiments using various combinations of the Company's ceramic substrates and powders to determine which pairing showed the most sensitivity to NOx gases at temperatures in the range of 700-1000(degree)
C. SBIRs and sponsored research and development contracts accounted for 16.4% of Company revenues in 2000, 15.9% in 1999 and 18.8% in 1998.

         Several  public  and  privately  funded  programs   currently   support
continued product, process and component development within the SCI Division.

         Sponsored programs include:

         o National Aeronautics and Space Administration ("NASA"), beginning on April 1, 1999, funded a Phase II SBIR for a $580,000 program over two years to demonstrate the feasibility of manufacturing a large, bi-layered superconductive toroid (ring) and related levitation/rotation system for gravity modification experiment in cooperation with Argonne National Laboratories and Wright State University. The Company's share for in-house work on this project is $310,000 over two years. The contract may be cancelled at any time and the two year duration expires on May, 2001.

         o The National Science Foundation ("NSF"), beginning on September 1, 1999, funded a Phase II SBIR program over two years for $400,000 for advanced manufacturing of BSCCO superconductive powders for low cost, continuous HTS wire fabrication, with partner Intermagnetics General Corporation, Advanced Superconductor Division. Pursuant to the terms of an award letter from NSF dated August 26, 1999, the Company's share of this funding is $200,000 over two years and the contract may be cancelled at any time. The grant is subject to the NSF SBIR Phase II grant general conditions and to the NSF SBIR/STTR Phase I Program Solicitation and Phase II Instructions. These conditions require, among other things, that the Company submit semiannual progress reports and a final report to NSF as a condition to payment of the award amounts. The Company may subcontract portions of the work to be performed under the grant, although the Company itself must perform at least one-half of the research and analytical effort. The Company may retain rights in technical data developed under the grant, except that the U.S. federal government will have the right to use such data for government purposes. The Company may also retain all rights, title and interest in any patentable invention or discovery conceived or reduced to practice in performance of work under the grant, provided that it discloses the invention or discovery to NSF, notifies NSF in writing of its intent to retain title to the invention or discovery, and takes appropriate action under applicable U.S. federal patent laws. If the Company fails to follow these procedures, it may lose title and rights to the invention or discovery to the U.S. federal government. This program expires on August 31, 2001.

         o NSF, beginning on July 1, 1999, funded a Phase I Small Business Technology Transfer Program ("STTR") for $100,000 for the development and technology transfer of a sensor for oxides of Nitrogen gas to be used in harsh environments, i.e. an automobile exhaust stream, with the Center for Industrial Sensors and Measurement at The Ohio State University as a partner. Pursuant to the terms of an award letter from NSF dated June 25, 1999, the grant is a fixed amount grant. The Company's in-house share of this funding is $50,000. This program expired on June 30, 2000, although work continues on the device in preparation of a Phase II grant application which will be submitted in the first quarter of 2001.

         o NSF, beginning on January 1, 2001, funded a Phase I SBIR for $100,000 for a project entitled "New Coordination Complexes for the Synthesis of Nanocrystalline SrRuO3," with Oklahoma State University as a partner. Pursuant to the terms of an award letter from NSF dated November 27, 2000, the grant is a fixed amount grant that will expire on June 30, 2001. The Company must file a Phase I Final Report within 15 days of the date the grant expires. The grant is subject to the NSF SBIR/STTR Programs FY-2000 and Phase I Grant General Conditions, which require, among other things, that the Company timely submit the final report to NSF to receive full payment of the grant. The Company may subcontract portions of the work to be performed under the grant, although it must perform at least two-thirds of the research and analytical effort itself. The Company may retain rights in technical data developed under the grant, except that the U.S. federal government will have the right to use such data for government purposes. The Company may also retain all rights, title and interest in any patentable invention or discovery conceived or reduced to practice in performance of work under the grant, provided that it discloses the invention or discovery to NSF, notifies NSF in writing of its intent to retain title to the invention or discovery, and takes appropriate action under applicable U.S. federal patent laws. If the Company fails to follow these procedures, it may lose title and rights to the invention to the U.S. federal government.

         o Cambridge Research and Instrumentation, funded by a Phase II SBIR subcontracted with the Company pursuant to a purchase order dated September 27, 1999, for $25,000 for the development of a superconductive temperature sensor tunable for a specific 2(degree) K region around the boiling point of liquid Nitrogen (77(degree) K) for use in a unique geological instrument. This program began on September 1, 1999, and ended on September 30, 2000.

         o Ceramphysics, Inc., which has a funded Phase II SBIR, subcontracted with the Company for the development of HTS electrodes to replace Platinum in a Department of Defense application of cryogenic capacitance energy storage. This subcontract is for $20,500 and ends on September 1, 2001. A second phase of the program has been funded outside the government for a 13 month period beginning October 1, 2000.

         All of the sponsored research and development contracts can be cancelled at the sponsor's option, with accrued costs being paid. The Company currently has $364,753 of funding from government sponsored research and development programs that could be cancelled at any time.

         To date, federal funding has been directly or indirectly responsible for an estimated 80.0% of the developmental funding of the HTS industry. Such funding plummeted in 1992 and 1993 when the Supercollider project was terminated. Federal funding has rebounded somewhat in recent years. Management of the Company anticipates that any increase in funding for superconductivity research may benefit the Company indirectly, since many of its customers' research and development efforts receive government funding. However, while the Company continues to submit proposals to federal and private funding organizations, there is no assurance that the Company will be awarded similar contracts in the future.

Competition in the HTS Industry

         The Company has a number of domestic and international competitors in the HTS field, many of whom have resources far in excess of the Company's resources. After more than a decade of intensive development work, commercial prototypes of various large scale HTS applications are now reaching prototype test stage. It is anticipated that as commercial devices based on HTS technology begin to gain wide spread acceptance, and the attractiveness of the industry improves, new competitors for powders, sputtering targets and large superconductive single crystals will emerge. A major United States competitor of the SCI Division is The Surface Science Division of Praxair Corporation. In Europe, the SCI Division competes principally with a spin-off of Aventis (f.k.a., Hoechst), a division of Aliatec Corporation of France. In Japan, the SCI Division's principal competitor is the DOWA Chemical Company. Some of the developers of HTS based products, such as American Superconductor Corporation, have also chosen to internally manufacture the HTS powders that they require, and therefore compete with the Company in some cases, or foreclose themselves as potential customers of the Company.

Marketing and Sales

         The SCI Division markets its products by direct sale in the United States. Most of the Division's orders are in response to requests for quotations. The SCI Division distributes a catalogue of its products, exhibits at the several relevant tradeshows, and engages in direct mailings. The Company also has an operating website: www.superconductivecomp.com. The Company intends to intensify its marketing efforts in the future.

         The SCI Division also sells its products through distributors in some foreign markets. On March 2, 2000, the Company announced that Earth Chemicals in Japan was selected as the exclusive distributor for Japan. The Company has non-exclusive distributors in Europe, Korea, Taiwan, Israel and Singapore.

         The global acceptance of the Internet has greatly increased the SCI Division's ability to promote itself to the entire scientific community, and thereby facilitated direct sales, engineering and customer support from the Company's Columbus, Ohio facility. Notwithstanding an increasing number of distributors, more than 75% of the SCI Division's international sales are handled directly by the Company's in-house sales staff.

         In addition to distributors and representatives around the world and its Internet website, the Company maintains a modest print advertising program, which includes the magazines Physics Today, Superconductor, Cryo-electronics and the Thomas Register of Manufacturers. The Company publishes technical articles in scientific journals and presents technical papers at technology-based conferences, workshops and symposia.

         The Company has sold HTS products to customers in 42 countries worldwide. The total number of customers served by the Company was 235 in 2000, 185 in 1999 and 129 in 1998.

         No single customer accounts for more than 10.0% of total SCI Division sales.

Production Capacity

         The SCI Division has a current HTS powder production capacity of approximately 700 kilograms per year, but is expected to increase to 1,200 kilograms per year in the year 2001. The Company was able to increase its production capacity in the year 2000 to keep pace with customer demand. The cost of this expansion was supported by grants from NSF and by additional investment in equipment by the Company. Currently, the Company is on track to meet future demand. Generally, the Company has not had instances where it was unable to meet demand, although delivery times have been extended by a few weeks in some cases without any loss of sales. Increasingly, however, the customers of the SCI Division are inquiring about the production capacity of the Company for their future production requirements. Based on this experience and occasional loss of customers to larger competitors, management views the expansion of HTS capacity in the SCI Division as a primary objective in the near future.

Quality Control

         The Company uses a network of trusted and qualified suppliers, backed up by the Company's internal and contracted analytical capabilities. Incoming raw materials are tested, when required, for suitability using techniques such as X-ray diffraction ("XRD"), inductivity coupled plasma ("ICP") spectrometry, particle size analysis, and other methods. In addition to these tests, sample lots of the Company's complex ceramics are often fabricated to determine if a new supplier and/or new lot of input materials can be used to make a product to specification.

         The quality assurance processes for Company products include critical temperature, carbon content, or packing density. The Company certifies its products for phase purity by XRD, for major and trace elemental composition by ICP, and mechanical tolerances using certified calipers and micrometers.

         The amount of rejected product during internal processing was 1.5% of revenues in 2000, 4.5% in 1999 and 3.0% in 1998. Customer returns of SCI Division products were 1.5% of revenues in 2000, 0.1% in 1999 and 0.5% in 1998.

         The Company owns its quality  control  equipment  and also  selectively
contracts  with  a  network  of  domestic  vendors  for  additional   analytical
capabilities. The Company's in-house analytical instruments include:

         o  ICP manufactured by Leeman Laboratories, Inc.;
         o  particle size analyzer manufactured by Toshiba Corporation.;
         o  XRD manufactured by Rigaku Corporation;
         o  electronic dispersive X-ray spectrometer manufactured by Edax;
         o  differential   thermal   analyzer   manufactured   by  Perkin  Elmer
            Corporation;
         o  scanning electron microscope manufactured by ISI Corporation;
         o various digital calipers, analog calipers, digital and analog micrometers, routinely calibrated against National Institute of Standards ("NIST") traceable standards; and
         o various digital weight scales that are routinely calibrated against NIST traccable standards.

Intellectual Property

         The Company has developed or acquired intellectual property in the form of patents, patent applications, and licenses on patents. The Company currently is not aware of any litigation involving its products or processes, nor has the Company been contacted by any potential litigants regarding the same.

         Patents and Patent Applications. The Company has applied for and received from the United States Patent and Trademark Office patent # 5,863,867 dated January 26, 1999, for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method. This patent will expire on October 28, 2016. This material is used to make HTS powder at this time.

         Several other patents have been or may be filed covering various aspects of the HTS field, including the basic concepts, the powder composition, processing, and products. The Company has applied to the United States Patent and Trademark Office for a patent number covering Large, Strongly-Linked Superconducting Monoliths and Process for Making Same. The application date is July 1, 1998. Notice of allowance for this patent application has been received and the Company expects a patent to issue in the near future. Industry wide, it has been reported that over 4,000 applications exist for HTS materials, processes and applications. The Company does not have a license or patents covering all products that it makes and markets in the HTS field.

         The Company may not be able to obtain licenses for manufacturing from the patent holders. Furthermore, the Company may have a liability, which cannot be determined at this time, for products produced prior to the issuance of the patents. The Company may not have the resources to defend itself in the event of a patent lawsuit, although the Company is not currently a party to any ongoing patent dispute or litigation and knows of no circumstances at this time that would give rise to such a dispute or litigation.

         The Company's patent attorneys are Hudak and Shunk of Akron, Ohio. Ms. Laura Shunk, a partner in that firm, is the daughter of Dr. Edward R. Funk, President and Chief Executive Officer of the Company.

         Trademarks. The Company has a federally registered trademark on the word "Levitator(R)," which is used to describe the SCI Division's line of large domain YBCO seeded and melt-textured monoliths.

         Non-Exclusive Licenses. The Company has the following non-exclusive licenses:

         o Sandia National Laboratories - Sandia Chemical Prep Process for line YBCO superconductive powders, license #95-000131, based on U.S. patent #4,839,339, dated June 13, 1989. The Company's license to use this patent is governed by the terms of a Nonexclusive License Agreement between the Company and Sandia Corporation, which operates Sandia National Laboratories, effective February 26, 1996. Pursuant to this Agreement, the Company has a non-transferable, non-exclusive right and license to make, sell, lease and transfer products that are operated under any claim of Sandia patent rights for patent # 4,439,339. In exchange therefor, and in addition to an initial fee paid on the effective date of the Agreement, the Company currently pays Sandia a royalty equal to 5% of the net sales price of the licensed product sold, leased or transferred. The Nonexclusive License Agreement is effective until the earliest to occur of: (1) January 1, 2015, (2) expiration of the subject patent rights, or (3) a default by the Company on a royalty payment or other breach by the Company of the Agreement that is not cured within 60 days after written notice from Sandia of such default. Sandia may also terminate the Agreement upon the Company's dissolution, insolvency, bankruptcy, or similar event.

         o Argonne National Laboratory Low Pressure Calcination process for low Carbon HTS material. License # ANL-IN-89-030, based on U.S. patent #5,086,034. This license is subject to the terms of a Nonexclusive License Agreement between the Company and The University of Chicago as operator of Argonne National Laboratory, effective as of October 12, 1995. Pursuant to this Agreement, the Company has a nonexclusive license to use U.S. patent #5,086,034 and all extensions thereof in the processing of HTS powders. In exchange therefor, and in addition to an initial non-refundable license fee, the Company currently pays a royalty equal to 1.25% of its gross sales of products made within the scope of any claim of the subject patent. The Agreement is effective for as long as the patent is effective, except that the Company may terminate at any time, with or without cause, upon written notice to the University, and the University may terminate if the Company has breached a material term of the Agreement and has failed to cure the same within 90 days of receiving written notice of such breach from the University. The Company may assign the Agreement only with the University's consent, which the University may not unreasonably withhold.

         o Argonne National Laboratory Levitator Package. Licenses # ANL-IN-93-008, ANL-IN-93-130, ANL-IN-93-134 based on U.S. patents #5,504,060 (Method of Harvesting Rare Earth Barium Copper Oxide Single Crystals), #5,549,748 (Method of Harvesting Single Crystals from a Peritectic Melt), and #5776,864 (Large Domain 123 Material Produced by Seeding with Single Crystal Rare Earth Barium Copper Oxide Single Crystals). This license is subject to the terms of a Nonexclusive License Agreement between the Company and The University of Chicago as operator of the Argonne National Laboratory, effective as of October 12, 1995. Pursuant to this Agreement, the Company has a nonexclusive license to use the foregoing patents in levitator materials and seeds for inducing phase control in levitator materials during melt processing. In exchange therefor, and in addition to non-refundable license fees already paid, the Company currently pays a royalty equal to 5.0% of its gross sales of products made within the scope of any claim of the subject patents. The Agreement is effective for as long as the patents are effective, except that the Company may terminate at any time, with or without cause, upon written notice to the University, and the University may terminate if the Company has breached a material term of the Agreement and has failed to cure the same within 90 days of receiving written notice of such breach from the University. The Company may assign the Agreement only with the University's consent, which the University may not unreasonably withhold.

         The Company's license agreements with Argonne and Sandia National Laboratories form the core of its technology base in HTS powder and device fabrication. The Company acquired these licenses for less cost than it could have developed similar technology internally, and was able, based on the speed at which the Company was able to commercialize the resulting HTS products, to create a revenue stream within a few months of license acquisition dates. Subsequently, the Company has built on these licenses to create its own intellectual property in the form of patents, patent applications, and industrial knowledge.

         Licensed Powder Processing Technologies. The processes used by the Company to manufacture high temperature ceramic (superconductive) powder were invented at various national research laboratories operated by the

Department of Energy. The Company has licensed these processes from the Department of Energy, which gives the Company the legal right to practice the technology in exchange for a small royalty on sales. The powders are then used to make pressed shapes which can become sputtering targets or Levitators(R) or they can be sold without further processing to customers who will combine them with other materials to make superconductive wire and cable.

         Trade Secrets. The Company uses the following trade secrets in the manufacture of its SCI Division products:

         o  powder fabrication in non-SC powders;
         o  powder densification in YBCO and non-SC material;
         o fabrication of BI-layer structure of YBCO for use in gravity modification; and
         o  fabrication of nano-materials.

THE TMI DIVISION

         The TMI Division manufactures and markets source materials, both ceramics and metals, for the thin film physical vacuum deposition industry. The TMI Division has served over 950 customers worldwide in 40 foreign countries over the past five years.

         While serving as critical raw materials for the fabrication of a variety of highly engineered thin film products -- from integrated circuits to window coatings -- sputtering targets are themselves high-value-added advanced materials.

The Sputtering Targets Industry

         A number of technological changes are occurring within the sputtering industry. For example, higher purity sputtering targets and new target materials are emerging to improve the performance of thin film products for certain applications. Also, sputtering target fabrication methods and cathode designs are being refined and optimized to improve target material utilization and process efficiency.

         A  Business  Communications,   Inc.  Report,  dated  August  26,  1999,
summarizes sputtering target consumption as follows:

                     SPUTTERED FILMS AND SPUTTERING TARGETS

         -----------------------------------------------------------------------
                                                                           AAGR*
         WORLD MARKET                                        1999   2004   (%)
                                                             EST'D  EST'D  EST'D
         -----------------------------------------------------------------------

         Total film area (in million s of meters squared)     363    764  16.0
         Target consumption (in millions of kilograms)        2.9    3.9   6.0
         Target consumption (in millions of pounds)           6.4    8.5   6.0
         Approx. target units consumed (in thousands)         374    510   6.4
         Value of material consumed (in millions of dollars)  720   1100   8.8

                  Source: Business Communications Co. Inc., Norwalk, Connecticut
                  * Average Annual Growth Rate

         An estimated 2.9 million kilograms (6.4 million pounds) of sputtering target material will be consumed in 1999 to sputter-deposit 363 million square meters of thin films for microelectronics, data storage, advanced display and optical coating applications. This projection shows that, worldwide, the production of sputtered films will increase at an average annual growth rate ("AAGR") of 16.0% from 1999 to 2004, reaching 764 million square meters of sputter-deposited films in 2004.

         Applications of sputtering targets include the following products:

         o  optical filters;
         o  flat panel displays;
         o  photovoltaic cells;
         o  electronic switches;
         o  thin film resistors;
         o  decorative coatings;
         o  thin film batteries; and
         o tool coating for wear resistance, non-glare glass and mirrors and semi-conductors.

TMI Division Products

         Sputtering Targets. The Company has chosen to focus on production applications in industries other than the semi-conductor industry. Thus, the focus of the Company is on the use of sputtering targets in industrial applications. Sputtering targets are offered in an extensive line of materials, including most ceramic materials and various metals and alloys. Customers in the solar panel, tool coating, decorative coating, electronic, optical and research industries use these targets. Non-superconducting targets (including buy/resell targets, buy/resell of precious metals, and other miscellaneous items) represented approximately 66.2% of Company revenues in 2000, 60.9% in 1999 and 58.9% in 1998. In addition to the TMI Division, the SCI Division of the Company also makes and markets sputtering targets. The SCI Division sputtering targets, however, are made of more complex ceramics which require specialized processing.

         Bonding and Backing Plates. Bonding is the process of adhering a sputtering target to a backing plate to prepare the target for use in the physical vapor deposition process. Physical vapor deposition processes are coating techniques that deposit thin metal, ceramic or other materials onto a substrate, and include sputtering, laser ablation, evaporation, and ion beam deposition. The Company offers bonding on its own, or customer supplied, backing plates with metallic solder or silver epoxy. High purity copper backing plates can also be used in thicknesses ranging from .125" to 1" on sizes from 1" to 12" and rectangles to 72" long. Bonding services generated approximately 6.6% of Company revenues in 2000 and 6.1% in 1999. In earlier years, TMI had the bonding done through an outside source.

Process Knowledge

         Since its inception, the TMI Division has invested heavily in practical in-house research and development. Each item of the nearly 200 items now offered in the TMI Division's catalogue has required some degree of development, including finding vendors, developing the manufacturing processes and methods of control and standardization. The process knowledge is captured in written specifications, process set cards, logs, operating procedures and other means.

Competition

         The market for sputtering targets is very competitive. The Company has numerous competitors, most of which are larger and have greater financial resources than the Company. Domestically, the Company views Puretech, Inc., a division of Williams Advanced Materials, itself a division of Wellman
Corporation, and Cerac Corporation as primary competitors over the entire line of manufactured products, although as many as 30 competitors exist and compete for different portions of the sputtering target market. Further, some primary metal suppliers also produce sputtering targets.

         Additionally, the Company competes with several other companies producing sputtering targets and thin-film deposition materials for foreign markets. Management believes that Tosoh Corp. has the largest worldwide market share, followed by MRC Corporation (a division of Praxair Corp.), VMC Corporation, Johnson Mathey Corporation, Nippon Mining Corporation, Puretech Inc., and Cerac Inc. All enjoy vastly superior resources than those possessed by the Company. However, few of these competitors focus their marketing efforts on the research segment of the market, due to the low volumes that characterize this market niche.

         The Company believes that the principal competitive factors in this market are price, service, quality, reliability, reproducibility, availability of technical information, and timely deliveries.

         The Company strives to differentiate itself from its competitors by providing a full line of manufacturing capabilities, maintaining an excellent quality rating by achieving quick turnaround on manufactured orders, and by providing personalized customer service.

         Although TMI's objective is to achieve an 80.0% to 20.0% ratio of shipments for production to research and development, at this time, the ratio is approximately 60.0% production to 40.0% research and development. Obtaining production business requires submitting samples, meeting the customer specifications, and developing the confidence of the customer for reliability and reproducibility. Management believes that the needs of its customers generally progress from research and development quantities to pilot production to full scale production. The length of time this cycle requires varies widely. The TMI Division now has the equipment and capacity to supply production quantities to customers who have moved out of the development phase to the production of any new product. Management believes that it will be able to capture a larger portion of production type orders in the future from these customers based on on-going sales and marketing programs and long-term relationships that have been developed with current and prospective customers.

Marketing and Sales

         The TMI Division markets and sells its products worldwide, concentrating on the research and development and industrial production markets. Domestic sales account for approximately 70% of the Company's sales, compared to 30% export sales. All sales are conducted in United States dollars.

         In the United States, the TMI Division markets and sells through its internal sales staff, and through independent manufacturer's representative groups located strategically around the country. Either party may terminate the Company's contracts with its representatives on 60 days notice. Commission rates vary according to materials and other factors. A typical commission rate is 8% of gross sales dollars.

         In Asia, the TMI division markets and sells through several non-exclusive distributors. Sales in this region consist primarily of research and development accounts. TMI currently is seeking representation in the European market.

Production Capacity

         In the TMI Division, the production equipment currently on hand will accommodate a throughput of $4.0 million or greater per year, depending on product mix and the addition of a second shift operation. In order to enter production accounts requiring larger, more complex targets, the Company intends to acquire a larger machine center in 2001. The new center will cost approximately $150,000 and will be financed through a leasing program. This additional center will increase the TMI Division production capacity by approximately 25%. With those measures taken, the production capability of the TMI Division is expected to be approximately $6.0 million per year revenue.

Major Suppliers and Customers

         The TMI Division buys raw materials, components and chemicals used in the manufacture and assembly of the Company's products. If these materials are not received in a timely manner, it may seriously affect the Company's production schedule. The Company, however, has designed its products using widely-available standard items and components, and has identified alternative vendors it may use in order to avoid production delays. The Company is not experiencing difficulty in maintaining its inventory of such components, although purchase commitments are, at times, limited by cash flow.

         The TMI Division purchases various types of ceramic powder as well as metal for the production of ceramic or metal sputtering targets. These materials are purchased to Company specifications. In such cases, the price per unit of weight of the material depends primarily on the volumes purchased. In some cases, the materials are very costly. The quantities purchased and price per unit weight paid by the Company varies widely, based upon cash flow considerations and inventory levels.

         The Company has established supplier relations with a number of companies, some of which are importers of metals from other countries, including China and Russia. Delivery schedules are often unpredictable for these supplies, requiring the Company to maintain considerable inventory levels to avoid shortages.

         The Company does not manufacture sputtering targets made from gold, platinum, palladium or other materials considered in the market as precious metals. As a service to its customers who require such materials, TMI buys finished targets from one of several suppliers and resells these targets at a markup. The approximate percent of the Company's overall revenues consisting of precious metals targets was 5.3% in 1998, 7.9% in 1999, and 10.9% in 2000. The Company maintains a letter of credit with one precious metal supplier to cover the purchases. The Company sells precious metals on a net-10 day basis, while all other sales are net-30 days.

         The Company also purchases other finished sputtering targets made with unique compositions of common materials from outside sources for resale at a markup to its customers as a service. The approximate percent of the Company's overall revenues consisting of these "buy/re-sell" items was 12.1% in 1998, 12.7% in 1999, and 10.9% in 2000. The Company has appropriate purchase specifications, and performs its own receiving, inspection and quality control on these products prior to shipment to its customers.

         The top five suppliers to the TMI Division in 2000 were, in descending order: Williams Advanced Materials, Inc., Standard Resources, Inc., ACI Alloys Inc., Noah, Inc. and Alta, Inc. In every case, the Company believes that suitable substitute vendors could be found. The Company buys primarily based on quality, price and delivery to its specifications factors.

         No customers in the TMI Division accounted for 10.0% or more of the total TMI revenue in 2000.

Research and Development

         The TMI Division has no government support, preferring to invest in and control its research and development program in a commercial market-oriented customer-driven manner.

Quality Control

         The Company strives for world class quality in its products. The Company has experienced quality control problems in the past. Consequently, the Company in recent years has invested funds in the development and implementation of a quality assurance program to insure that each process in the manufacturing, materials purchasing and order-entry functions are more tightly controlled.

         The Company has also invested in quality control equipment. The Company is currently able to perform in-house testing of its ceramic products and metals and alloys via scanning electron microscopy, Edax, differential thermal analysis, electrical resistivity, particle size analysis, ICP, spectagraph equipment and XRD.

         The quality control efforts have included preparation for certification for ISO 9000, the international standard of quality performance, as well as investment in training of personnel, preparation of specifications, purchasing and installation of equipment, purchasing of software, on-going calibration and maintenance of advanced measuring and composition analysis equipment. These efforts have produced a significant improvement in the product produced by the Company, as shown by customer returns, which were under 2.2% overall in 2000, 1.7% in 1999 and 2.0% in 1998. The Company has not requested the required examination by the controlling authorities for ISO 9000 and does not plan to do so in fiscal year 2001.

EMPLOYEES

         The Company currently has 23 full-time and 4 part-time employees. Three of the Company's employees have a Ph.D. in Chemistry or Materials Science. Ten employees work primarily for the TMI Division of the Company, while the remainder work primarily for the SCI Division. In the case of shared employees, charges are assigned in accordance with the ratio of shipped dollars.

         The Company has never experienced work stoppage and considers its relations with employees to be good. The employees do not have a bargaining unit.

ENVIRONMENTAL MATTERS

         The Company generates small quantities of ceramic dust from grinding or machining and has approval from the Ohio EPA for the emission of the exhaust from these materials, which are primarily Zinc Oxide. The Company maintains filters and dust collectors that it believes are in accordance with all EPA regulations. The Company has been inspected from time to time by local EPA authorities and the few noted deficiencies have been corrected. To date, the Company is not under any EPA strictures.

         The Company does not handle "hazardous materials" as defined on the Materials Safety and Data Sheets ("MSDS"). The Company supplies MSDS sheets to its customers with all shipments as a routine procedure. The TMI Division also does not offer products made from "hazardous materials" (as defined by the MSDS, for the materials).

COLLECTIONS AND WRITE-OFFS

         The Company collected its receivables in an average of 44 days in 2000. The Company has occasionally been forced to write-off a few small invoices as uncollectible. The Company considers credit management critical to its success.

SEASONAL TRENDS

         The Company has not experienced and does not in the future expect to experience seasonal trends in its business operations.

RISK FACTORS

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The following factors have affected or could affect the Company's actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by the Company. Investors should consider carefully the following risks and speculative factors inherent in and affecting the business of the Company and an investment in the Company's common stock.

WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES IN THE PAST AND MAY CONTINUE TO DO SO IN THE FUTURE.

         We commenced business in May of 1987 and have never been profitable on an annual basis. We have reported net losses for each of the years ended December 31, 2000, 1999, and 1998, respectively, as detailed below.

                                                   Research and
                Period              Sales          Development          Loss
            ---------------    --------------    ---------------    ------------

                 12/31/00         3,205,163           17,623          (153,694)
                 12/31/99         2,678,362           15,392          (138,420)
                 12/31/98         2,498,162           41,421          (232,887)


         We have financed these losses primarily from: (i) several private offerings of debt and equity securities; (ii) additional investments and loans by our major shareholders; and (iii) a private offering of common stock and warrants to purchase common stock in October 2000. We can not assure you, however, that we will be able to raise additional capital in the future to fund our operations.

WE HAVE LIMITED MARKETING AND SALES CAPABILITIES.

         To successfully market our products, we must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services. Our failure to develop these capabilities or obtain third-party agreements could adversely affect us.

OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN KEY MANAGEMENT PERSONNEL, INCLUDING OUR CURRENT PRESIDENT AND CHIEF EXECUTIVE OFFICER.

         Our success depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of the our business, it may be difficult to locate and hire qualified personnel. The loss of services of one our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel, could have a material adverse effect on our business, operating results and financial condition.

         Our success also depends substantially on the knowledge, expertise, and continued financial contributions of our President, Chief Executive Officer and major shareholder, Dr. Edward R. Funk. The loss of the services of Dr. Funk would likely have a material adverse effect on our operations, especially if we cannot find a qualified replacement.

WE MAY NEED TO SEEK ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY REDUCE THE VALUE OF OUR COMMON STOCK.

         The Company has incurred substantial operating losses, and numerous factors could require that the Company seek additional capital in the future. Unless the Company increases sales in the near future, additional capital may be needed, and there is no assurance that the it will be available or that it will be available on the terms that will not result in substantial dilution or reduction in value of the Company's common stock.

OUR COMPETITORS HAVE FAR GREATER FINANCIAL AND OTHER RESOURCES THAN WE HAVE.

         The superconductive industry is in its early formative state and there is substantial competition in the current market for superconductors, including superconductive ceramic materials and related products. While we believe that our superconductive products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as a division of Praxair's Surface Science Technology group as well as MCR, Johnson Matthey, Pure Tech and CERAC, all of which have more resources than we have.

         In addition, a significant portion of our business is in the very competitive market for sputtering targets made of ceramics, metals, and alloys. We face substantial competition in this area from companies with far greater financial and other resources than we have. We cannot assure you that developments by others will not render our products or technologies obsolete or less competitive.

WE DEPEND ON GOVERNMENT SPONSORED RESEARCH AND DEVELOPMENT CONTRACTS FOR A SIGNIFICANT AMOUNT OF REVENUE.

         We are, and expect to continue to be in the near term, dependent on government funding for our research and development projects. Government contracts may be reduced or eliminated at any time, and receipt of all or any part of the funds under any of our existing government contracts not yet performed is not guaranteed. If we fail to increase revenues from commercial sales, a significant loss of government funding would severally harm us.

GOVERNMENT CONTRACTS MAY BE TERMINATED OR SUSPENDED FOR NONCOMPLIANCE OR OTHER EVENTS BEYOND OUR CONTROL.

         The government may cancel virtually all of our government contracts and are terminable at the option of the government. While we have complied with applicable government rules and regulations and contract provisions in the past, we could fail to comply in the future. Noncompliance with government procurement regulations or contract provisions could result in the termination of government contracts. The termination of our significant government contracts or the adoption of new or modified procurement regulations or practices could adversely affect us.

         Inventions conceived or actually reduced to practice under a government contract generally result in the government obtaining a royalty-free, non-exclusive license to practice the invention. Similarly, technologies developed in whole or in part at government expense generally result in the government obtaining unlimited rights to use, duplicate or disclose technical data produced under the contract. These licenses and rights may result in a loss of potential revenues or the disclosure of our proprietary information, either of which could adversely affect us.

OUR REVENUES DEPEND ON PATENTS AND PROPRIETARY RIGHTS WHICH MAY NOT BE ENFORCEABLE.

         We rely on a combination of patent and trademark law, license agreements, internal procedures and nondisclosure agreements to protect our intellectual property. These may be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our products may be produced or sold do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information could adversely affect us.

RIGHTS WE HAVE TO PATENTS AND PENDING PATENT APPLICATIONS MAY BE CHALLENGED.

         We have received from the United States Patent and Trademark Office a patent for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method, and have also applied for a patent covering Large Weld-Connected Superconducting Monoliths and Process for Making the Same. In addition, in the future we may submit additional patent applications covering various aspects of the HTS field. The patent application we filed and patent applications that we may file in the future may not result in patents being issued, and any patents issued may not afford meaningful protection against competitors with similar technology, and may be challenged by third parties. Because U.S. patent applications are maintained in secret until patents are issued, and because publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, we may not be the first creator of inventions covered by issued patents or pending patent applications or the first to file patent applications for such inventions. Moreover, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial costs. Litigation may also be necessary to enforce any patents held by or issued to us or to determine the scope and validity of others' proprietary rights, which could result in substantial costs.

THE RAPID RATE OF INVENTIONS AND DISCOVERIES IN THE SUPERCONDUCTIVITY FIELD HAS RAISED MANY UNRESOLVED PATENT ISSUES THAT MAY NEGATIVELY AFFECT OUR BUSINESS.

         The claims in granted patents often overlap and there are disputes involving rights to inventions claimed in pending patent applications. As a result, the patent situation in the high temperature superconductor field is unusually complex. It is possible that there will be patents held by third parties relating to our products or technology. We may need to acquire licenses to design around or successfully contest the validity or enforceability of those patents. It is also possible that because of the number and scope of patents pending or issued, we may be required to obtain multiple licenses in order to use a single material. If we are required to obtain multiple licenses, our costs will increase. Furthermore, licenses may not be available on commercially reasonable terms or at all. The likelihood of successfully contesting the validity or enforceability of those patents is also uncertain; and, in any event, we could incur substantial costs in defending the validity or scope of our patents or challenging the patents of others.

THE RAPID TECHNOLOGICAL CHANGES OF OUR INDUSTRY MAY ADVERSELY AFFECT US IF WE DO NOT KEEP PACE WITH ADVANCING TECHNOLOGY.

         The field of superconductivity is characterized by rapidly advancing technology. Our success depends on our ability to keep pace with advancing superconductor technology, including superconducting materials and processes and industry standards. To date, we have focused our development efforts on HTS superconducting powders and targets, as well as sputtering targets made of non-superconducting ceramics, metals and metal alloys. We intend to continue to develop and integrate advances in the thin film coatings industry. However, our development efforts may be rendered obsolete by research efforts and technological advances made by others, and materials other than those we currently use may prove more advantageous for the commercialization of high-temperature superconductor products.

THE MARKET FOR OUR COMMON STOCK IS LIMITED.

         There is presently only a limited public market for shares of our common stock. Our common stock currently is traded over the counter through the National Quotation Bureau (a.k.a. - the "pink sheets"). While we are applying to have our shares re-listed on the OTC Bulletin Board, there is no guarantee that our application will be approved. Even if our common stock is re-listed on the OTC Bulletin Board, we cannot assure you that market makers will continue to buy and sell our securities. Further, even if these market makers continue to buy and sell our securities, we cannot assure you that one of our shareholders who desires to sell a specified number of shares will be able to all such shares at the price quoted by the market maker.

         The market prices for securities of superconductive material companies have been volatile throughout the Company's existence. Most of the companies are traded over the counter through the National Quotation Bureau or National Association of Securities Dealers Automated Quotation System. Historical trading characteristics for public companies in this industry include limited market support, low trading volume, and wide spreads (on a percentage basis) between the bid and ask prices. Announcements regarding product developments, technological advances, significant customer orders, and financial results significantly influence per share prices.

OUR COMMON STOCK IS SUBJECT TO THE SECURITIES AND EXCHANGE COMMISSION'S "PENNY STOCK" REGULATIONS, WHICH LIMITS THE LIQUIDITY OF COMMON STOCK HELD BY OUR SHAREHOLDERS.

         Based on its trading price, our common stock is considered a "penny stock" for purposes of federal securities laws, and therefore is subject to regulations which affect the ability of broker-dealers to sell the Company's securities. Broker-dealers who recommend a "penny stock" to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser's written agreement to a transaction prior to sale.

         As long as the penny stock regulations apply to our common stock, it may be difficult to trade such stock because compliance with the regulations can delay and/or preclude certain trading transactions. Brokers-dealers may be discouraged from effecting transactions in our common stock because of the sales practice and disclosure requirements for penny stock. This could adversely effect the liquidity and/or price of our common stock, and impede the sale of our common stock in the secondary market.

WE HAVE NOT PAID DIVIDENDS ON OUR COMMON STOCK IN THE PAST AND DO NOT EXPECT TO DO SO IN THE FUTURE.

         We cannot assure you that our operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flow sufficient to pay dividends. We have never paid dividends on our common shares in the past and do not expect to do so in the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's office and manufacturing facilities are located at 1145 Chesapeake Avenue, Columbus, Ohio, where it occupies about 20,000 square feet. Additional space of 10,000 square feet is currently sub-leased by the Company and can be reclaimed for Company use on three months notice. The Company's lease on the property currently is month-to-month, and negotiations for a longer term lease are pending.

         There is adequate power running to several locations in the building and other utilities are adequate for the projected growth.

         The Company is current on all operating lease liabilities.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no known legal proceedings against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

         The Company's common stock traded on the OTC Bulletin Board under the symbol "SCCI" until April 2000, at which time it began to trade over the counter through the National Quotation Bureau. The following table sets forth for the periods indicated the high and low bid quotations for the Company's common stock as reported on the OTC Bulletin Board, except for the Quarters ended June 30, 2000, September 30, 2000, and December 31, 2000, which set forth the high and low bid quotations for the Company's common stock on the National Quotation Bureau.

                                                     HIGH             LOW
                                                     ----             ---

FISCAL 1999

         Quarter ended March 30, 1999                4 1/4              3/4

         Quarter ended June 30, 1999                 3 1/4            1 1/2

         Quarter ended September 30, 1999            2 1/2            1 1/4

         Quarter ended December 31, 1999             2 3/4            1 1/2

FISCAL 2000

         Quarter Ended March 31, 2000                29               1 1/2

         Quarter Ended June 30, 2000                 5                2

         Quarter Ended September 30, 2000            3 3/5            1 3/4

         Quarter Ended December 31, 2000             3 3/4            1


         The quotations provided herein may reflect  inter-dealer prices without
retail  mark-up,  markdown,  or  commissions,   and  may  not  represent  actual
transactions.

         As discussed above, at the present time, the Company's common stock is not listed on The Nasdaq SmallCap Stock Market or on any stock exchange, but trades over the counter through the National Quotation Bureau. Based on its trading price, the Company's common stock is considered a "penny stock" for purposes of federal securities laws, and therefore is subject to certain regulations which are summarized below.

         The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a "penny stock." Specifically, Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in a "penny stock." Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share and that is not listed on The Nasdaq SmallCap Stock Market or a major stock exchange. These regulations affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers of the Company's common stock to sell their shares in the secondary market.

         Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor," generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

         As long as the penny stock regulations apply to the Company's stock, it may be difficult to trade such stock because compliance with the regulations can delay and/or preclude certain trading transactions. Brokers-dealers may be discouraged from effecting transactions in the Company's stock because of the sales practice and disclosure requirements for penny stock. This could adversely effect the liquidity and/or price of the Company's common stock, and impede the sale of the Company's stock in the secondary market.

HOLDERS OF RECORD

         As of December 31, 2000, there were approximately 762 holders of record of the common stock of the Company and 1,816,977 shares outstanding, and approximately 69 holders of Series B Preferred and one holder of Series A
Preferred stock. The Company has come to have approximately 762 registered holders of common stock as a result of various unregistered exempt private offerings of its common stock since the Company's inception in 1987, including issuances of stock options to employees and to members of the Company's board of directors, and subsequent trading of the common stock on the OTC Bulletin Board and over the counter through the National Quotation Bureau. The number of holders of common stock has also increased due to conversions of Series B preferred shares into shares of common stock. There is no public market for the Series A and B preferred shares.

         The Company's 69 Series B Preferred holders acquired their Series B Preferred Stock in an private offering by the Company that was completed in 1996. The total amount of this offering was $700,000. The Company issued the Series B Preferred Shares in reliance on an exemption pursuant to Rule 504 of Regulation D under the Securities Act of 1933, and the offering was registered by qualification in the State of Ohio under Section 1707.09 of the Ohio Revised Code. As of December 31, 2000, there were 99 shares of Series A Preferred outstanding and 26,648 Series B Preferred Shares outstanding.

DIVIDENDS

         The Company has never paid cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future. Furthermore, the Company's bank loan prohibits it from paying cash dividends. The Company intends to retain future earnings, if any, for use in the business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS

         To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $5,660,276 from inception to December 31, 2000.

Fiscal Year 2000 As Compared to Fiscal Year 1999

         Revenues

         Revenues in fiscal 2000 increased by 19.6% to $3,205,163 from the fiscal 1999 level of $2,678,362. Contract research revenue in fiscal 2000 was $525,566 compared to $425,153 in fiscal 1999, an increase of 23.6%.

         TMI Division sales increased to $2,069,895 in 2000 from $1,779,519 in 1999 or an increase of 16.3%. SCI Division sales for product sales increased to $609,702 from $473,690 or an increase of 28.7%. Increase in sales is credited to increased sales of existing customers and efforts by management to expand into additional markets creating new customers.

         In 2000, total contract research revenues were $525,566 as compared to $425,153 in 1999. Government development contract revenue was $494,373, or 15.4% of total revenues in 2000 and $392,617 or 14.7% of total revenues in 1999. NASA has been, and is expected in the near term to continue to be, the Company's largest customer, accounting for 8.3% and 8.1% of the Company's revenues in fiscal 2000 and 1999, respectively. Significant loss of government funding would have a material adverse effect on the Company's financial condition and results of operations.

         Gross Margin

         Total gross margin in 2000 was $771,745 or 24.1% of total revenue as compared to $477,179 or 17.8% in 1999.

         Gross margin on sales revenue for the TMI Division was 27.5% in 2000 versus 23.3% in 1999. The improvement in gross margin is due primarily to increased sales as the gross margin is impacted by utilization of production capacity.

         Gross margin on sales revenue for the SCI Division product sales was 16.5% for 2000 compared to 13.9% in 1999. The gross margin on product sales has improved as a result of improved manufacturing processes.

         Gross margins on the Company's products vary widely and are impacted from period to period by sales mix and utilization of production capacity. The gross margin on the contract research is generally lower than the other products. The Company expects that gross margins will improve as sales grow.

         Inventory reserves are established for obsolete inventory and excess inventory quantities based on management's estimate of net realizable value. Changes in this reserve are expensed to cost of goods sold or reduce inventory and approximated $122,500 and $9,000 for the years ended December 31, 2000, and 1999, respectively. During 2000, management completed a review of inventory for both divisions in an effort to identify obsolete inventory. As a result of this detailed analysis, management has valued the obsolete inventory at zero for the TMI and SCI division of $73,553 and $31,522, respectively. Inventory and the inventory reserve accounts were reduced by the same dollar amounts. Management has segregated the inventory and is identifying methods to dispose of the inventory in compliance with all regulatory agencies. Management believes the total cost to dispose, net of scrap values, will be insignificant. Additionally, management reviewed the inventory reserve and determined that the reserve should be increased by approximately $17,000 which was expensed to cost of goods sold. During 1999, changes in the reserve were expensed to cost of goods sold and totaled $9,000 and $6,000 for the TMI and SCI Divisions, respectively. Management deems the inventory reserve, after its assessment of obsolete inventory, at December 31, 2000,of $61,000 to be adequate for excess inventory and a lower of cost-or-market analysis.

         Gross margin on contract research revenue reported in the SCI Division in segment reporting was 31.1% for 2000 compared to 13.9%. The increase in gross margin on contract research revenue of 17.2% was due primarily to a $100,000 credit obtained from a third party subcontractor in 2000 which resulted in the higher margins.

         Selling Expense

         Selling expense in fiscal 2000 increased to $309,969 from $265,631 in fiscal 1999, a increase of $44,338, or 16.7%. This increase is primarily a result of increased staffing for an additional sales representative for the SCI Division, and a more aggressive sales and marketing campaign related to the TMI Division.

         General and Administrative Expense

         General and Administrative expense in fiscal 2000 increased to $560,653, from $325,195 in fiscal 1999, an increase of $235,458, or 72.4%. The increase in these costs related to the expansion of the Company infrastructure. Legal and accounting increased $127,000 related to the audit of financial statements and preparation for regulatory filings.

         Research and Development Expenses.

         Internal research and development costs are expensed as incurred. Research and development costs, including testing, for 2000 was $17,623 compared to $15,392 in 1999. Internal research and development costs decrease when government funded projects are available.

         Interest Expense.

         Interest expense was $57,901, or 1.8% of Company revenues in fiscal 2000, up 30.1% from $44,473 in fiscal 1999. Subordinated notes payable to shareholders increased by $89,408 during 2000. Additional borrowings of $75,000 on a bank line of credit also occurred throughout the year, with all balances repaid by year end.

LOSS APPLICABLE TO COMMON SHARES

         Net loss per common share based on the loss applicable to common shares was $(0.15) and $(0.20) per common share for the years ended December 31, 2000 and 1999, respectively. The loss applicable to common shares includes the net loss from operations, Series A and B preferred stock dividends and the accretion of Series A and B preferred stock. The net loss per common share from operations was $(0.10) and $.011), respectively. The difference between the net loss from operations and the loss applicable to common shares of $(0.05) and $(0.09), respectively, is a result of the preferred position that the preferred shareholders have in comparison to the common shareholders.

         Dividends on the Series A and B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series A preferred stock totaled $8,668 and $14,716, respectively. Dividends on the Series B preferred stock totaled $76,637 and $76,637, respectively.

         The accretion of Series A preferred stock represents issue costs of $70,277 that were netted against the proceeds of Series A preferred stock. The issue costs are being amortized on a straight-line basis over the payout period of seven years to loss applicable to common shares and additional paid-in capital. The annual accretion totaled $11,713 and $11,713, respectively.

         The Series B preferred stock accretion represents a discount of $5.00 per share at the time of issuance of these shares. The original discount totaled $350,000. The discount is being accreted to loss applicable to common shares and additional paid-in capital through the period that the Series B preferred stock can be converted to common stock which is after the third anniversary. The discount was fully amortized at December 31, 1998.

LIQUIDITY AND WORKING CAPITAL

         At December 31, 2000, working capital was $760,595 compared to $57,991 at December 31, 1999. The increase in working capital of $702,604 was due mainly to the proceeds of sales of common stock and warrants totaling $528,000 and accounts payable paid by a shareholder which increased long-term subordinated notes payable. The Company provided (used) cash from operations for the years ended December 31, 2000, and 1999 of $(95,370) and $107,633, respectively. Significant non-cash expenses included depreciation, amortization and inventory reserve on excess and obsolete inventory approximate $281,000 and $274,000, respectively, for the years ended December 31, 2000, and 1999. Overall, accounts receivable, inventory and prepaids increased in excess of increases in accounts payable and accrued expenses by approximately $226,000 and $27,000, respectively. The overall change between years was due to the ability to make payments on accrued expenses with the cash available from the common stock and warrant sales and the purchase of additional inventory to restore inventory levels.

         For investing activities, the Company used cash of approximately $107,000 and $66,000 for the years ended December 31, 2000, and 1999, respectively. The amounts invested in 2000 and 1999 were used to purchase machinery and equipment for increased production capacity.

         For financing activities for the year ended December 31, 2000, the Company provided cash of approximately $405,000. Cash payments to third parties for debt and capital lease obligations approximated $106,000. Cash payments for accrued cumulative dividends on Series A and B preferred stock approximated $27,000. Proceeds from the sale of common stock and warrants totaled $528,000. Proceeds from the exercise of common stock options totaled $80,000. The proceeds from these were used to redeem $70,000 of Series A preferred stock and accrued dividends.

         For financing activities for the year ended December 31, 1999, the Company used cash of approximately $46,000. Due to tight cash flow, cash was overdrawn by approximately $31,000. Cash payments to third parties for debt and capital lease obligations approximated $73,000. Proceeds from issuance of subordinated notes payable of approximately $80,000 to a shareholder were used to pay accrued cumulative dividends approximating $84,000 on Series A and B preferred stock.

         During fourth quarter 2000, the Company received proceeds from the sale of common stock totaling $500,000 for 200,000 shares of common stock and $28,000 for the sale of warrants to purchase 140,000 shares of common stock at $3.50 per share. Additionally, the Company has available $100,000 on a bank line of credit. In conjunction with the sale of common stock and common stock warrants, Dr. and Mrs. Funk converted approximately $506,000 to common stock.

         Bank debt is guaranteed by the Dr. Funk, President and majority shareholder of the Company. Subordinated notes payable are payable to majority shareholders. During fourth quarter 2000, the subordinated debt was converted to equity.

         Dr. Funk held all of the outstanding Series A preferred stock as of December 31, 2000. Additionally, Dr. and Mrs. Funk have pledged collateral as security for the payment of Series B preferred stock dividends, which is held by a third party. The Series B preferred shareholders have the option to force the sale of the secured collateral.

         While officers of the Company have advanced funds in the form of subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding the Company or guaranteeing bank debt in the future. However, the Company believes the combination of increased capital from these two common stock transactions and the reduction of debt by the conversion to equity allows management to pursue its current plans. The Company will continue to seek new financing or equity financing arrangements. However, the Company cannot be certain that it will be successful in efforts to raise additional new funds.

INFLATION

         The Company believes that there has not been a significant impact from inflation on the Company's operations during the past three fiscal years.

FUTURE OPERATING RESULTS

         The Company has improved cash provided from operations in 1999. During 2000, the Company used cash to increase inventory levels and pay accrued expenses. The Company is currently looking to relocate from its present facilities in 2001. The relocation will provide the Company with the space to expand its production facilities.

         The Company has improved its equity and debt position in 2000. Series A preferred stock has been reduced by $79,000 through redemption by the Company. Dr. and Mrs. Funk hold the remaining 99 outstanding shares of Series A preferred stock. Series B preferred stock was converted to equity during 2000 with 26,648 shares of Series B preferred stock outstanding as of December 31, 2000. Effective October 10, 2000, the Company sold 200,000 shares of common stock for total proceeds of $500,000, and subordinated notes payable to Dr. and Mrs. Funk approximating $506,000 were converted to common stock. These debt and equity transactions improve the Company's cash and equity position to allow for future relocation, plant expansion and increasing employees as management deems necessary to provide for a business strategy being developed. This business strategy anticipates material and device development using the Company's core skills in the area of electronic ceramics, spinning off the SCI Division and offering a minority interest to the public and cooperation with its investors to establish the necessary relationships for the capitalization of the various projects.

         The Company plans to place some of its larger purchase commitments on an annualized basis for raw materials which can be purchased in larger quantities at reduced prices. In general, the Company attempts to limit inventory price increases by making an annual commitment, but drawing the material either as required, or on a monthly or quarterly basis. Such annual commitments may reach $500,000 in 2000 and greater in 2001 depending on sales volume increases. The terms of payment for such commitments are worked out with the vendor on a case-by-case basis, but in all cases are cancelable at the Company's discretion without penalty to the Company.

Development   Stage  of  the  Company's   Products  and  Uncertainty   Regarding
Development of Markets

         Some of the Company's products are in the early stages of commercialization and the Company believes that it will be several years before products will have significant commercial end-use applications, and that significant additional development work may be necessary to improve the commercial feasibility and acceptance of its products. There can be no assurance that the Company will be able to commercialize any of the products currently under development.

         To date, there has been no widespread commercial use of HTS products.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains forward-looking statements that reflect the views of management with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets" and similar expressions which identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date the statements were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included in this Report in response to this Item:

         o Independent Auditors' Report.

         o Balance Sheet as of December 31, 2000.

         o Statements of Operations for the two years ended December 31, 2000.

         o Statements of Stockholders' Equity for the two years ended December 31, 2000.

         o Statements of Cash Flows for the two years ended December 31, 2000.

         o Notes to the Financial Statements.

To the Board of Directors and Shareholders
Superconductive Components, Inc.
Columbus, Ohio

                          INDEPENDENT AUDITORS' REPORT

         We have audited the accompanying balance sheet of Superconductive Components, Inc. as of December 31, 2000, and the related statements of operations, shareholders' equity and cash flows for the two years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superconductive Components, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                                /s/  HAUSSER  + TAYLOR LLP



Columbus, Ohio
March 7, 2001

                      SUPERCONDUCTIVE COMPONENTS, INC.

                               BALANCE SHEETS

                             DECEMBER 31, 2000
                             -----------------

                      ASSETS
                      ------
CURRENT ASSETS
  Cash (Note 2)                                                                      $           202,406
  Accounts and notes receivable (Notes 2 and 11):
    Trade, less allowance for doubtful accounts of $26,000                                       386,567
    Related party receivables                                                                      4,283
  Inventories (Notes 2 and 3):                                                                   617,468
  Prepaid expenses                                                                                39,766
                                                                                     -------------------
        Total current assets                                                                   1,250,490
                                                                                     -------------------

PROPERTY AND EQUIPMENT,
 AT COST (Notes 2, 4 and 5)
  Machinery and equipment                                                                      1,959,086
  Furniture and fixtures                                                                          15,250
  Leasehold improvements                                                                         305,586
                                                                                     -------------------
                                                                                               2,279,922
  Less accumulated depreciation                                                                1,701,150
                                                                                     -------------------
                                                                                                 578,772
                                                                                     -------------------

OTHER ASSETS (Note 2)                                                                             38,688
                                                                                     -------------------

                                                                                     $         1,867,950
                                                                                     ===================

   The accompanying notes are an integral part of these financial statements.

                      SUPERCONDUCTIVE COMPONENTS, INC.

                               BALANCE SHEETS

                             DECEMBER 31, 2000
                             -----------------

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES
  Capital lease obligation, current portion (Note 5)                                 $          26,279
  Note payable shareholders, current portion (Note 6)                                           10,869
  Accounts payable                                                                             294,028
  Accounts payable, shareholders (Note 11)                                                       1,803
  Accrued expenses                                                                             156,916
                                                                                     -----------------
        Total current liabilities                                                              489,895
                                                                                     -----------------

CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION (Note 5)                                                                       57,965
                                                                                     -----------------

NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
 PORTION (Note 6)                                                                              121,401
                                                                                     -----------------

REDEEMABLE CONVERTIBLE PREFERRED
STOCK (Series A)
 10% cumulative, nonvoting, no par value, $1,000 stated
     value, liquidation and mandatory redemption at
     stated value per share plus unpaid and accumulated
     dividends ($260.96) (Note 7)                                                               87,658
                                                                                     -----------------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)

SHAREHOLDERS' EQUITY (Notes 7, 8, and 9)
  Convertible preferred stock, Series B, 10% cumulative,
     nonvoting, no par value, $10 stated value, optional
      redemption at 103%                                                                       338,424
  Common stock, no par value, authorized 15,000,000
     shares; 1,816,977 shares issued and outstanding                                         6,334,696
  Additional paid-in capital                                                                    98,187
  Accumulated deficit                                                                       (5,660,276)
                                                                                     -----------------
                                                                                             1,111,031
                                                                                     -----------------
                                                                                     $       1,867,950
                                                                                     =================

   The accompanying notes are an integral part of these financial statements.

                      SUPERCONDUCTIVE COMPONENTS, INC.

                          STATEMENTS OF OPERATIONS

                   YEARS ENDED DECEMBER 31, 2000 AND 1999
                   --------------------------------------

                                                                                    2000                  1999
                                                                                    ----                  ----
SALES REVENUE                                                                $       2,679,597     $     2,253,209
CONTRACT RESEARCH REVENUE                                                              525,566             425,153
                                                                             -----------------     ---------------
                                                                                     3,205,163           2,678,362
                                                                             -----------------     ---------------

COST OF SALES REVENUE                                                                2,071,309           1,835,027
COST OF CONTRACT RESEARCH                                                              362,109             366,156
                                                                             -----------------     ---------------
                                                                                     2,433,418           2,201,183
                                                                             -----------------     ---------------

GROSS MARGIN                                                                           771,745             477,179

GENERAL AND ADMINISTRATIVE EXPENSES                                                    560,653             325,195

SALES AND PROMOTIONAL EXPENSES                                                         309,969             265,631
                                                                             -----------------     ---------------

LOSS FROM OPERATIONS                                                                   (98,877)           (113,647)
                                                                             -----------------     ---------------

OTHER INCOME (EXPENSE)
  Interest                                                                             (57,901)            (44,473)
  Miscellaneous, net                                                                     3,084              19,700
                                                                             -----------------     ---------------
                                                                                       (54,817)            (24,773)
                                                                             -----------------     ---------------

LOSS BEFORE INCOME TAX                                                                (153,694)           (138,420)

INCOME TAX EXPENSE (Note 10)                                                                --                  --
                                                                             -----------------     ---------------

NET LOSS                                                                              (153,694)           (138,420)

DIVIDENDS ON PREFERRED STOCK                                                           (60,783)            (91,353)
ACCRETION OF REDEEMABLE CONVERTIBLE
 PREFERRED (SERIES A)                                                                  (11,713)            (11,713)
                                                                             -----------------     ---------------

LOSS APPLICABLE TO COMMON SHARES                                             $        (226,190)    $      (241,486)
                                                                             =================     ===============

EARNINGS PER SHARE - BASIC
 AND DILUTIVE (NOTE 2)

NET LOSS PER COMMON SHARE                                                    $           (0.15)    $         (0.20)
                                                                             =================     ===============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                                                  1,471,456           1,226,138
                                                                             =================     ===============

   The accompanying notes are an integral part of these financial statements.

                  SUPERCONDUCTIVE COMPONENTS, INC.

                 STATEMENTS OF SHAREHOLDERS' EQUITY

               YEARS ENDED DECEMBER 31, 1999 AND 2000
               --------------------------------------

                                                     CONVERTIBLE
                                                      PREFERRED                        ADDITIONAL
                                                       STOCK,            COMMON          PAID-IN        ACCUMULATED
                                                      SERIES B           STOCK           CAPITAL          DEFICIT           TOTAL
                                                      --------           -----           -------          -------           -----
Balance - December 31, 1998                           $  876,182    $  4,681,363    $    245,749     $ (5,368,162)    $    435,132

Accretion of cumulative dividends                         76,637              --         (91,353)              --          (14,716)

Accretion of Series A offering costs                          --              --         (11,713)              --          (11,713)

Conversion of preferred stock to common stock
 (35,522 shares)                                        (177,610)        177,610              --               --               --

Common stock issued in exchange for services received
 (1920 shares @ $1.25/share)                                  --           2,400              --               --            2,400

Payment of cumulative dividends                          (83,537)             --              --               --          (83,537)

Net loss                                                      --              --              --         (138,420)        (138,420)
                                                      ----------    ------------     -----------     ------------     ------------

Balance - December 31, 1999                              691,672       4,861,373         142,683       (5,506,582)         189,146

Accretion of cumulative dividends                         52,115              --         (60,783)              --           (8,668)

Accretion of Series A offering costs                          --              --         (11,713)              --          (11,713)

Exercise of options (31,920 shares @ $2.50/share)             --          79,800              --               --           79,800

Conversion of Series A preferred (1,379 shares)               --           8,275              --               --            8,275

Conversion of Series B preferred (113,418 shares)       (378,715)        378,715              --               --               --

Payment of cumulative dividends                          (26,648)             --              --               --          (26,648)

Issuance of stock (200,000 shares at $2.50/share)             --         500,000              --               --          500,000

Conversion of subordinated notes payable to equity
 (202,613 shares at $2.50/share)                              --         506,533              --               --          506,533

Issuance of warrants (Note 7)                                 --              --          28,000               --           28,000

Net loss                                                      --              --              --         (153,694)        (153,694)
                                                      ----------    ------------    ------------     ------------     ------------

Balance - December 30, 2000                           $  338,424    $  6,334,696    $     98,187     $ (5,660,276)    $  1,111,031
                                                      ==========    ============    ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                      SUPERCONDUCTIVE COMPONENTS, INC.

                          STATEMENTS OF CASH FLOWS

                   YEARS ENDED DECEMBER 31, 2000 AND 1999
                   --------------------------------------

                                                                                     2000                   1999
                                                                                     ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $          (153,694)   $        (138,420)
                                                                             -------------------    ------------------
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation                                                                         260,819              255,180
    Amortization                                                                           2,463                2,605
    Inventory reserve                                                                     17,431                9,220
    Provision for doubtful accounts                                                        2,000                6,643
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                                              (66,766)             (75,054)
        Inventories                                                                     (103,218)             (61,674)
        Prepaid expenses                                                                 (18,962)               8,861
        Other assets                                                                          --                1,302
      Increase (decrease) in liabilities:
        Accounts payable                                                                  76,563              (34,615)
        Accrued expenses                                                                (112,006)             133,585
                                                                             -------------------    ------------------
          Total adjustments                                                               58,324              246,053
                                                                             -------------------    ------------------
              Net cash provided by (used in) operating activities                        (95,370)             107,633
                                                                             -------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                   (107,073)             (66,322)
                                                                             -------------------    ------------------
              Net cash used in investing activities                                     (107,073)             (66,322)
                                                                             -------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                         (30,735)              30,735
  Principal repayments on notes payable, bank                                             (5,617)              (3,330)
  Principal repayments on long-term debt                                                      --              (12,677)
  Proceeds from subordinated notes payable                                                    --               80,000
  Principal payments on capital lease obligation                                         (69,801)             (57,083)
  Proceeds from exercise of common stock options                                          79,800                   --
  Proceeds from the sale of common stock                                                 500,000                   --
  Proceeds from sale of common stock warrants                                             28,000
  Payment of cummulative dividends                                                       (26,648)             (83,536)
  Redemption of Series A preferred stock                                                 (70,150)                  --
                                                                             -------------------    ------------------
              Net cash provided by (used in) financing activities                        404,849              (45,891)
                                                                             -------------------    ------------------

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

                                                                                     2000                   1999
                                                                                     ----                   ----
NET INCREASE (DECREASE) IN CASH                                                          202,406                (4,580)

CASH - Beginning of period                                                                    --                 4,580
                                                                             -------------------    ------------------

CASH - End of period                                                         $           202,406    $               --
                                                                             ===================    ==================

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the years for:
    Interest                                                                 $            69,614    $           14,681
    Income taxes                                                             $                --    $               --

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES

  Property and equipment was purchased by capital lease                      $                --    $           63,344

  Subordinated debt was issued to a shareholder as reimbursement for the shareholder paying accounts payable of the Company and
   for accrued interest payable                                                          132,270                55,000

  Common stock was issued as partial payment for accounts payable                             --                 2,400

  Preferred stock, Series A was redeemed by issuing additional
   subordinated notes payable                                                                 --                70,125

  Preferred stock, series A converted to common stock                                      8,275                    --

  Subordinate debt was issued to a shareholder as reimbursement for the
  shareholders paying a notes payable to the Company                                      89,408                    --

  Subordinated debt was converted into common stock                                      506,533                    --

  Reduction of inventory and inventory reserve                                           105,075                    --

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.           BUSINESS ORGANIZATION AND PURPOSE

                  Superconductive Components, Inc. (the Company) is an Ohio corporation that was incorporated in May 1987. The Company was formed to develop, manufacture and sell materials using superconductive principles. Operations have since been expanded to include the manufacture and sale of non-superconductive materials. The Company's domestic and international customer base is primarily in the research, education, electronics and computer industries.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A. Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor and applied overhead. Inventory reserves are established for obsolete inventory and excess inventory quantities based on management's estimate of net realizable value.

                  The Company enters into cancelable purchase commitment arrangements for some suppliers. Estimated purchase commitments to these suppliers approximate $150,000 for 2000. The Company can cancel these commitments at the Company's discretion without penalty.

       B. Property and Equipment - Property and equipment are carried at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the assets for financial reporting purposes and allowable accelerated methods for tax purposes. Useful lives range from ten years on certain furniture and fixtures to three years on leasehold improvements and computer software. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

                  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. There have been no such impairment adjustments.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       C. Research and Development - Internal research and development costs are expensed as incurred. Research and development expenses, including testing, for the years ended December 31, 2000 and 1999 were $17,623 and $15,392, respectively.

                  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. These contracts vary from six to twenty-four months in duration. The terms of the contracts, which are fixed price, require the Company to submit final reports and/or progress reports to the sponsor. While the contracts are subject to cancellation, management believes that the Company will comply with all terms of the contracts and that all of the amounts awarded to the Company will be collected.

                  Research revenue and expenses associated to third parties are separately identified in the Statements of Operations.

                  During 2000, the Company earned $532,276 in contract revenue. At December 31, 2000, accounts receivable from these contracts approximated $24,000.

                  During 2000, the Company was awarded a new six month contract in the amount of $100,000, to begin January 1, 2001.

                  During 1999, the Company was awarded contracts approximating $1,084,000 with $409,000 of the total contract amount earned during 1999. At December 31, 1999, accounts receivable from these contracts approximated $45,000.

          D. Licenses - The Company has secured licenses to produce various superconductive materials for periods up to the expiration of the applicable patents. The license fees, included in "Other Assets" on the balance sheet, are being amortized over the expected life of the agreement or applicable patent which is seventeen years. Cost and accumulated amortization of licenses at December 31, 2000 are $21,000 and $6,420, respectively.

          E. Patent - The Company has secured a patent for a manufacturing process used in its operations. Costs incurred to secure the patent have been capitalized, included in "Other Assets" on the balance sheet, and are being amortized over the life of the patent. Cost and accumulated amortization of the patent at December 31, 2000 are $26,492 and $2,384, respectively.

          F. Income Taxes - Income taxes are provided for by utilizing the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets are recognized for net operating loss carryforwards, reduced by a valuation allowance which is established when "it is more likely than not" that some portion or all of the deferred tax assets will not be recognized.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          G. Stock Based Compensation -The Company utilizes the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" which utilized a fair value based method. The Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", utilized a fair value based method. The FASB requires disclosure for new employee stock options of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method (see Note 8). For stock based compensation other than employees, the Company utilizes the fair value method as provided for in FASB #123.

          H. Loss Per Common Share - Loss per common share amounts are based on the weighted average number of shares outstanding. Due to the net loss the assumed conversion of preferred stock and exercise of stock options and warrants are anti-dilutive and have not been considered in the calculation of per share amounts.

          I. Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash. No such investments were purchased.

          J. Concentrations of Credit Risk - The Company's cash balances, which are at times in excess of federally insured levels, are maintained at a large regional bank, and are continually monitored to minimize the risk of loss. The Company grants credit to its customers, who are varied in terms of size, geographic location and financial strength. Customer balances are continually monitored to minimize the risk of loss.

          K. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          L. Fair Value - The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see Note 12).

          M. Revenue Recognition - Revenue from product sales is recognized upon shipment to customers. Provisions for discounts, returns and others adjustments are provided for in the same period as the related sales are recorded.

                  Revenue from contract research provided for third parties is recognized when the contracted work has been performed or as milestone results have been achieved.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          N. Effects of Recent Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The guidance in SAB 101 must be adopted during the fourth quarter of fiscal 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has reviewed their policies for revenue recognition in comparison to the requirements in SAB 101 and no change occurred to its income statement presentation, operating results or financial position as a result of implementing SAB 101.

NOTE 3.           INVENTORIES



                  Inventories consist of the following at December 31, 2000:

                  Raw materials                                              $           413,657
                  Work-in-process                                                        111,978
                  Finished goods                                                         152,833
                                                                                ------------------
                                                                                         678,468
                  Less reserve for obsolete inventory                                     61,000
                                                                                ------------------
                                                                             $           617,468
                                                                                ==================


NOTE 4.           NOTES PAYABLE - BANK

                  The Company had a note payable to a bank in the amount of $95,025 at December 31, 1999, due June 30, 2000. On February 28, 2000, an officer and major shareholder of the Company paid the bank note payable totaling $89,408 in full. The Company increased the subordinated note payable to the officer as reimbursement for payment on the bank note payable.

                  On June 30, 2000, the Company obtained a bank line of credit in the amount of $100,000, interest at prime, (9.5% at December 31, 2000) maturing June 30, 2001. As of December 31, 2000, $-0- has been drawn on this line of credit. No collateral, other than the personal guarantee by an officer and major shareholder of the Company, collateralizes the bank line of credit.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.           LEASE OBLIGATIONS

                  Operating

                  The Company leases certain office equipment and a building under agreements classified as operating leases. All lease terms remaining are less than one year. Rent expense which includes various monthly rentals for the years ended December 31, 2000 and 1999 totaled $59,818 and $56,022, respectively.

                  Capital

                  The Company also leases certain equipment under capital leases. The future minimum lease payments by year with the present value of such payments, as of December 31, 2000 is as follows:


                  2001                                                    $          33,408
                  2002                                                               28,660
                  2003                                                               24,459
                  2004                                                               12,042
                                                                             ---------------
                  Total minimum lease payments                                       98,569
                  Less amount representing interest                                  14,325
                                                                             ---------------
                  Present value of minimum lease payments                            84,244
                  Less current portion                                               26,279
                                                                            ---------------
                  Long-term capital lease obligations                     $          57,965
                                                                            ===============


                  The equipment under capital lease at December 31, 2000 is included in the accompanying balance sheet under the following captions:


                  Machinery and equipment                                 $         288,154
                  Less accumulated depreciation                                     171,271
                                                                            ---------------
                  Net book value                                          $         116,883
                                                                            ===============



                  These assets are amortized  over four to seven years using the
                  straight-line   method  and   amortization   is   included  in
                  depreciation expense.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6.           RELATED PARTY NOTES PAYABLE

                  SUBORDINATED NOTES PAYABLE
                  --------------------------

                  Two officers and major shareholders have loaned funds to the Company from September 30, 1991 through December 31, 2000 for working capital. These subordinated notes payable are due on December 31, 2009. The notes payable bear interest at 10% per annum and are subordinate to other senior indebtedness, as defined in the agreement.

                  The Board of Directors authorized that the subordinated notes payable can be converted to shares of common stock at $2.50 per share. On October 10, 2000 the subordinated notes payable totaling $506,533 were converted to common stock at $2.50 per share which totaled 202,613 shares of common stock.

                  Interest expense totaled $36,439 and $29,972 for the years ended December 31, 2000 and 1999. Accrued interest payable totaled $36,439 December 31, 2000 which is included in note payable, shareholder.

                  The Company has issued common stock purchase warrants at $2.50 per common share for 150,000 shares of common stock related to the subordinated notes payable to Dr. Edward and Ingeborg Funk. The warrants are 100% vested and expire in ten years from the date of grant of January 7, 2000.

                  NOTES PAYABLE SHAREHOLDERS
                  --------------------------

                  Effective December 31, 2000, the Company converted accounts payable and accrued interest payable to two officers and major shareholders totaling $132,270 to a note p payable shareholders. The note provides for monthly payments of principal and interest of $2,000 per month for the period of February 1, 2001 through December 1, 2002 and, thereafter, in monthly installments of $4,000 for principal and interest until the entire outstanding balance is paid in full. The note bears interest at prime (9.5% at December 31, 2000).

                  The aggregate long-term debt payments for each of the next five years are:

                                 2001                 $          10,869
                                 2002                            13,024
                                 2003                            39,390
                                 2004                            43,299
                                 2005                            25,688
                                                        ----------------
                                                                132,270
                                   Current                       10,869
                                                        ----------------
                                   Long-term          $         121,401
                                                        ================

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7.           COMMON AND PREFERRED STOCK

                  Common Stock Issues
                  -------------------

                  On October 10, 2000, the Company issued 200,000 shares of common stock at $2.50 per share for total proceeds of $500,000. The same investors were issued warrants for the purchase of up to an additional 140,000 shares of common stock for an aggregate purchase price of $28,000, or $.20 for each warrant, exercisable at $3.50 per share for a period of twelve months from the date of issuance.

                  In conjunction with the sale of common stock and common stock warrants on October 10, 2000, Dr. and Mrs. Funk converted their subordinated notes payable totaling $506,533 to 202,613 shares of common stock at a conversion rate of $2.50 per share.

                  During 2000, Series A and B preferred stock was converted to common stock totaling 1,379 and 113,418 shares of common stock, respectively. Additionally, stock options were exercised for a total of 31,920 shares of common stock with total proceeds of $79,800.

                  During 1999, 960 shares of common stock were issued in exchange as partial payment for consulting services at $2.50 per share. Additionally, Series B preferred stock was converted to common stock for a total of 35,522 shares of common stock.

                  Preferred Stock
                  ---------------

                  Shares of preferred stock authorized and outstanding at December 31, 2000 are as follows:

                                          SHARES            SHARES
                                        AUTHORIZED        OUTSTANDING
                                        ----------        -----------
SERIES A
--------
10% Convertible/voting                      10,000                 -

10% Convertible/nonvoting                      215                99

SERIES B
--------
Nonvoting                                  125,000            26,648

Voting                                     125,000                 -
                                       --------------     --------------
                                           260,215            26,747
                                       --------------     --------------

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7.           COMMON AND PREFERRED STOCK (CONTINUED)

                  In June 1995, the Company completed an offering of 215 shares of $1,000 stated value 1995 Series A 10% non-voting convertible preferred stock. In January 1996, the Company completed an offering of 70,000 shares of $10 stated value 1995 Series B 10% non-voting convertible preferred stock. For the first three years, the dividends on both issues were payable by issuing additional Series A or B preferred shares or in cash. The Series A shares are convertible to common shares at the rate of $6.00 per share and Series B shares at the rate of $5.00 per share. At the Company's option, Series A and Series B shares are redeemable at 103% after the respective third anniversary dates.

                  Series A has a mandatory redemption at 25% annually of the issued Series A shares at their stated value plus accrued and unpaid dividends commencing on the fourth anniversary date. As security for cash dividends, or mandatory redemption payments due on the Series A preferred shares, and to collateralize the preference upon a liquidation, dissolution or winding up of the affairs of the Company, Dr. and Mrs. Funk pledged an aggregate of 60,000 shares of common stock, $.01 par value of Interpore/Cross International (Cross) (formerly known as Cross Medical Products, Inc.).

                  Issue costs of $70,277 on Series A were netted against the proceeds and are being amortized over the term of the Series A payout period of seven years using the straight-line method. Unamortized costs at December 31, 2000 is $23,345. The amortized (accreted) amount is reflected in loss applicable to common shares and additional paid-in-capital. The annual accretion totaled $11,713 and $11,713 for the years ended December 31, 2000 and 1999, respectively

                  Series B preferred stock was originally issued with a $5.00 per share discount which has been recorded as a reduction of Series B preferred stock. The original discount totaled $350,000. The discount is being accreted to loss applicable to common shares and additional paid-in capital through the period that the Series B preferred stock can be converted to common stock which is after the third anniversary date. The discount was fully amortized at December 31, 1998.

                  As security for cash dividends on the Series B preferred shares, Dr. and Mrs. Funk pledged an aggregate 131,000 shares of $.01 par value common stock of Cross. Issue costs of approximately $116,110 on Series B were netted against the proceeds of that issue.

                  Cumulative dividends in arrears on Series A preferred stock are $25,835 ($260.96 per share) at December 31, 2000.

                  During 2000 and 1999, Series B cash dividends totaling $83,539 and $26,648 were paid, respectively. Additionally, preferred stock was converted to 113,418 and 35,522 shares of common stock, respectively.

                  During 2000, a Series A preferred stockholder converted 8.275 shares of preferred stock for 1,379 shares of common stock. Additionally, Series A preferred stockholders holding 54.45 shares of preferred stock were redeemed for cash of $70,125 (principal - $54,150, accrued dividends - $15,650).

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7.           COMMON AND PREFERRED STOCK (CONTINUED)

                  During 1999, the Company redeemed 41.25 shares of Series A preferred stock for $41,250 which represented an early redemption of the mandatory redemption requirement for certain shareholders. Series A accrued dividends totaling $28,875 were paid in connection with the Series A redemption.

                  Earnings Per Share

                  All outstanding common stock equivalents which include preferred stock Series A and B, employee and director stock options and warrants are antidilutive due to the net loss. Common stock equivalents that were excluded in the diluted loss per share calculation were as follows:

                                                         DECEMBER 31,      DECEMBER 31,
                                                            2000                1999
                                                            ----                ----
                  Options                                    111,790                 -
                  Warrants                                   150,000                 -
                  Preferred Series A                               -                 -
                  Preferred Series B                               -                 -
                  Subordinated debt                                -           166,850
                                                       ---------------     ----------------
                                                             261,790           166,850
                                                       ===============     ================


                  Additional common stock equivalents were not considered as equivalents as they were not "in-the-money" and, therefore, not considered a common stock equivalent. Additional outstanding common stock equivalents excluded were as follows:

                                                         DECEMBER 31,        DECEMBER 31,
                                                            2000                1999
                                                            ----                ----

                  Options                                        -             171,190
                  Warrants                                 165,000              32,000
                  Preferred Series A                        16,500              22,292
                  Preferred Series B                        29,600             173,857
                  Subordinated debt                              -                   -
                                                     ---------------     ----------------
                                                           211,100             399,339
                                                     ===============     ================


NOTE 8.           INCENTIVE STOCK OPTION PLANS

                  In November 1987, the Company adopted the 1987 Incentive Stock Option Plan (the Incentive Plan) for key employees under which options to purchase up to 40,000 shares of the Company's common stock may be granted to qualified employees, subject to the execution of stock option agreements. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.           INCENTIVE STOCK OPTION PLANS (CONTINUED)

                  In February 1991, the Company adopted the 1991 Non-Statutory Stock Option Plan (the Non-Statutory Plan) under which options to purchase up to 20,000 shares of the Company's common stock may be granted to key employees, directors, consultants, advisors and sales representatives, subject to the execution of stock option agreements. Options may be exercised for periods up to 10 years from the date of grant at prices to be determined by the Board of Directors. The Company has reserved 2,000 of the shares subject to the Non-Statutory Plan for options to be granted to sales representatives.

                  On September 29, 1995, the Company adopted the 1995 Stock Option Plan (the 1995 Plan) as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company's common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key associates of the Company and Non-Statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant.

                  The cumulative status at December 31, 2000 and 1999 of options granted and outstanding, as well as options which became exercisable in connection with the Incentive Plan is summarized as follows:


                  Employee Stock Option Plans
                  ---------------------------
                                                                                              WEIGHTED
                                                                                               AVERAGE
                                                                           STOCK OPTIONS   EXERCISE PRICE
                                                                           -------------   --------------
                  Outstanding at December 31, 1998                           127,100         $   2.50
                    Granted                                                   65,000             2.00
                    Exercised                                                      -                -
                    Forfeited                                                 (4,000)            2.00
                                                                            --------         --------
                  Outstanding at December 31, 1999                           188,100             2.42
                    Granted                                                  148,700             2.51
                    Exercised                                                (35,000)            2.36
                    Forfeited                                                 (2,100)            2.50
                                                                            --------         --------
                  Outstanding at December 31, 2000                           299,700         $   2.47
                                                                            ========         ========

                  Shares exercisable at December 31, 1999                     48,990         $   2.50
                  Shares exercisable at December 31, 2000                     62,290         $   2.43


                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.           INCENTIVE STOCK OPTION PLANS (CONTINUED)



                  Non-Employee Director Option Plans
                  ----------------------------------

                                                                                               WEIGHTED
                                                                                                AVERAGE
                                                                           STOCK OPTIONS    EXERCISE PRICE
                                                                           -------------    --------------
                  Outstanding at December 31, 1998                            67,750         $   2.50
                    Granted                                                   23,500             2.50
                    Exercised                                                      -                -
                    Forfeited                                                      -                -
                                                                            --------         --------
                  Outstanding at December 31, 1999                            91,250             2.50
                    Granted                                                   72,000             2.55
                    Exercised                                                 (5,750)           2.174
                    Forfeited                                                      -                -
                                                                            --------         --------
                  Outstanding at December 31, 2000                           157,500         $   2.53
                                                                            ========         ========

                  Shares exercisable at December 31, 1999                     33,250         $   2.50
                  Shares exercisable at December 31, 2000                     49,500         $   2.43

                  Exercise prices for options range from $2.00 to $3.00 for options outstanding at December 31, 2000. The weighted average option price for all options outstanding is $2.42 with a weighted average remaining contractual life of 6.6 years.

                  The exercise price for all options exercisable at December 31, 2000 range from $2.125 to $3.00.

                  In electing to continue to follow APB #25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS #123 for stock-based compensation including disclosure of pro-forma net income and earnings per share had compensation expense been measured under the fair value recognition provisions.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS.

NOTE 8.           INCENTIVE STOCK OPTION PLANS (CONTINUED)

                  The weighted average fair values at date of grant for options granted during 2000 and 1999 were $2.52 and $2.13, respectively and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                   2000           1999
                                                -------         ------
                  Expected life in years           7.06           4.6
                  Interest rate                     6%             6%
                  Volatility                      105.7%         108.7%
                  Dividend yield                    0%             0%

                  The Company's pro forma information for the years ended December 31, 2000 and 1999 in accordance with the provisions of FASB #123 is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following table compares 2000 and 1999 results as reported to the results had the Company adopted the expense recognition provisions of FSAB #123.


                                                                      2000              1999
                                                                   ----------        ----------
                  Net loss applicable to common
                   shares
                    As reported                              $     (226,190)     $     (241,489)
                    Pro forma under SFAS #123                      (232,410)           (247,950)
                  Basic and diluted loss per share
                    As reported                              $        (0.15)     $        (0.20)
                    Pro forma under SFAS #123                         (0.16)              (0.20)

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS.

NOTE 9.           WARRANTS ISSUED

                  Warrants unexercised at December 31, 2000, issued to related parties and others are as follows:



       # OF                                                             ISSUE                   EXERCISE
      SHARES        ISSUED TO           CONSIDERATION                   DATE      EXPIRATION      PRICE
      ------        ---------           -------------                   ----      ----------      -----

      COMMON
      SHARES
      ------
Related Parties
---------------
15,000              Edward Funk         Officer Incentive                 12-94          12-01      $ 6.00
10,000              Edward Funk         Lease Guarantee                    3-96           3-03      $ 5.00
75,000              Edward Funk         Subordinated notes payable         1-00           1-10      $ 2.50
75,000              Ingeborg Funk       Subordinated notes payable         1-00           1-10      $ 2.50

Other
-----
70,000              Mangart Global
                     Fund Limited       Purchase of common stock          10-00          10-01      $ 3.50
70,000              Windcom
                     Investment SA      Purchase of common stock          10-00          10-01      $ 3.50



NOTE 10.           INCOME TAXES

                  Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                                                  2000
                      Deferred tax assets                                        ------
                        NOL Carryforward                                $        1,576,000
                        UNICAP                                                      85,000
                        Allowance for doubtful accounts                              9,000
                        Reserve for obsolete inventory                              21,000
                        Property and equipment                                      38,000
                                                                          -----------------
                                                                                 1,729,000

                      Valuation allowance                                        1,729,000
                                                                          -----------------
                      Net                                               $                -
                                                                          =================

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10.          INCOME TAXES (CONTINUED)

                  A  valuation   allowance   has  been   recorded   against  the
                  realizability of the net deferred tax asset, such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $1,729,000 and $1,663,200 at December 31, 2000 and 1999, respectively .

                  The Company has net operating loss carryovers available for federal and state tax purposes of approximately $4,636,000, which expire in varying amounts from 2003 through 2020.

                  For  the  years  ended   December   31,   2000  and  1999,   a
                  reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

                                                            PERCENTAGE
                                                  -----------------------------

                                                     2000           1999
                                                     ----           ----
                        Federal statutory rate      (34.0)         (34.0)
                        Valuation allowance          34.0           34.0
                                                 --------------- -------------
                        Effective rate                  -      %       -     %
                                                 =============== =============

                  The expense (benefit) for income taxes consists of the following:

                       Current expense       $          -        $     -
                       Deferred expense                 -              -
                                                --------------- ---------------

                        Total                $          -        $     -
                                               ================ ===============


NOTE 11.          RELATED PARTY TRANSACTIONS

                  Sales to a related party amounted to $17,423 and $16,962 during 2000 and 1999, respectively. At December 31, 2000 and 1999, $17,423 and $44,607 were written off as bad debt expense, related to sales of inventory, rent and reimbursement of expenses.

                  The Company has a note receivable from an officer of the Company in the amount of $4,283. The note bears interest at 4% per annum.

                  The  Company  has  trade  payables,   shareholders  of  $1,803
                  pertaining to reimbursement for purchase of goods and services obtained for Company purposes.

                  For   additional    information    regarding   related   party
                  transactions, see Notes 4, 6 and 9.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The fair value of financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

                  The following methods and assumptions were used by the Company
                  in   estimating   fair   value   disclosures   for   financial
                  instruments:

                   o Cash and cash equivalents, short-term debt and current maturities of long-term debt: Amounts reported in the balance sheet approximate fair market value due to the short maturity of these instruments.

                   o Long-term capital lease obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on these obligations approximate current rates available based on the relative stability of prime.

                   o Note payable shareholder: Amounts reported in the balance sheet represent debt to officers and major shareholders. Amounts reported in the balance sheet approximate fair market value as the interest rates on this obligation approximates current rates available based on the relative stability of prime.

                   o Redeemable convertible preferred stock: Amounts reported in the balance sheet are in excess of fair market value as the conversion price is $6.00 per share and average market price at 12/31/00 was $1.20 for difference in fair value of $19,800 at December 31, 2000.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS.

NOTE 13.              SEGMENT INFORMATION

                      The Company utilizes FASB Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Company is managed in two operating segments: TMI and SCI. While the Company sells overseas, management does not separately identify and evaluate financial information pertaining to overseas sales, therefore, revenue by geographic location is not available. For 2001 management has implemented processes to track this data going forward.

                      Corporate operations include administrative and sales functions. Corporate assets include cash and general fixed assets.

                      The following is a summary of key segment information for the years ended December 31, 2000 and 1999, respectively.

                                                                          SCI              TMI           CORPORATE        TOTAL
                                                                         -----            -----          ---------        -----

                      December 31, 2000
                      -----------------
                      Revenues                                       $ 1,135,268      $ 2,069,895               -     $3,205,163
                      Segment profit (loss)                              232,933          243,597        (630,224)      (153,694)
                      Interest expense                                         -                -          57,901         57,901
                      Depreciation and amortization                       51,271           96,067         115,944        263,282
                      Segment assets                                     570,599          912,068         385,283      1,867,950
                      Expenditures for segment assets                     67,429           27,237          12,407        107,073

                      December 31, 1999
                      -----------------
                      Revenues                                         $ 898,843      $ 1,779,519       $       -     $2,678,362
                      Segment profit (loss)                              (33,705)         231,617        (336,332)      (138,420)
                      Interest expense                                         -                -          44,473         44,473
                      Depreciation and amortization                       35,317           48,598         173,870        257,785
                      Segment assets                                     451,780          634,246         566,213      1,652,239
                      Expenditures for segment assets                     38,263           17,366          10,693         66,322

NOTE 14.              FOURTH QUARTER ADJUSTMENTS

                      The Statement of Operations for the year ended December 31, 2000 included the following adjustments recorded in fourth quarter 2000 which resulted in increased fourth quarter earnings by $130,876. Accumulated depreciation and depreciation expense was decreased by $30,429 as the Company's monthly depreciation expense was too high. Additionally, the Company obtained a credit from a subcontractor which resulted in a decrease in cost of contract research totaling $100,447.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS AND CONTROL  PERSONS;  COMPLIANCE  WITH
         SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this item is included under the captions, "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our proxy statement relating to our 2001 Annual Meeting of Stockholders to be held on June 21, 2001, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is included under the caption "EXECUTIVE COMPENSATION" in our proxy statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is included under the captions "OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS," and "OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS" in our proxy statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in our proxy statement and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

              (1) The following financial statements are included in this report pursuant to Item 7:

                  Independent Auditors' Report.

                  Balance Sheet as of December 31, 2000.

                  Statements of Operations for the two years ended December 31, 2000.

                  Statements of Stockholders' Equity for the two years ended December 31, 2000.

                  Statements of Cash Flows for the two years ended December 31, 2000.

                  Notes to the Financial Statements.

                  (2)      Exhibits:

      EXHIBIT                               EXHIBIT
      NUMBER                              DESCRIPTION
     ---------                           -------------

         3(a)     *        Amended  and  Restated  Articles  of Incorporation of
                           Superconductive Components, Inc.

         3(b)     *        Restated   Code  of  Regulations  of  Superconductive
                           Components, Inc.

         10(a)    *        Lease Agreement between  Superconductive  Components,
                           Inc.   and   University  Area  Rentals  dated  as  of
                           February 7, 1997.

         10(b)    *        Subcontract    Agreement    between   Superconductive
                           Components,   Inc.   and  The  Ohio  State University
                           effective as of April 1, 2000.

         10(c)    *        1987 Incentive Stock Option Plan.

         10(d)    *        1991 Non-Statutory Stock Option Plan.

         10(e)    *        1995 Stock Option Plan.

         10(f)    **       License  Agreement  with  Sandia  Corporation   dated
                           February 26, 1996.

         10(g)    **       Nonexclusive  License  with The University of Chicago
                           (as Operator of  Argonne  National  Laboratory) dated
                           October 12, 1995.

         10(h)    **       Nonexclusive License  with  The University of Chicago
                           (as Operator of Argonne  National  Laboratory)  dated
                           October 12, 1995.

         10(i)    **       Sales Distribution Agreement with Earth Chemical Co.,
                           Ltd.

         10(j)    **       National  Aeronautics  Space  Administration Contract
                           dated April 8, 1999.

         10(k)    **       National  Science  Foundation  award dated August 26,
                           1999.

         10(l)    **       National Science Foundation award dated November  27,
                           2000.

         10(m)    **       10% Subordinated Promissory Note dated March 1, 1993.

         24                Powers of Attorney.
--------------

*   Filed with the Company's initial Form 10-SB on September 28, 2000.
**  Filed with the Company's Form 10-SB Amendment No. 1 on January 3, 2001.


         (B)      REPORTS ON FORM 8-K

                  None.


         (C)      EXHIBITS

                  The exhibits to this report follow the Signature Page.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SUPERCONDUCTIVE COMPONENTS, INC.

Date:  March 29, 2001         By:         /s/ Edward R. Funk
                                   ---------------------------------------------
                                   Edward R. Funk, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of March, 2001.


         Signature                                                              Title


         /s/ Edward R. Funk                          President, Chief Executive Officer, Treasurer and
--------------------------------------------         Director
         Edward R. Funk                              (Principal Executive Officer)

         Ingeborg V. Funk*                           Vice President
--------------------------------------------
         Ingeborg V. Funk

         James R. Gaines, Jr.*                       Vice President and General Manager - SCI Division
--------------------------------------------         and Director
         James R. Gaines, Jr.

         Donald D. Raifsnider*                       Vice President and General Manager - TMI Division
--------------------------------------------
         Donald D. Raifsnider

         Curtis A. Loveland*                         Secretary and Director
--------------------------------------------
         Curtis A. Loveland

--------------------------------------------         Chief Scientist
         Suvankar Sengupta

         Robert J. Baker*                            Director
--------------------------------------------
         Robert J. Baker

         Lloyd E. Hackman*                           Director
--------------------------------------------
         Lloyd E. Hackman

         Robert H. Peitz*                            Director
--------------------------------------------
         Robert H. Peitz

         Edward W. Ungar*                            Director
--------------------------------------------
         Edward W. Ungar

         Charles E. Washbush*                        Director
--------------------------------------------
         Charles E. Washbush

*By:     /s/ Edward R. Funk
    ----------------------------------------
          Edward R. Funk, Attorney-in-Fact
