Form 10QSB
period 2001-03-31
SUPERCONDUCTIVE COMPONENTS INC
filed 2001-05-15
CIK 830616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the transition period from                       to
                               ---------------------    ------------------------

                         Commission file number: 0-31641

                        SUPERCONDUCTIVE COMPONENTS, INC.
             (Exact name of registrant as specified in its charter)

                    OHIO                                      31-0121318
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

                  1145 CHESAPEAKE AVENUE, COLUMBUS, OHIO 43212
          (Address of principal executive offices, including zip code)

                                 (614) 486-0261
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. YES  X     NO
                                                       ---      ---
         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 1,821,727 shares of Common Stock, without par value, were outstanding at April 30, 2001.

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                  PAGE NO.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Balance Sheets as of March 31, 2001 (unaudited)
                           and December 31, 2000                                    3 - 4

                      Statements of Operations For the Three Months
                           Ended March 31, 2001 and 2000 (unaudited)                  5

                      Statements of Cash Flows For the Three Months
                           Ended March 31, 2001 and 2000 (unaudited)                6 - 7

                      Notes to Financial Statements (unaudited)                    8 - 11


         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                        12 - 14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk         N/A

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                 N/A

         Item 2.  Changes in Securities and Use of Proceeds.                         15

         Item 3.  Defaults Upon Senior Securities.                                   N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.               N/A

         Item 5.  Other Information.                                                 N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                15 - 16

         Signatures.                                                                 16

                          PART I. FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                        SUPERCONDUCTIVE COMPONENTS, INC.
                                 BALANCE SHEETS

                                                                       MARCH 31,            DECEMBER 31,
                                   ASSETS                                2001                   2000
                                   ------                                ----                   ----
                                                                      (UNAUDITED)
CURRENT ASSETS
  Cash                                                                $   84,985           $   202,406
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $26,000 and
     $26,000, respectively                                               457,324               386,567
    Related party receivables                                              4,283                 4,283
  Inventories                                                            824,526               617,468
  Prepaid expenses                                                        34,770                39,766
                                                                      ----------            ----------
        Total current assets                                           1,405,888             1,250,490
                                                                      ----------            ----------



PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                              2,024,267             1,959,086
  Furniture and fixtures                                                  17,170                15,250
  Leasehold improvements                                                 312,801               305,586
                                                                      ----------            ----------
                                                                       2,354,238             2,279,922
  Less accumulated depreciation                                        1,749,743             1,701,150
                                                                      ----------            ----------
                                                                         604,495               578,772
                                                                      ----------            ----------



OTHER ASSETS                                                              46,645               38,688
                                                                      ----------            ----------



TOTAL ASSETS                                                          $2,057,028            $1,867,950
                                                                      ==========            ==========



   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   MARCH 31,           DECEMBER 31,
                    LIABILITIES AND SHAREHOLDERS' EQUITY                             2001                2000
                    ------------------------------------                             ----                ----
                                                                                  (UNAUDITED)
CURRENT LIABILITIES
  Capital lease obligation, current portion                                    $       26,914      $       26,279
  Note payable shareholders, current portion                                           10,869               10,869
  Accounts payable                                                                    394,949              294,028
  Accounts payable, shareholders                                                        2,828                1,803
  Accrued expenses                                                                    117,702              156,916
                                                                               --------------      ---------------
        Total current liabilities                                                     553,262              489,895
                                                                               --------------      ---------------

CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                                       52,151               57,965
                                                                               --------------      ---------------
NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
PORTION                                                                               113,401              121,401
                                                                               --------------      ---------------

REDEEMABLE CONVERTIBLE PREFERRED
STOCK (Series A)
 10% cumulative, nonvoting, no par value, $1,000 stated
     value, liquidation and mandatory redemption at
     stated value per share plus unpaid and accumulated
     dividends $285.96 and ($260.96), respectively                                     93,061               87,658
                                                                               --------------      ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par
     value, $10 stated value, optional redemption at 103%                             345,309              338,424


  Common stock, no par value, authorized 15,000,000
     shares; 1,821,727 and 1,816,977 shares issued and outstanding,
     respectively                                                                   6,355,571            6,334,696
  Additional paid-in capital                                                           85,899               98,187
  Accumulated deficit                                                              (5,541,626)          (5,660,276)
                                                                               --------------      ---------------
                                                                                    1,245,153            1,111,031
                                                                               --------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    2,057,028      $     1,867,950
                                                                               ==============      ===============


 The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.
                            STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                   ------------------------------------------
                                   (UNAUDITED)

                                                                 2001                 2000
                                                                 ----                 ----
                                                                                   (RESTATED)
SALES REVENUE                                             $       889,744       $      626,037
CONTRACT RESEARCH REVENUE                                         170,436              170,309
                                                          ---------------       --------------
                                                                1,060,180              796,346
                                                          ---------------       --------------

COST OF SALES REVENUE                                             601,276              510,294
COST OF CONTRACT RESEARCH REVENUE                                 122,916              140,232
                                                          ---------------       --------------
                                                                  724,192              650,526
                                                          ---------------       --------------

GROSS MARGIN                                                      335,988              145,820

GENERAL AND ADMINISTRATIVE EXPENSES                               145,252              109,895

SALES AND PROMOTIONAL EXPENSES                                     65,968               74,380
                                                          ---------------       --------------
INCOME (LOSS) FROM OPERATIONS                                     124,768              (38,455)
                                                          ---------------       --------------

OTHER INCOME (EXPENSE)
  Interest                                                         (7,004)             (12,373)
  Miscellaneous, net                                                  886                1,595
                                                          ---------------       --------------
                                                                   (6,118)             (10,778)
                                                          ---------------       --------------

INCOME (LOSS) BEFORE INCOME TAX                                   118,650              (49,233)

INCOME TAX EXPENSE                                                     --                   --
                                                          ---------------       --------------
NET INCOME (LOSS)                                                 118,650              (49,233)

DIVIDENDS ON PREFERRED STOCK                                       (9,360)             (20,924)

ACCRETION OF REDEEMABLE CONVERTIBLE
 PREFERRED (SERIES A)                                              (2,928)              (2,928)
                                                          ---------------       --------------

INCOME (LOSS) APPLICABLE TO COMMON SHARES                 $       106,362       $      (73,085)
                                                          ===============       ==============
EARNINGS PER SHARE - BASIC AND DILUTIVE (NOTE 2)

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                                   $          0.06       $        (0.06)
                                                          ===============       ==============
  Diluted                                                 $          0.06       $        (0.06)
                                                          ===============       ==============
 WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                         1,818,069            1,290,483
                                                          ===============       ==============
  Diluted                                                       1,826,140            1,290,483
                                                          ===============       ==============

 The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                   ------------------------------------------
                                   (UNAUDITED)

                                                                                       2001                2000
                                                                                       ----                ----
                                                                                                         (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                             $        118,650     $        (49,233)
                                                                                ----------------     ----------------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                                          48,302               74,232
    Amortization                                                                             610                  350
    Inventory reserve                                                                    (13,091)              20,037
    Provision for doubtful accounts                                                           --                 (312)
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                                              (70,757)             (67,137)
        Inventories                                                                     (193,967)             (14,155)
        Prepaid expenses                                                                   4,996               (7,386)
        Other assets                                                                      (8,567)                  --
      Increase (decrease) in liabilities:
        Accounts payable                                                                 120,946               19,107
        Accrued expenses                                                                 (39,214)              76,322
                                                                                ----------------     ----------------
          Total adjustments                                                             (150,742)             101,058
                                                                                ----------------     ----------------
              Net cash provided by (used in) operating activities                        (32,092)              51,825
                                                                                ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                    (74,025)             (15,868)
                                                                                ----------------     ----------------
              Net cash used in investing activities                                      (74,025)             (15,868)
                                                                                ----------------     ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                              --              (29,419)
  Principal repayments on notes payable, bank                                                 --               (5,617)
  Principal repayments on long-term debt, shareholder                                     (8,000)                  --
  Principal payments on capital lease obligation                                          (5,179)             (10,596)
  Proceeds from exercise of common stock options                                           1,875               79,800
  Payment of cumulative dividends                                                             --              (15,675)
  Redemption of Series A preferred stock                                                      --              (54,450)
                                                                                ----------------     ----------------
              Net cash used in financing activities                                      (11,304)             (35,957)
                                                                                ----------------     ----------------

 The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                   ------------------------------------------
                                   (UNAUDITED)

                                                                                         2001               2000
                                                                                         ----               ----
                                                                                                         (RESTATED)
NET INCREASE (DECREASE) IN CASH                                                            (117,421)          -

CASH - Beginning of period                                                                  202,406           -
                                                                                   ------------------  ----------------
CASH - End of period                                                             $           84,985    $      -
                                                                                   ==================  ================


SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                                     $            6,176    $         1,200
    Income taxes                                                                 $           -         $        -


SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
  Common stock was issued as partial payment for accounts payable                $           19,000   $         -

  Preferred stock, series A converted to common stock                            $           -        $          8,275

  Subordinate debt was issued to a shareholder as reimbursement for the
  shareholder paying a note payable to the Company                               $           -        $         89,408

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

NOTE 1.           BUSINESS ORGANIZATION AND PURPOSE

                  Superconductive Components, Inc. (the Company) is an Ohio corporation that was incorporated in May 1987. The Company was formed to develop, manufacture and sell materials using superconductive principles. Operations have since been expanded to include the manufacture and sale of non-superconductive materials. The Company's domestic and international customer base is primarily in the research, education, electronics and functional coatings industries.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2000. Interim results are not necessarily indicative of results for the full year.

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

NOTE 3.           CHANGE IN ACCOUNTING

                  Pursuant to a review of the Company's previously filed Form 10-SB, the Company has changed its accounting for Series A and B preferred stock and debt forgiveness of subordinated notes payable. Therefore, the March 31, 2000 balance sheet, statement of operations and statement of cash flows for the three months ended March 31, 2000 have been restated. For additional information regarding the restatement, see Note 15 in Form 10-SB, Amendment No. 4. The following summarizes information as originally reported and as restated for the three months ended March 31, 2000:


                                             AS ORIGINALLY               AS
                                               REPORTED               RESTATED
                                               --------               --------

Revenues                                    $   796,346            $   796,346

Net loss                                    $   (18,939)           $   (49,233)

Net loss applicable to common shares        $   (18,939)           $   (73,085)

Earnings per shares - basic and diluted     $     (0.01)           $     (0.06)

Weighted average common shares outstanding    1,397,398              1,290,483

NOTE 4.           INVENTORY

                  Inventory is comprised of the following:


                                              MARCH 31,           DECEMBER 31,
                                                2001                  2000
                                                ----                  ----
                                             (unaudited)
                  Raw materials         $        574,396     $       413,657
                  Work-in-progress               101,516             111,978
                  Finished goods                 196,523             152,833
                  Inventory reserve              (47,909)            (61,000)
                                           ----------------      ---------------
                                        $        824,526     $       617,468
                                           ================      ===============

NOTE 5.           COMMON STOCK AND STOCK OPTIONS

                  During the three months ended March 31, 2001, the Company paid cash of $12,500 and issued 19,000 shares of common stock of the Company at a subscription price of $1.00 per share to Taratec Corporation for services rendered to the Company. The President of Taratec, Mr. Ungar, is a director of the Company. The fair market value of the common stock issued at the date of issuance was $1.34 per share, or a discount of 25%. The Company issued the shares at a discounted price as the shares are unregistered and, therefore, limited as to marketability for sale until the securities are registered under the Securities Act of 1933 or an applicable exemption from registration thereunder.

                  During the three months ended March 31, 2001, common stock options totaling 750 shares of common stock were converted at an option price of $2.50 for total cash proceeds of $1,875.

                  The following incentive stock options were granted under the 1995 Stock Option plan during the period:

                       GRANT DATE      # OF OPTIONS GRANTED     OPTION PRICE
                       ----------      --------------------     ------------

                  January 15, 2001               5,000             $1.34
                  March 7, 2001                 25,000             $1.88
                  April 23, 2001                15,000             $2.00


                  In addition, on April 2, 2001, non-statutory stock options to purchase 10,000 shares at $1.30 per share were granted under the 1995 Stock Option Plan to the Company President in connection with his guarantee of certain lease financing to the Company.

NOTE 6.           EARNINGS PER SHARE

                  Basic income per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. The following is provided to reconcile the earnings per share calculations:


                                                        THREE MONTHS ENDED MARCH 31,

                                                         2001                  2000
                                                         ----                  ----

Income (loss) applicable to common shares         $         106,362    $        (73,085)
                                                    ================      ===============
Weighted average common shares
 outstanding - basic                                      1,818,069            1,290,483

Effect of dilutive stock options                              8,071              -
                                                    ----------------      ---------------

Weighted average shares outstanding -
 diluted                                                  1,826,140            1,290,483
                                                    ================      ===============

NOTE 7.           SEGMENT INFORMATION

                  The Company is managed in two operating segments: Target Materials, Inc. ("TMI") and the SCI Division ("SCI"). While the Company sells overseas, in the past management did not separately identify and evaluate financial information pertaining to overseas sales; therefore, revenue by geographic location is not available for 2000. For 2001, management has implemented processes to track this data.

                  Corporate operations include administrative and sales functions. Corporate assets include cash and general fixed assets.

                  The following is a summary of key segment information for the three months ended March 31, 2001. As noted previously, international sales data is not available for the three months ended March 31, 2000.


MARCH 31, 2001
--------------

                                                         SCI                  TMI                 CORPORATE                TOTAL
                                                         ---                  ---                 ---------                -----
Revenues:
  U.S                                                $   298,158           $   614,605           $        --            $   912,763
  International                                           43,736               103,681                    --                147,417
                                                     -----------           -----------           -----------            -----------
    Total                                                341,894               718,286                    --
                                                                                                                          1,060,180
Segment profit
 (loss)                                                   98,179               189,841              (169,370)               118,650

Interest expense                                              --                    --                 7,004                  7,004

Depreciation and
 amortization                                             13,105                 8,924                26,883                 48,912

Segment assets                                           575,367             1,144,444               337,217              2,057,028

Expenditures for
 segment assets                                           36,397                11,639                25,989                 74,025

MARCH 31, 2000
--------------

Revenues                                             $   323,024           $   473,322           $        --            $   796,346

Segment profit
 (loss)                                                   39,558                17,908              (106,699)               (49,233)

Interest expense                                              --                    --                12,373                 12,373

Depreciation and
 amortization                                             12,738                 6,681                54,813                 74,232

Segment assets                                           592,497               927,469               142,512              1,662,478

Expenditures for
 segment assets                                           10,749                 2,002                 3,117                 15,868


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

         The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical fact and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in other documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

         Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events, unless necessary to prevent such statements from becoming misleading. New factors emerge from time to time and it is not possible for management to predict all factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

RESULTS OF OPERATIONS

         To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $5,541,626 from inception to March 31, 2001.

THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED):

         REVENUES

         Revenues for the three months ended March 31, 2001 were $1,060,180 compared to $796,346, an increase of $263,834 or 33.1% from the three months ended March 31, 2000.

         TMI sales increased to $718,286 in 2001 from $473,322 in 2000 or an increase of 51.8%. The increase in sales is partially due to $172,000 in tantalum sales that occurred due to current market pricing of the metal. The remaining increase is due to continued efforts in marketing and scrap sales totaling $48,000.

         SCI sales for product sales increased to $171,458 from $152,715 or an increase of 12.3%.

         Contract research revenues were $170,436 in 2001 as compared to $170,309 in 2000. The Company was awarded a Phase I SBIR grant from the National Science Foundation in January 2001 and $50,000 of the grant is included in first quarter 2001 revenues.

         GROSS MARGIN

         Total gross margin in 2001 was $335,988 or 31.7% of total revenue compared to $145,820 or 18.3% in 2000.

         Gross margin on sales revenue for the TMI was 37.9% in 2001 versus 22.0% in 2000. The improvement in gross margin is due primarily to increased sales as the gross margin is impacted by better utilization of production capacity due to the increased sales. The remaining portion of the increase is due to sales of scrap metal totaling $48,000.

         Gross margin on sales revenue for the SCI Division product sales was 23.9% in 2001 compared to 20.7% in 2000.

         Gross margin on contract research revenue in the SCI in segment reporting was 27.9% for 2001 compared to 17.7% in 2000. The increase in gross margin on contract research was due to a new Phase I SBIR grant from the National Science Foundation which began in January 2001 and lower sub-contractor costs. The new contract represented approximately 33% of first quarter 2001 contract research revenue.

         SELLING EXPENSE

         Selling expense in 2001 decreased to $65,968 from $74,380 in 2000, a decrease of 11.3%. SCI hired an in-house sales person in June 2000; and TMI had lower commission expense compared to first quarter 2000.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense in 2001 increased 32.2% to $145,252 from $109,895. The increase in these costs related to additional expenses for preparing annual filings in compliance with regulatory agencies and payroll costs for management.

         RESEARCH AND DEVELOPMENT EXPENSES

         Internal research and development costs are expensed as incurred. Research and development costs, including testing, for 2001 was $27,447 compared to $35,384 in 2000. Internal research and development costs decreased due to a temporary reduction in staff.

         INTEREST EXPENSE

         Interest expense was $7,004 for the quarter ended March 31, 2001 compared to $12,373 a year ago due to lower bank borrowings.

LOSS APPLICABLE TO COMMON SHARES

         BASIC

         Net income (loss) per common share based on the income (loss) applicable to common shares for the three months ended March 31, 2001 and 2000 was $.06 and $(.06), respectively. The income (loss) applicable to common shares includes the net income (loss) from operations, Series A and B preferred stock dividends and the accretion of Series A preferred stock. The net income (loss) per common share from operations was $0.07 and $(0.04), respectively. The difference between the net loss from operations and the loss applicable to common shares of $(.01) and $(.02), respectively, is result of the position that the preferred shareholders have in comparison to the common shareholders.

         Dividends on the Series A and B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series A preferred stock totaled $2,475 for first quarter 2001 and $2,874 for the comparable period last year. Dividends on the Series B preferred stock totaled $6,885 in 2001 and $18,050 last year.

         The accretion of Series A preferred stock represents issue costs of $70,277 that were netted against the proceeds of Series A preferred stock. The issue costs are being amortized on a straight-line basis over the payout period of seven years of income (loss) applicable to common shares and additional paid-in capital. The accretion for each period totaled $2,928.

         DILUTED

         For the three months ended March 31, 2001, basic and diluted earnings per common share were $.06 per share with 1,818,069 and 1,826,140 weighted average common shares outstanding, respectively.

         For the three months ended March 31, 2000, basic and diluted loss per common share were $(.06) per share. Weighted average common shares outstanding totaled 1,290,483 for both basic and diluted methods.

LIQUIDITY AND WORKING CAPITAL

         At March 31, 2001, working capital was $852,626 compared to $155,959 at March 31, 2000. The Company provided (utilized) cash from operations for the three months ended March 31, 2001 and 2000 of approximately $(32,000) and $52,000, respectively. Significant non-cash items including depreciation and inventory reserve on excess and obsolete inventory were approximately $36,000 and $94,000, respectively, for the three months ended March 31, 2001 and 2000. Overall, accounts receivable, inventory, and prepaids increased (decreased) in excess of accounts payable and accrued expenses by approximately $186,000 and $(7,000), respectively, as a result of timing of receipt of inventory versus required scheduled payments on this inventory and increased accounts receivable due to the significant increase in sales.

         For investing activities, the Company used cash of approximately $74,000 and $16,000 for the first quarter 2001 and 2000, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity.

         For financing activity for the three months ended March 31, 2001, the Company utilized cash of approximately $11,000. Cash payments to third parties for capital lease obligations totaled $5,000; cash payments to shareholders totaled $8,000; cash proceeds for the exercise of stock options totaled $1,875.

         For financing activity for the three months ended March 31, 2000, the Company utilized cash of approximately $36,000. Due to tight cash flow in the prior year, the Company paid $29,000 to decrease the amount of overdrawn cash. Cash payments to third parties for debt and capital lease obligations approximated $16,000. Proceeds from the sale of common stock options totaled $79,800. Series A payments for principal and cumulative dividends totaled $70,125.

         Officers of the Company have advanced funds in the form of notes payable and accounts payable and guaranteeing bank debt. There is no commitment by these individuals to continue funding the Company or guaranteeing bank debt in the future. However, the Company believes that its current operations and pursuit of new financing arrangements will allow management to continue to pursue current plans. However, the Company cannot be certain that it will be successful in efforts to raise additional new funds.

         INVESTORS ARE REFERRED TO AND SHOULD SPECIFICALLY CONSIDER THE RISKS AND SPECULATIVE FACTORS INHERENT IN AND AFFECTING THE BUSINESS OF THE COMPANY AND THE COMPANY'S COMMON STOCK AS SET FORTH IN THE COMPANY'S 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000, AT PAGES 22-25.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         During the three months ended March 31, 2001, the Company issued 19,000 shares of common stock of the Company at a subscription price of $1.00 per share to Taratec Corporation for services rendered to the Company. The President of Taratec, Mr. Ungar, is a director of the Company. The fair market value of the common stock issued at the date of issuance was $1.34 per share, or a discount of 25%. The Company issued the shares at a discounted price as the shares are unregistered and, therefore, limited as to marketability for sale until the securities are registered under the Securities Act of 1933 or an applicable exemption from registration thereunder. The certificates representing the shares of common stock were appropriately legended. In the Company's opinion, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

         During the three months ended March 31, 2001, common stock options totaling 750 shares of common stock were converted at an option price of $2.50 for total cash proceeds of $1,875.

         The following incentive stock options were granted to employees of the Company under the Company's 1995 Stock Option Plan during the period:


         GRANT DATE          # OF OPTIONS GRANTED       OPTION PRICE
         ----------          --------------------       ------------

     January 15, 2001                5,000                 $1.34
     March 7, 2001                  25,000                 $1.88
     April 23, 2001                 15,000                 $2.00

The options vest 20% per year beginning on the first anniversary of the date of grant, and expire on the tenth anniversary of the date of grant.

         In addition, on April 2, 2001, non-statutory stock options to purchase 10,000 shares at $1.30 per share were granted under the 1995 Stock Option Plan to the Company President in connection with his guarantee of certain lease financing to the Company. These options vested fully on the date of grant, and expire on the tenth anniversary of the date of grant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS.

      EXHIBIT                            EXHIBIT
      NUMBER                            DESCRIPTION
      ------                            -----------

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

         10(l)  **  National Science Foundation award dated November 27, 2000.

         10(m)  **  10% Subordinated Promissory Note dated March 1, 1993.

--------------

*        Filed with the Company's initial Form 10-SB on September 28, 2000.
**       Filed with the Company's Form 10-SB Amendment No. 1 on January 3, 2001.

         (B)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SUPERCONDUCTIVE COMPONENTS, INC.

Date:  May 14, 2001           /s/ Edward R. Funk
                            ----------------------------------------------------
                            Edward R. Funk, President and Chief Executive
                            Officer
                            (Principal Executive Officer and Principal Financial Officer)