Form 10QSB
period 2001-06-30
SUPERCONDUCTIVE COMPONENTS INC
filed 2001-08-09
CIK 830616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from _________________ to ________________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. YES   X   NO
                                                       -----    -----

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 1,821,727 shares of Common Stock, without par value, were outstanding at July 31, 2001.

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Balance Sheets as of June 30, 2001 (unaudited)
                           and December 31, 2000                                                   3 - 4

                      Statements of Operations For the Three Months and Six
                           Months Ended June 30, 2001 and 2000 (unaudited)                           5

                      Statements of Cash Flows For the Six Months
                           Ended June 30, 2001 and 2000 (unaudited)                                6 - 7

                      Notes to Financial Statements (unaudited)                                    8 - 12


         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                        13 - 17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        N/A

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                        18

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              18

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 19

         Signatures.                                                                                20

                     SUPERCONDUCTIVE COMPONENTS, INC.

                              BALANCE SHEETS



                                                                                  June 30,                December 31,
                                 ASSETS                                             2001                     2000
                                 ------                                             ----                     ----
                                                                                (Unaudited)

CURRENT ASSETS
  Cash                                                                      $       26,760           $        202,406
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $17,000 and
    $26,000, respectively                                                          392,390                    386,567
    Related party receivables                                                        3,439                      4,283
    Contract research receivables, current                                         113,306                          -
    Employees                                                                       11,747                          -
  Inventories                                                                      904,880                    617,468
  Prepaid expenses                                                                  23,320                     39,766
                                                                              -----------------        ------------------
         Total current assets                                                     1,475,842                  1,250,490
                                                                              -----------------        ------------------

PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                                         2,148,853                 1,959,086
  Furniture and fixtures                                                             17,170                    15,250
  Leasehold improvements                                                            319,675                   305,586
                                                                              -----------------        ------------------
                                                                                  2,485,698                 2,279,922
  Less accumulated depreciation                                                   1,801,886                 1,701,150
                                                                              -----------------        ------------------
                                                                                    683,812                   578,772
                                                                              -----------------        ------------------

OTHER ASSETS
  Intangibles                                                                        39,534                    38,688
  Contract research receivables, long-term                                           43,315                        -
                                                                              -----------------        ------------------
                                                                                     82,849                    38,688
                                                                              -----------------        ------------------
TOTAL ASSETS                                                                $     2,242,503       $         1,867,950
                                                                              =================        ==================


              The accompanying notes are an integral part of these
                               financial statements.

                     SUPERCONDUCTIVE COMPONENTS, INC.

                              BALANCE SHEETS



                                                                                  June 30,               December 31,
                  LIABILITIES AND SHAREHOLDERS' EQUITY                              2001                     2000
                  ------------------------------------                              ----                     ----
                                                                                   (Unaudited)

CURRENT LIABILITIES
  Capital lease obligation, current portion                                 $           41,687       $           26,279
  Note payable shareholders, current portion                                            24,000                   10,869
  Accounts payable                                                                     478,067                  294,028
  Accounts payable, shareholders                                                         5,983                    1,803
  Accrued expenses                                                                     126,382                  156,916
                                                                              -----------------        -----------------
        Total current liabilities                                                      676,119                  489,895
                                                                              -----------------        -----------------


CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                                       124,928                   57,965
                                                                              -----------------        -----------------

NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
 PORTION                                                                                96,270                  121,401
                                                                              -----------------        -----------------

REDEEMABLE CONVERTIBLE PREFERRED
STOCK (Series A)
 10% cumulative, nonvoting, no par value, $1,000 stated value, liquidation and mandatory redemption at stated value per share plus unpaid and
     accumulated dividends $100.00 and  $260.96, respectively                           98,464                   87,658
                                                                              -----------------        -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional
      redemption at 103%                                                               351,200                  338,424
  Common stock, no par value, authorized 15,000,000
     shares; 1,821,727 and 1,816,977 shares issued and outstanding,
     respectively                                                                    6,356,970                6,334,696
  Additional paid-in capital                                                            73,610                   98,187
  Accumulated deficit                                                               (5,535,058)              (5,660,276)
                                                                              -----------------        -----------------
                                                                                     1,246,722                1,111,031
                                                                              -----------------        -----------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $        2,242,503       $        1,867,950
                                                                              =================        =================


              The accompanying notes are an integral part of these
                              financial statements.

                 SUPERCONDUCTIVE COMPONENTS, INC.

                     STATEMENTS OF OPERATIONS

  Three Months Ended June 30, 2001 and 2000 and Six Months Ended
                      June 30, 2001 and 2000
                            (Unaudited)

                                                     Three Months
                                                        Ended                                 Six Months Ended
                                                       June 30,               June 30,            June 30,           June 30,
                                                         2001                   2000                2001               2000
                                                         ----                   ----                ----               ----
                                                                             (Restated)                             (Restated)
SALES REVENUE                                   $           801,366      $         525,470      $ 1,691,110     $    1,197,678
CONTRACT RESEARCH REVENUE                                   103,705                177,899          274,141            302,037
                                                   -----------------       ----------------   -----------------   ----------------
                                                            905,071                703,369        1,965,251          1,499,715
                                                   -----------------       ----------------   -----------------   ----------------

COST OF SALES REVENUE                                       471,134                428,524        1,072,409           959,605
COST OF CONTRACT RESEARCH REVENUE                           100,769                118,983          223,686           238,428
                                                   -----------------       ----------------   -----------------   ----------------
                                                            571,903                547,507        1,296,095          1,198,033
                                                   -----------------       ----------------   -----------------   ----------------

GROSS MARGIN                                                333,168                155,862          669,156            301,682

GENERAL AND ADMINISTRATIVE EXPENSES                         262,360                113,316          407,612            223,211

SALES AND PROMOTIONAL EXPENSES                               60,127                 57,855          126,095            132,235
                                                   -----------------       ----------------   -----------------   ----------------

INCOME (LOSS) FROM OPERATIONS                                10,681                (15,309)         135,449            (53,764)
                                                   -----------------       ----------------   -----------------   ----------------

OTHER INCOME (EXPENSE)
  Interest, net                                              (3,275)               (21,260)         (10,280)           (33,633)
  Miscellaneous, net                                           (838)                 4,109               49              5,704
                                                   -----------------       ----------------   -----------------   ----------------
                                                             (4,113)               (17,151)         (10,231)           (27,929)
                                                   -----------------       ----------------   -----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAX                               6,568                (32,460)         125,218            (81,693)

INCOME TAX EXPENSE                                                -                      -                -                  -
                                                   -----------------       ----------------   -----------------   ----------------

NET INCOME (LOSS )                                            6,568                (32,460)         125,218            (81,693)

DIVIDENDS ON PREFERRED STOCK                                 (9,360)               (30,747)         (18,721)           (51,671)

ACCRETION OF REDEEMABLE CONVERTIBLE
 PREFERRED (SERIES A)                                        (2,928)                (2,928)          (5,856)            (5,856)
                                                   -----------------       ----------------   -----------------   ----------------

INCOME (LOSS) APPLICABLE TO COMMON
 SHARES                                          $           (5,720)      $        (66,135)  $      100,641      $    (139,220)
                                                   =================       ================   =================   ================

EARNINGS PER SHARE - BASIC AND DILUTIVE (Note 2)

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                          $             0.00      $           (0.05)  $         0.06      $       (0.10)
  Diluted                                          =================       ================   =================   ================
                                                 $             0.00      $           (0.05)  $         0.06      $       (0.10)
                                                   =================       ================   =================   ================

 WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                   1,821,858              1,397,398        1,819,963          1,344,030
                                                   =================       ================   =================   ================
  Diluted                                                 1,821,858              1,397,398        1,819,963          1,344,030
                                                   =================       ================   =================   ================


   The accompanying notes are an integral part of these financial statements.

                     SUPERCONDUCTIVE COMPONENTS, INC.

                         STATEMENTS OF CASH FLOWS

                  Six Months Ended June 30, 2001 and 2000
                               (Unaudited)


                                                                                 June 30,                 June 30,
                                                                                    2001                     2000
                                                                                    ----                     ----
                                                                                                          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $         125,218       $         (81,693)
                                                                               ----------------        -----------------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                                       100,737                 148,802
    Amortization                                                                         1,226                     700
    Inventory reserve                                                                  (21,000)                 40,074
    Provision for doubtful accounts                                                     (9,000)                 19,947
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                                           (164,347)                (83,274)
        Inventories                                                                   (266,412)                (92,813)
        Prepaid expenses                                                                16,446                 (46,196)
        Other assets                                                                    (2,072)                 (2,870)
      Increase (decrease) in liabilities:
        Accounts payable                                                               207,219                 146,436
        Accrued expenses                                                               (30,534)                 (2,133)
                                                                               ----------------        -----------------
          Total adjustments                                                           (167,737)                128,673
                                                                               ----------------        -----------------
              Net cash provided by (used in) operating activities                      (42,519)                 46,980
                                                                               ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                 (107,866)                (38,114)
                                                                               ----------------        -----------------
              Net cash used in investing activities                                   (107,866)                (38,114)
                                                                               ----------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                             -                  31,030
  Principal repayments on notes payable, bank                                                -                 (95,025)
  Proceeds from subordinated notes payable                                                   -                  89,408
  Principal repayments on long-term debt, shareholder                                  (12,000)                      -
  Principal payments on capital lease obligation                                       (15,540)                (43,954)
  Proceeds from exercise of common stock options                                         2,279                  79,800
  Payment of cumulative dividends                                                            -                 (15,675)
  Redemption of Series A preferred stock                                                     -                 (54,450)
                                                                               ----------------        -----------------
              Net cash used in financing activities                                    (25,261)                 (8,866)
                                                                               ----------------        -----------------



The accompanying notes are an integral part of these financial statements.

                      SUPERCONDUCTIVE COMPONENTS, INC.

               Six Months Ended June 30, 2001 and June 30, 2000
                                 (Unaudited)


                                                                                       June 30,                  June 30,
                                                                                         2001                      2000
                                                                                         ----                      ----
                                                                                                              (Restated)
NET DECREASE IN CASH                                                                      (175,646)                       -

CASH - Beginning of period                                                                 202,406                        -
                                                                                 ------------------        -----------------

CASH - End of period                                                           $            26,760         $              -
                                                                                 ==================        =================

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                                   $            11,059         $         33,633
    Income taxes                                                               $                -          $              -

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
  Common stock was issued as partial payment for accounts payable              $            19,000         $              -

  Preferred stock, series A converted to common stock                          $                 -         $          8,275

  Subordinate debt was issued to a shareholder as reimbursement for the
  shareholder paying a note payable to the Company                             $                 -         $         89,408

  Property and equipment was purchased by capital lease                                     97,911                        -

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

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.           CHANGE IN ACCOUNTING

                  Pursuant to a review of the Company's previously filed Form 10-SB, the Company has changed its accounting for Series A and B preferred stock and debt forgiveness of subordinated notes payable. Therefore, the June 30, 2000 balance sheet, statement of operations and statement of cash flows for the six months ended June 30, 2000 have been restated. For additional information regarding the restatement, see Note 15 in Form 10-SB, Amendment No. 4. The following summarizes information as originally reported and as restated for the six months ended June 30, 2000:

                                              Six Months Ended
                                                June 30, 2000
                                                -------------
                                       As Originally              As
                                         Reported              Restated
                                         --------              --------
Revenues                            $      1,499,715    $      1,499,715

Net loss                            $        (94,147)   $        (81,693)

Net loss applicable to common
 shares                             $        (94,147)   $       (139,220)

Earnings per shares - basic and
 diluted                            $          (0.07)   $          (0.10)

Weighted average common shares
 outstanding - basic and diluted           1,344,030           1,344,030


NOTE 4.           INVENTORY

                  Inventory is comprised of the following:


                                         June 30,          December 31,
                                           2001                2000
                                           ----                ----
                                        (unaudited)
Raw materials                         $       577,930    $      413,657
Work-in-progress                              141,365           111,978
Finished goods                                225,582           152,833
Inventory reserve                             (39,997)          (61,000)
                                      ----------------   ---------------
                                      $       904,880    $      617,468
                                      ================   ===============


                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5.           COMMON STOCK AND STOCK OPTIONS

                  During the six months ended June 30, 2001, the Company paid cash of $12,500 and issued 19,000 shares of common stock of the Company at a subscription price of $1.00 per share to Taratec Corporation for services rendered to the Company. The President of Taratec, Mr. Ungar, is a director of the Company. The fair market value of the common stock issued at the date of issuance was $1.34 per share, or a discount of 25%. The Company issued the shares at a discounted price as the shares are unregistered and, therefore, limited as to marketability for sale until the securities are registered under the Securities Act of 1933 or an applicable exemption from registration thereunder.

                  During the six months ended June 30, 2001, common stock options totaling 750 shares were converted to common stock at a price of $2.50 for total cash proceeds of $1,875. Additionally, 199 shares of common stock were converted from Series B preferred stock.

                  The following options were granted under the 1995 Stock Option plan during the period:

                       GRANT DATE              # OPTIONS GRANTED        OPTION PRICE
                       ----------              -----------------        ------------

                    January 15, 2001                  5,000            $    1.34

                       March 7, 2001                 25,000            $    1.88

                      April 23, 2001                 15,000            $    2.00


                  On April 2, 2000 options totaling 10,000 shares at $1.30 per share were granted under the 1995 Non-Statutory Stock Option Plan to the Company President in connection with his guarantee of certain lease financing to the Company.

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

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 6.           Earnings Per Share (continued)


                                       Three Months Ended June 30,            Six Months Ended June 30,
                                          2001              2000                2001              2000
                                          ----              ----                ----              ----
                                                         (Restated)                            (Restated)


Income (loss) applicable to
common shares                     $         (5,720) $         (66,135)   $         100,641 $       (139,220)
                                     ===============   ================    ================  ================

Weighted average common
 shares outstanding - basic               1,821,858          1,397,398           1,819,963         1,344,030

Effect of dilutive stock
 options                                          -                 -                   -                 -
                                     ---------------   ----------------    ----------------  ----------------

Weighted average shares
 outstanding - diluted                    1,821,858          1,397,398           1,819,963         1,344,030
                                     ===============   ================    ================  ================


NOTE 7.           SEGMENT INFORMATION

                  The Company is managed in two operating segments: Target Materials, Inc. ("TMI") and the SCI Division ("SCI"). While the Company has international sales, in the past management did not separately identify and evaluate financial information pertaining to sales outside the U.S.; therefore, revenue by geographic location is not available for 2000. For 2001, management has implemented processes to track this data.

                  Corporate operations include administrative and sales functions. Corporate assets include cash and general fixed assets.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7.         SEGMENT INFORMATION (CONTINUED)

                The  following is a summary of key segment  information  for
                the six months  ended  June 30,  2001.  As  noted   previously,
                international sales data is not available for the six months ended June 30, 2000.



Six Months Ended June 30, 2001
------------------------------

                               SCI                  TMI              Corporate              Total
                               ---                  ---              ---------              -----
Revenues:
  U.S.                      $   515,057       $   1,169,423       $            -        $    1,684,480
  International                  80,715             200,056                    -               280,771
                          --------------      --------------      ---------------       --------------
    Total                       595,772           1,369,479                    -             1,965,251

Segment profit
 (loss)                          89,197             372,919             (336,898)              125,218

Interest expense                      -                   -
                                                                          11,861                11,861

Depreciation and
 amortization                    31,434              19,595               50,934               101,963

Segment assets                  463,517           1,346,897              432,089             2,242,503

Expenditures for
 segment assets                  47,352             109,375               49,050               205,777

Six Months Ended June 30, 2000
------------------------------

Revenues                     $  612,008       $     887,707        $           -        $    1,499,715

Segment profit
 (loss)                          95,719              54,162             (231,574)              (81,693)

Interest expense                      -                   -
                                                                          33,633                33,633

Depreciation and
 amortization                    25,608              13,633              110,261               149,502

Segment assets                  322,830             961,452              421,701             1,705,983

Expenditures for
 segment assets                  25,110               8,935                4,069                38,114


                                       12

                        SUPERCONDUCTIVE COMPONENTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

                  The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical fact and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in other documents filed by the Company with the SEC, including in the Company's 10-KSB for the year ended December 31, 2000, at pages 22 through 25. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

                  RESULTS OF OPERATIONS

                  To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $5,535,058 from inception to June 30, 2001.

                        SUPERCONDUCTIVE COMPONENTS, INC.

ITEM 2.           MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                  CONDITION  AND  RESULTS  OF  OPERATIONS (CONTINUED)

                  SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED):

                  REVENUES

                  Revenues for the six months ended June 30, 2001 were $1,965,251 compared to $1,499,715 last year, an increase of $465,536 or 31.0%.

                  TMI division revenues increased 54.3% to $1,369,479 in 2001 from $887,707 in 2000. The increase is partially due to $280,000 in sales of tantalum and increases related to additional sales and marketing.

                  SCI division product revenues increased 21.9% to $321,631 from $263,800 the prior year. The increase is due to continued growth of its ceramic sputtering target business.

                  SCI division contract research revenues were $274,141 in 2001 compared to $302,037 in 2000. The research contract for NASA expired in 2001. This contact generated $70,454 in revenues in the first quarter of this year. The Company was awarded a Phase I SBIR grant from the National Science Foundation in January 2001 and $100,000 of the grant is included in revenues for the first half of 2001. Overall, the amount of sponsored research contracts that expired during the six months ended June 30, 2001 was not matched by grants received during the same period.

                  The Company was awarded a $300,000 extension to a Phase II SBIR grant from the National Science Foundation in the third quarter of 2001.

                  GROSS MARGIN

                  Gross margin in 2001 was $669,156 or 34.0% of total revenues compared to $301,682 or 20.1% of total revenue in 2000.

                  Gross margin, expressed as a percentage of sales revenues for TMI division was 39.3% in 2001 versus 22.8% in 2000. The improvement in gross margin is due primarily to increased sales as the gross margin benefited from better utilization of production capacity.

                  Gross margin on sales revenue for SCI division product sales was 24.9% in 2001 compared to 20.7% in 2000.

                  Gross margin on SCI division contract research revenue was 18.4% for 2001 compared to 21.0% in 2000.

                  SELLING EXPENSE

                  Selling expense in 2001 declined to $126,095 from $132,235 in 2000, a decrease of 4.6%. The lower selling costs compared to the increase in sales is due to a reduction of sales staff.

                        SUPERCONDUCTIVE COMPONENTS, INC.

ITEM 2.           MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                  CONDITION  AND  RESULTS  OF  OPERATIONS (CONTINUED)

                  GENERAL AND ADMINISTRATIVE EXPENSE

                  General and administrative expense in 2001 increased 82.6% to $407,612 from $223,211. The increase is principally due to additional expenses for preparing filings for regulatory agencies and increased payroll costs.

                  RESEARCH AND DEVELOPMENT EXPENSES

                  Internal research and development costs are expensed as incurred. Research and development costs, including testing, for 2001 were $76,617 compared to $70,742 in 2000. Internal research and development costs increased due to addition in staff.

                  INTEREST EXPENSE

                  Interest expense was $11,861 for the six months ended June 30, 2001 compared to $33,633 the prior year, a reduction of 64.7% due to lower bank borrowings.

                        SUPERCONDUCTIVE COMPONENTS, INC.



ITEM 2.           MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                  CONDITION  AND  RESULTS  OF  OPERATIONS (CONTINUED)

                  LOSS APPLICABLE TO COMMON SHARES

                  BASIC

                  Net income (loss) per common share based on the income (loss) applicable to common shares for the six months ended June 30, 2001 and 2000 was $0.06 and $ (0.10), respectively. The income
                  (loss) applicable to common shares includes the net income
                  (loss) from operations, Series A and B preferred stock dividends and the accretion of Series A preferred stock. The net income (loss) per common share from operations was $0.07 and $(0.06), respectively. The difference between the net income (loss) from operations and the loss applicable to common shares of ($0.01) and ($0.04), respectively, is a result of the position that the preferred shareholders have in comparison to the common shareholders.

                  Dividends on the Series A and Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series A preferred stock totaled $4,950 for six months of 2001 and $4,596 for the comparable period last year. Dividends on the Series B preferred stock totaled $13,771 in 2001 and $47,075 last year.

                  The accretion of Series A preferred stock represents issuance costs of $70,277 that were netted against the proceeds of Series A preferred stock. The issuance costs are being amortized on a straight-line basis over the payout period of seven years of income (loss) applicable to common shares and additional paid-in capital. The accretion for each period totaled $5,856.

                  DILUTED

                  For the six months ended June 30, 2001, basic and diluted earnings per common share were $0.06. Weighted average common shares outstanding totaled 1,819,963 for the basic and diluted methods.

                  For the six months ended June 30, 2000, basic and diluted loss per common share was $(0.10) per share. Weighted average common shares outstanding totaled 1,344,030 for the basic and diluted methods.

                        SUPERCONDUCTIVE COMPONENTS, INC.



ITEM 2.           MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                  CONDITION  AND  RESULTS  OF  OPERATIONS (CONtinued)

                  LIQUIDITY AND WORKING CAPITAL

                  At June 30, 2001, working capital was $799,723 compared to $173,399 at June 30, 2000. The Company utilized cash from operations for the six months ended June 30, 2001 of approximately $(42,000) and provided approximately $47,000 for the same period last year. Significant non-cash items including depreciation and inventory reserve on excess and obsolete inventory were approximately $80,000 and $189,000, respectively, for the six months ended June 30, 2001 and 2000. Overall, accounts receivable, inventory, and prepaids increased (decreased) in excess of accounts payable and accrued expenses by approximately $238,000 and $80,000 at June 30, 2001 and 2000, respectively, as a result of timing of receipt of inventory versus required scheduled payments on this inventory and increased accounts receivable due to the significant increase in sales.

                  For investing activities, the Company used cash of approximately $108,000 and $38,000 for the first six months of 2001 and 2000, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity.

                  The Company used cash of approximately $25,000 for financing activities during the six months ended June 30, 2001. Cash payments to third parties for capital lease obligations approximated $16,000; cash payments on shareholder notes totaled $12,000; and cash proceeds from the exercise of stock options totaled $2,279.

                  The Company used cash of approximately $9,000 for financing activities during the six months ended June 30, 2000. Due to tight cash flow in the prior year, the Company used $31,000 to decrease the amount of overdrawn cash. Cash payments to third parties for debt and capital lease obligations approximated $139,000. Proceeds from the sale of common stock options totaled $79,800. Payments for principal and cumulative dividends on Series A Preferred Shares totaled $70,125.

                  Officers of the Company have advanced funds in the form of notes payable and accounts payable and have guaranteed bank debt. There is no commitment by these individuals to continue funding the Company or to guarantee bank debt in the future. However, the Company believes that its current operations and pursuit of new financing arrangements will allow management to continue its current plans. However, the Company cannot be certain that it will be successful in efforts to raise additional new funds.

                  INVESTORS ARE REFERRED TO AND SHOULD SPECIFICALLY CONSIDER THE RISKS AND SPECULATIVE FACTORS INHERENT IN AND AFFECTING THE BUSINESS OF THE COMPANY AND THE COMPANY'S COMMON STOCK AS SET FORTH IN THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000, AT PAGES 22 THROUGH 25.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         The following incentive stock options were granted to employees of the Company under the Company's 1995 Stock Option Plan during the period ended June 30, 2001:


                  ---------------------------  ------------------------  -----------------
                          Grant Date            # of Options Granted       Option Price
                  ---------------------------  ------------------------  -----------------
                  January 15, 2001                         5,000               $1.34
                   ---------------------------  ------------------------  -----------------
                  March 7, 2001                           25,000               $1.88
                  ---------------------------  ------------------------  -----------------
                  April 23, 2001                          15,000               $2.00
                  ---------------------------  ------------------------  -----------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a) Superconductive Components, Inc. held its annual meeting of shareholders on June 21, 2001, for the purpose of electing eight directors to the board of directors of the Company.

          (b) At the annual meeting of shareholders, all directors nominated were elected.

          (c) The table shows the voting tabulation for each matter voted upon at the annual meeting of shareholders:

Proposal 1:  The election of eight directors, each to serve for terms expiring at the next annual meeting of shareholders.


                                                               NUMBER OF SHARES
                                                               ----------------

                                                                                WITHHOLD
               NOMINEES                                  FOR                   AUTHORITY
               --------                                  ---                   ---------

         Robert J. Baker                               1,420,896                   1,020
         Edward R. Funk                                1,420,836                   1,080
         James R. Gaines, Jr.                          1,420,296                   1,620
         Lloyd E. Hackman                              1,420,796                   1,120
         Curtis A. Loveland                            1,419,136                   2,780
         Robert H. Pietz                               1,420,196                   1,720
         Charles E. Washbush                           1,420,796                   1,120
         Edward W. Ungar                               1,420,736                   1,180


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

      EXHIBIT                                                    EXHIBIT
      NUMBER                                                    DESCRIPTION
     --------                                                   -----------


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

                                SUPERCONDUCTIVE COMPONENTS, INC.


Date:  August 8, 2001             /s/ Edward R. Funk
                                -----------------------------------------------
                                Edward R. Funk, President
                                and Chief Executive Officer
                                (Principal Executive Officer and
                                Principal Financial Officer)