Form 10QSB
period 2001-09-30
SUPERCONDUCTIVE COMPONENTS INC
filed 2001-11-14
CIK 830616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    --------------------------

                         Commission file number: 0-31641

                        SUPERCONDUCTIVE COMPONENTS, INC.
             (Exact name of registrant as specified in its charter)

              OHIO                                          31-0121318
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

                                NOT APPLICABLE
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO
                                                       --   --

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: [1,822,816] shares of Common Stock, without par value, were outstanding at November 2, 2001.

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE NO.
                                                                                                 --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Balance Sheets as of September 30, 2001 (unaudited)
                           and December 31, 2000                                                   3 - 4

                      Statements of Operations For the Three Months and Nine
                           Months Ended September 30, 2001 and 2000 (unaudited)                      5

                      Statements of Cash Flows For the Nine Months
                           Ended September 30, 2001 and 2000 (unaudited)                           6 - 7

                      Notes to Financial Statements (unaudited)                                    8 - 11


         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                        12 - 16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        N/A

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                        N/A

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              N/A

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 17

         Signatures.                                                                                18


                        SUPERCONDUCTIVE COMPONENTS, INC.

                               BALANCE SHEETS



                                                                           SEPTEMBER 30,           DECEMBER 31,
                                   ASSETS                                       2001                   2000
                                   ------                                       ----                   ----
                                                                           (UNAUDITED)
CURRENT ASSETS
  Cash                                                                      $  292,418            $  202,406
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $17,000 and
     $26,000, respectively                                                     379,844               386,567
    Related party receivables                                                       --                 4,283
    Contract research receivables, current                                      33,334                    --
    Employees                                                                   15,638                    --
    Other                                                                       12,086                    --
  Inventories                                                                  881,164               617,468
  Prepaid expenses                                                              11,149                39,766
                                                                            ----------            ----------
        Total current assets                                                 1,625,633             1,250,490
                                                                            ----------            ----------

PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                                    2,173,038             1,959,086
  Furniture and fixtures                                                        18,122                15,250
  Leasehold improvements                                                       338,406               305,586
                                                                            ----------            ----------
                                                                             2,529,566             2,279,922
  Less accumulated depreciation                                              1,857,322             1,701,150
                                                                            ----------            ----------
                                                                               672,244               578,772
                                                                            ----------            ----------


OTHER ASSETS
  Intangibles                                                                   41,400                38,688
                                                                            ----------            ----------


TOTAL ASSETS                                                                $2,339,277            $1,867,950
                                                                            ==========            ==========



  The accompanying notes are an integral part of these financial statements.

                      SUPERCONDUCTIVE COMPONENTS, INC.

                                BALANCE SHEETS

                                                                                                    SEPTEMBER 30,       DECEMBER 31,
                    LIABILITIES AND SHAREHOLDERS' EQUITY                                                2001                2000
                    ------------------------------------                                                ----                ----
                                                                                                     (UNAUDITED)
CURRENT LIABILITIES
  Capital lease obligation, current portion                                                          $    40,765        $    26,279
  Note payable shareholders, current portion                                                              28,000             10,869
  Accounts payable                                                                                       395,750            294,028
  Accounts payable, shareholders                                                                           6,013              1,803
  Accrued expenses                                                                                       280,881            156,916
                                                                                                     -----------        -----------
        Total current liabilities                                                                        751,409            489,895

                                                                                                     -----------        -----------


CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                                                         114,917             57,965
                                                                                                     -----------        -----------

NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
 PORTION                                                                                                  90,270            121,401
                                                                                                     -----------        -----------

REDEEMABLE CONVERTIBLE PREFERRED
STOCK (Series A)
 10% cumulative, nonvoting, no par value, $1,000 stated
   value, liquidation and mandatory redemption at
   stated value per share plus unpaid and accumulated
   dividends $75.00 and $260.96, respectively                                                            104,820             87,658
                                                                                                     -----------        -----------

SHAREHOLDERS' EQUITY
  Convertible preferred stock, Series B, 10% cumulative,
  nonvoting, no par
     value, $10 stated value, optional
     redemption at 103%                                                                                  358,085            338,424
  Common stock, no par value, authorized 15,000,000
     shares; 1,821,926 and 1,816,977 shares issued and outstanding,
     respectively                                                                                      6,358,816          6,334,696
  Additional paid-in capital                                                                              60,369             98,187
  Accumulated deficit                                                                                 (5,499,409)        (5,660,276)
                                                                                                     -----------        -----------
                                                                                                       1,277,861          1,111,031
                                                                                                     -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                           $ 2,339,277        $ 1,867,950
                                                                                                     ===========        ===========


 The accompanying notes are an integral part of these financial statements.

                         SUPERCONDUCTIVE COMPONENTS, INC.

                             STATEMENTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPT. 30 ,           SEPT. 30 ,        SEPT. 30 ,          SEPT. 30 ,
                                                         2001                 2000              2001                2000
                                                         ----                 ----              ----                ----
SALES REVENUE                                         $  820,044          $   679,635       $ 2,511,154         $ 1,877,313
CONTRACT RESEARCH REVENUE                                 71,769              115,042           345,910             417,079
                                                      ----------          -----------       -----------         -----------
                                                         891,813              794,677         2,857,064           2,294,392
                                                      ----------          -----------       -----------         -----------

COST OF SALES REVENUE                                    513,250              525,102         1,585,659           1,484,707
COST OF CONTRACT RESEARCH REVENUE                         42,369               83,715           266,055             322,143
                                                      ----------          -----------       -----------         -----------
                                                         555,619              608,817         1,851,714           1,806,850
                                                      ----------          -----------       -----------         -----------

GROSS MARGIN                                             336,194              185,860         1,005,350             487,542

GENERAL AND ADMINISTRATIVE EXPENSES                      244,708              128,807           652,320             352,018

SALES AND PROMOTIONAL EXPENSES                            52,249               86,896           178,344             219,131
                                                      ----------          -----------       -----------         -----------

INCOME (LOSS) FROM OPERATIONS                             39,237              (29,843)          174,686             (83,607)
                                                      ----------          -----------       -----------         -----------

OTHER INCOME (EXPENSE)
  Interest, net                                           (3,291)             (16,438)          (13,571)            (50,071)
  Miscellaneous, net                                        (298)              (4,295)             (249)              1,409
                                                      ----------          -----------       -----------         -----------
                                                          (3,589)             (20,733)          (13,820)            (48,662)
                                                      ----------          -----------       -----------         -----------

INCOME (LOSS) BEFORE INCOME TAX                           35,648              (50,576)          160,866            (132,269)

INCOME TAX EXPENSE                                            --                   --                --                  --
                                                      ----------          -----------       -----------         ------------

NET INCOME (LOSS)                                         35,648              (50,576)          160,866            (132,269)

DIVIDENDS ON PREFERRED STOCK                              (9,360)              (1,017)          (28,081)            (52,688)

ACCRETION OF REDEEMABLE CONVERTIBLE
 PREFERRED (SERIES A)                                     (3,881)              (2,929)           (9,737)             (8,785)
                                                      ----------          -----------       -----------         -----------

INCOME (LOSS) APPLICABLE TO COMMON SHARES              $  22,407          $   (54,522)      $   123,048         $  (193,742)
                                                      ==========          ===========       ===========         ===========

EARNINGS PER SHARE - BASIC AND DILUTIVE (Note 2)

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                                $    0.01          $     (0.04)      $      0.07         $     (0.14)
                                                      ==========          ===========       ===========         ===========
  Diluted                                              $    0.01          $     (0.04)      $      0.07         $     (0.14)
                                                      ==========          ===========       ===========         ===========


 WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                1,821,926            1,363,050         1,820,618           1,361,879
                                                      ==========          ===========       ===========         ===========
  Diluted                                              1,821,926            1,363,050         1,820,618           1,361,879
                                                      ==========          ===========       ===========         ===========


    The accompanying notes are an integral part of these financial statements.

                     SUPERCONDUCTIVE COMPONENTS, INC.

                         STATEMENTS OF CASH FLOWS

               NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                (UNAUDITED)



                                                                                   SEPTEMBER 30,           SEPTEMBER 30
                                                                                      2001                    2000
                                                                                      ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                 $ 160,866               (132,269)
                                                                                    ---------              ---------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                                      156,171                219,739
    Amortization                                                                        1,838                     --
    Inventory reserve                                                                 (20,059)                51,427
    Provision for doubtful accounts                                                    (9,000)                19,589
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                                           (41,052)
        Inventories                                                                  (243,637)               (46,799)
        Prepaid expenses                                                               28,617               (126,086)
        Other assets                                                                   (4,550)               (43,690)
      Increase (decrease) in liabilities:                                                                       (498)
        Accounts payable                                                              124,932                147,626
        Accrued expenses                                                              123,966                   (664)
                                                                                    ---------              ---------
          Total adjustments                                                           117,226                220,644
                                                                                    ---------              ---------
              Net cash provided by operating activities                               278,092                 88,375
                                                                                    ---------              ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                (151,732)               (62,205)
                                                                                    ---------              ---------
              Net cash used in investing activities                                  (151,732)               (62,205)
                                                                                    ---------              ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                           --                (30,735)
  Proceeds on notes payable, bank                                                          --                 75,000
  Principal repayments on notes payable, bank                                              --                (95,025)
  Principal repayments on long-term debt, shareholder                                 (14,000)                    --
  Proceeds from subordinated notes payable                                                 --                 89,408
  Principal payments on capital lease obligation                                      (26,473)               (60,031)
  Proceeds from exercise of common stock options                                        4,125                     --
  Proceeds from the sale of common stock                                                   --                 79,800
  Redemption of Series A preferred stock                                                   --                (70,125)
                                                                                    ---------              ---------
              Net cash used in financing activities                                   (36,348)               (11,708)
                                                                                    ---------              ---------



The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                  ---------------------------------------------
                                   (UNAUDITED)


                                                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                                                      2001                 2000
                                                                                      ----                 ----

NET INCREASE IN CASH                                                                  90,012               14,462

CASH - Beginning of period                                                           202,406                   --
                                                                                    --------             --------

CASH - End of period                                                                $292,418             $ 14,462
                                                                                    ========             ========



SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                                        $ 16,767             $ 12,903
    Income taxes                                                                    $     --             $     --


SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
  Common stock was issued as partial payment for accounts payable                   $ 19,000             $     --

  Preferred stock, series A converted to common stock                               $     --             $  8,275


  Property and equipment was purchased by capital lease                             $ 97,911                   --


















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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2000. Interim results are not necessarily indicative of results for the full year.

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.           INVENTORY

                  Inventory is comprised of the following:

                                           September 30,    December 31,
                                               2001            2000
                                               ----            ----
                                           (unaudited)

                  Raw materials              $580,264        $413,657
                  Work-in-progress            113,666         111,978
                  Finished goods              228,175         152,833
                  Inventory reserve           (40,941)        (61,000)
                                             --------        --------

                                             $881,164        $617,468
                                             ========        ========



NOTE 4.           COMMON STOCK AND STOCK OPTIONS

                  During the nine months ended September 30, 2001, the Company paid cash of $12,500 and issued 19,000 shares of common stock of the Company at a subscription price of $1.00 per share to Taratec Corporation for services rendered to the Company. The President of Taratec, Mr. Ungar, is a director of the Company. The fair market value of the common stock issued at the date of issuance was $1.34 per share, or a discount of 25%. The Company issued the shares at a discounted price as the shares were unregistered and, therefore, limited as to marketability for sale until the securities were registered under the Securities Act of 1933 or an applicable exemption from registration thereunder.

                  During the nine months ended September 30, 2001, common stock options totaling 750 shares were converted to common stock at a price of $2.50 for total cash proceeds of $1,875. Additionally, 199 shares of common stock were converted from Series B preferred stock.

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

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE 5.           EARNINGS PER SHARE

                  Basic income per share is calculated as income available to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. The following is provided to reconcile the earnings per share calculations:



                                       Three months ended Sept 30,              Nine months ended Sept 30,
                                           2001          2000                    2001                2000
                                           ----          ----                    ----                ----

                  Income (loss)
                  applicable to
                  common shares         $   22,407    $  (54,522)             $  123,048         $ (193,742)
                                        ==========    ==========              ==========         ==========


                  Weighted average
                  common shares
                  outstanding -
                  basic                  1,821,926     1,363,050               1,820,618          1,361,879

                  Effect of dilutive
                  stock options                 --            --                      --                 --
                                        ----------    ----------              ----------         ----------

                  Weighted average
                  shares outstanding
                  diluted                1,821,926     1,363,050               1,820,618          1,361,879
                                        ==========    ==========              ==========         ==========




NOTE 6.           SEGMENT INFORMATION

                  The Company is managed in two operating segments: Target Materials, Inc. ("TMI") and the SCI Division ("SCI"). While the Company has international sales, in the past management did not separately identify and evaluate financial information pertaining to sales outside the United States; therefore, revenue by geographic location is not available for 2000. For 2001, management has implemented processes to track this data.

                  Corporate operations include administrative and sales functions. Corporate assets include cash and general fixed assets.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 6.           Segment Information (Continued)

                  The following is a summary of key segment information for the nine months ended September 30, 2001. As noted previously, international sales data is not available for the nine months ended September 30, 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2001
------------------------------------

                                                         SCI                   TMI                CORPORATE               TOTAL
                                                         ---                   ---                ---------               -----
Revenues:

  U.S.                                               $   754,182           $ 1,677,053           $        --            $ 2,431,235
  International                                          130,410               295,419                    --                425,829
                                                     -----------           -----------           -----------            -----------
    Total                                                884,592             1,972,472                    --              2,857,064

Segment profit
 (loss)                                                  132,841               526,433              (498,408)               160,866


Interest expense                                              --                    --                17,529                 17,529

Depreciation and
 amortization                                             45,910                30,217                81,882                158,009

Segment assets                                           633,197             1,511,960               194,120              2,339,277

Expenditures for
 segment assets                                           58,397               119,513                71,733                249,643

NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------

Revenues
                                                     $   888,965           $ 1,405,427           $        --            $ 2,294,392

Segment profit
 (loss)                                                  124,814               124,378              (381,461)              (132,269)


Interest expense                                              --                    --                50,071                 50,071

Depreciation and
 amortization                                             38,439                20,426               160,874                219,739

Segment assets                                           620,444               954,706                80,074              1,655,224

Expenditures for
 segment assets                                           33,274                20,788                 8,143                 62,205



                        SUPERCONDUCTIVE COMPONENTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

                  The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "projection", "outlook') are not statements of historical fact and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in other documents filed by the Company with the SEC, including in the Company's 10-KSB for the year ended December 31, 2000, at pages 22 through 25. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

                  RESULTS OF OPERATIONS

                  To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $5,499,409 from inception to September 30, 2001.

                        SUPERCONDUCTIVE COMPONENTS, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  Nine months ended September 30, 2001 (unaudited) compared to nine months ended September 30, 2000 (unaudited):

                  REVENUES

                  Revenues for the nine months ended September 30, 2001 were $2,857,064 compared to $2,294,392 last year, an increase of $562,672 or 24.5%.

                  TMI division revenues increased 40.3% to $1,972,472 in 2001 from $1,405,427 in 2000. The increase is partially due to $280,000 in sales of tantalum and increases related to additional sales and marketing.

                  SCI division product revenues increased 14.2% to $538,682 from $471,886 the prior year. The increase is due to continued growth of its ceramic sputtering target business.

                  SCI division contract research revenues were $345,910 in 2001 compared to $417,079 in 2000. The research contract for NASA expired in 2001. This contract generated $70,454 in revenues in the first quarter of this year.

                  The Company was awarded a $100,000 Small Business Innovation Research Phase I grant from the National Science Foundation in January 2001. The purpose of this grant was to develop a novel method for making ultra-fine particles of phase pure (nanocrystalline) strontium ruthenate (SrRuO3) utilizing new coordination compounds. The initial grant ended in third quarter 2001.

                  During third quarter 2001 the Company was awarded an extension to a Phase II Small Business Innovation Research grant for $300,000 from the National Science Foundation. This award is to develop an advanced method to manufacture continuous reacted lengths of High Tc Superconductor: Bismuth Strontium Calcium Copper Oxide - 2212 Wire. This contract generated $46,154 in revenues in the third quarter of this year.

                  GROSS MARGIN

                  Gross margin in 2001 was $1,005,350 or 35.2% of total revenues compared to $487,542 or 21.2% of total revenues in 2000.

                  Gross margin, expressed as a percentage of sales revenues for TMI division was 38.7% in 2001 versus 25.4% in 2000. The improvement in gross margin is due primarily to increased sales as the gross margin benefited from better utilization of production capacity.

                  Gross margin on sales revenues for SCI Division product sales was 30.1% in 2001 compared to 18.6% in 2000. The change is due to a change in product mix driven by an increase in sales of ceramic targets.

                  Gross margin on SCI division contract research revenues was 23.1% for 2001 compared to 22.8% in 2000.

                        SUPERCONDUCTIVE COMPONENTS, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  SELLING EXPENSE

                  Selling expense in 2001 declined to $178,344 from $219,131 in 2000, a decrease of 18.6%. The lower selling costs is due to a reduction of sales staff.

                  GENERAL AND ADMINISTRATIVE EXPENSE

                  General and administrative expense in 2001 increased 85.3% to $652,320 from $352,018. The increase is principally due to additional expenses for preparing filings for regulatory agencies and increased payroll costs.

                  RESEARCH AND DEVELOPMENT EXPENSES

                  Internal research and development costs are expensed as incurred. Research and development costs, including testing, for 2001 were $125,070 compared to $105,081 in 2000. Internal research and development costs increased due to additions in staff.

                  INTEREST EXPENSE

                  Interest expense was $17,529 for the nine months ended September 30, 2001 compared to $50,071 the prior year, a reduction of 65.0% due to lower bank borrowings.

                        SUPERCONDUCTIVE COMPONENTS, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  LOSS APPLICABLE TO COMMON SHARES

                  BASIC

                  Net income (loss) per common share based on the income (loss) applicable to common shares for the nine months ended September 30, 2001 and 2000 was $0.07 and $(0.14), respectively. The income (loss) applicable to common shares includes the net income (loss) from operations, Series A and B preferred stock dividends and the accretion of Series A preferred stock. The net income (loss) per common share from operations was $0.09 and $(0.10), respectively. The difference between the net income (loss) from operations and the loss applicable to common shares of $(0.02) and $(0.04), respectively, is a result of the position that the preferred shareholders have in comparison to the common shareholders.

                  Dividends on the Series A and B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series A preferred stock totaled $7,425 for nine months of 2001 and $7,471 for the comparable period last year. Dividends on the Series B preferred stock totaled $20,656 in 2001 and $57,681 last year.

                  The accretion of Series A preferred stock represents issuance costs of $70,277 that were netted against the proceeds of Series A preferred stock. The issuance costs are being amortized on a straight-line basis over the payout period of seven years of income (loss) applicable to common shares and additional paid-in capital. The accretion for the nine months ended September 30, 2001 was $9,737 as compared to $8,785 for the nine months ended September 30, 2000.

                  DILUTED

                  For the nine months ended September 30, 2001, basic and diluted earnings per common share were $0.07. Weighted average common shares outstanding totaled 1,820,618 for the basic and diluted methods.

                  For the nine months ended September 30, 2000, basic and diluted loss per common share were $(0.14) per share. Weighted average common shares outstanding totaled 1,361,879 for the basic and diluted methods.

                        SUPERCONDUCTIVE COMPONENTS, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  LIQUIDITY AND WORKING CAPITAL

                  At September 30, 2001, working capital was $874,224 compared to $165,796 at September 30, 2000. The Company provided cash from operations for the nine months ended September 30, 2001 and 2000 of approximately $278,000 and $88,000, respectively. Significant non-cash items including depreciation and inventory reserve on excess and obsolete inventory were approximately $138,000 and $271,000, respectively, for the nine months ended September 30, 2001 and 2000. Overall, accounts receivable, inventory, prepaids and other assets increased in excess of accounts payable and accrued expenses by approximately $12,000 and $70,000 at September 30, 2001 and 2000, respectively, as a result of timing of receipt of inventory versus required scheduled payments on this inventory.

                  For investing activities, the Company used cash of approximately $152,000 and $62,000 for the first nine months of 2001 and 2000, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity.

                  The Company used cash of approximately $36,000 for financing activities during the nine months ended September 30, 2001. Cash payments to third parties for capital lease obligations approximated $26,000; cash payments on shareholder notes totaled $14,000; and cash proceeds from the exercise of stock options totaled $4,125.

                  The Company used cash of approximately $12,000 for financing activities during the nine months ended September 30, 2000. Due to tight cash flow in the prior year, the Company used approximately $31,000 to decrease the amount of overdrawn cash. Cash payments to third parties for debt and capital lease obligations approximated $155,000. Proceeds from the sale of common stock totaled $79,800. Payments for principal and cumulative dividends on Series A Preferred Shares totaled $70,125.

                  Officers of the Company have advanced funds in the form of notes payable and accounts payable and have guaranteed bank debt. There is no commitment by these individuals to continue funding the Company or to guarantee bank debt in the future. However, the Company believes that its current operations and pursuit of new financing arrangements will allow management to continue its current plans. Nevertheless, the Company cannot be certain that it will be successful in efforts to raise additional new funds.

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


                             SUPERCONDUCTIVE COMPONENTS, INC.


Date:  November 14, 2001     /s/ Edward R. Funk
                             ---------------------------------------------
                             Edward R. Funk, President and Chief Executive
                             Officer
                             Principal Executive Officer and Principal Financial
                             Officer)

