Form 10KSB
period 2001-12-31
SUPERCONDUCTIVE COMPONENTS INC
filed 2002-04-01
CIK 830616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2001

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

       Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       The issuer's revenues for the fiscal year ended December 31, 2001, were $3,663,488.

       The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $698,942 on March 25, 2002.

       There were 1,823,256 shares of the Registrant's Common Stock outstanding on March 25, 2002.

       Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                     ----   ----
                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of our Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS



                                                                                                              Page
                                                                                                              ----
                                      PART I

Item 1.           Description of Business.................................................................      3

Item 2.           Description of Property.................................................................     24

Item 3.           Legal Proceedings.......................................................................     24

Item 4.           Submission of Matters to a Vote of Security Holders.....................................     24


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters................................     25

Item 6.           Management's Discussion and Analysis or Plan of Operation...............................     26

Item 7.           Financial Statements....................................................................     30

Item 8.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure....................................................................     54


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                  16(a) of the Exchange Act...............................................................     54

Item 10.          Executive Compensation..................................................................     54

Item 11.          Security Ownership of Certain Beneficial Owners and Management..........................     54

Item 12.          Certain Relationships and Related Transactions..........................................     54

Item 13.          Exhibits and Reports on Form 8-K........................................................     54


Signatures................................................................................................     57



NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 26A of the Securities Act of 1933, as amended. The words "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in "Description of Business - Risk Factors." The Company undertakes no obligation to publicly update or revise any forward-looking statements.

                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS.

INTRODUCTION

         Superconductive Components, Inc. ("SCI" or the "Company"), an Ohio corporation, was incorporated on May 29, 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive ("HTS") materials. HTS materials are complex metal oxides - ceramics - of certain stoichiometries (chemical mixture ratios) which exhibit superconducting phenomena when cooled to at least -196(degree) Centigrade. These complex metal oxides are identified as members of the Perovskite family of ceramic materials. Perovskites are a large family of crystalline ceramics that derive their name from the perovskite mineral. The perovskite minerals are the most abundant minerals on earth and have approximately a 2:3 metal-to-oxygen ratio. Copper-oxide superconductors are layered perovskites.

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



                   SPONSOR                 PROGRAM TYPE           AWARD         START DATE     END DATE

         National Aeronautics and          SBIR Phase II        $  585,000        4/1/99        3/31/01
           Space Administration

         National Science Foundation       SBIR Phase II        $  399,000        9/1/99        8/31/01

         National Science                  SBIR Phase II        $  300,000        9/1/01        8/31/02
           Foundation

         National Science Foundation       STTR Phase I         $  100,000        7/1/99        6/30/00

         National Science Foundation       SBIR Phase I         $  100,000        1/1/01        6/31/01

         Cambridge Research and            Private Contract     $   25,000        9/1/99       12/31/00
           Instrumentation

         Ceramphysics, Inc.                Private Contract     $   20,500        9/1/99       12/31/00

                               TOTAL:                           $1,529,500




The Company intends to continue to seek such funding because this funding maintains and expands the technical understanding within the Company.

         With the exception of processes and devices being developed under federal or private research grants (which are discussed more fully in "The SCI Division - Sponsored Product Development Programs within the SCI Division"), the Company's products are fully developed and currently are being sold in the marketplace. The Company supplies materials to customers who are engaged in product or process development themselves, but such customers purchase the Company's products based on clear specifications for a fixed price.

         The Company currently does not have any export restrictions on foreign sales of its products.

         As of December 31, 2001, the total amount of accumulated deficit the Company has generated since its inception in 1987 was $5,600,395.

BACKGROUND OF SUPERCONDUCTIVITY AND ADVANTAGES OF HIGH TEMPERATURE SUPERCONDUCTIVITY

         A superconductor is an element, inert-metallic alloy, or compound that will conduct electricity without resistance when cooled below a certain critical temperature. For the types of superconductors that the Company manufactures, this critical temperature is -196(degree) Centigrade. This phenomenon was discovered in 1911 in the metal Mercury when it was cooled with liquid Helium to -273(degree) Centigrade. This cooling enables the material to carry electrical currents without loss of energy and, due to the increased current the metals can carry, be used to generate very large magnetic fields. Scientists realized that the phenomenon of superconductivity raised the possibility of less expensive electrical generation and transmission, powerful magnets and levitation. In the past, the only way to achieve this phenomenon was to submerge the metals in liquid Helium. Because of Helium's inherent instability in liquid form and cost issues, the well-known use of superconductors in commercial applications was impractical. These metals, now known as Low Temperature Superconductors ("LTS"), are superconductive at temperatures from absolute zero up to as high as 23(degree) Kelvin.

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

         With the discovery of new ceramic compounds in 1986, superconductivity can now be accomplished at higher temperatures by using liquid Nitrogen for cooling. The boiling point of Liquid Nitrogen is 77(degree) K, which is equivalent to -196(degree) C. These new ceramics bring superconductivity into the realm of the practical since liquid Nitrogen is inexpensive, stable, long-lasting, and the largest component in our atmosphere and environmentally friendly. These materials are known as HTS materials.

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

         The problem of system-wide cooling is being addressed by several of the Company's customers and others. While this problem must be solved for the success of large area applications, such as power transmission lines, high performance applications such as superconductive magnets for medical applications have been widely demonstrated.

         The required use of liquid Helium has made widespread applications of LTS superconductors impractical in many applications. The higher operating temperatures of HTS superconductors have reduced the operating costs for HTS products since the required liquid Nitrogen is inexpensive and readily available. However, the HTS material itself, as a ceramic, is more difficult to form into products than the metallic LTS materials. For example, with wire and cables, the HTS material requires considerably more processing steps and possibly a higher degree of processing precision in order to manufacture a useful product. In many respects these processes are still in development by the Company's customers and others.

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

         Subsequently, the Company began to develop other forms of HTS materials. A broad commercial market for products using HTS superconducting materials has not yet developed, although small niche markets have emerged for some products. In the second half of 1989, the Company began to focus on the market for superconducting thin-film materials, made from the Company's sputtering targets. A sputtering target is a pressed and sintered ceramic pellet which has been sized to fit into a special coating device called a sputtering system.

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

         The Company's HTS products are produced and marketed by its SCI Division. Additionally, the Target Materials, Inc. ("TMI") Division of the Company is marketing some of the non-superconducting products that the Company has developed. The Company established the TMI Division in 1992 and began to market sputtering targets of materials other than superconductors for thin film deposition. This division is located within the headquarters of the Company in Columbus, Ohio and shares facilities and staff with the SCI Division. For additional information, see "The TMI Division."

         The Company segmented into two divisions to pursue areas of mixed metal oxide development in Advanced Ceramics applications under SCI and TMI to build markets in sales for thin film materials. However, new applications for advanced mixed metal oxide materials are often sold into thin film applications. The SCI and TMI divisions require the same manufacturing equipment for significant portions of each business. It is management's opinion that a single streamlined company will benefit in the following areas: manufacturing efficiencies and manufacturing cost containment; improved sales through the merging of the strengths of the two material businesses; and improvements in quality through increased availability of analytical equipment and personnel.

         The following chart summarizes the annual revenues and percentage of total consolidated sales for the fiscal years ended December 31, 1999, 2000, and 2001 respectively, for each class of products that the Company produces.



                                              12/31/99                 12/31/00                  12/31/01
                                              --------                 --------                  --------

                                       Annual      % of Total   Annual      % of Total    Annual      % of Total
PRODUCT CLASS                          Revenue       Sales      Revenue        Sales      Revenue        Sales
-------------                          -------       -----      -------        -----      -------        -----

Superconductive Powders              $  107,277       4.01%    $   47,886       1.49%        46,408       1.27%

Nonsuperconductive Powders               18,003       0.67%        24,698       0.77%        39,644       1.08%

Superconductive Targets                  85,386       3.19%        55,981       1.75%        72,752       1.99%

Nonsuperconductive Targets(1)         1,079,133      40.29%     1,340,411      41.82%     1,454,454      39.70%

Buy & Resell(2)                         552,663      20.63%       781,377      24.38%       845,814      23.09%

Bonding and Backing Plates(3)           163,200       6.09%       210,474       6.57%       313,490       8.56%

Demonstration Kits                       15,141       0.57%        20,961       0.65%        22,206       0.60%

Levitators                               11,245       0.42%        26,000       0.81%        14,628       0.40%

Contract Research                       425,153      15.87%       525,566      16.40%       415,141      11.33%

Other(4)                                221,161       8.26%       171,809       5.36%       438,951      11.98%
                                     ----------                ----------                ----------

                                     $2,678,362                $3,205,163                $3,663,488
                                     ==========                ==========                ==========


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

         The total market for non-superconducting metal, metal alloy and simple ceramic targets for the thin film industry is estimated at $720 million globally based on a Business Communications Company ("BCC") report dated August 26, 1999. The Company, through its TMI Division, also embarked on a program to move selected products developed for research and development applications into production applications. Through continuing relationships with equipment manufacturers and potential customers, TMI is able to compete in the production markets with existing products both on a technical and price basis. There are new materials being continuously investigated, and these new ceramics and metal alloys sometimes develop rapidly into significant markets. The Company believes that it has positioned itself well in the marketplace to move quickly as these materials move from research and development into production usage. In 2001, approximately 79% of the Company's target shipments were classified by the Company as production, and 21% were classified as research and development. This is a marked change from 100% classification as research and development shipments in 1995. The Company's objective has been to achieve and maintain an 80% to 20% ratio of production to research and development shipments.

         The Company has continually added production processes and testing equipment for the many product compositions that can be used as sputtering targets. The TMI Division standard products, as listed in its catalogue, now include nearly 200 items of ceramic materials and metals and alloys available in various sizes and shapes. TMI shipments were 68.7% of total Company revenues in 2001.

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

Superconducting Products

         High Temperature Superconductive Powders. HTS powders are the building blocks for most applications of high temperature superconductivity. The Company offers a wide variety of HTS powders. Powders are manufactured using conventional solid state and wet chemistry, as well as proprietary processes developed or licensed by the Company. Wet chemistry refers to a mixing technique using liquid precursors from the Company's processes which utilize dry blending of chemical precursors. Superconducting powders represented approximately 1.3% of Company revenues in 2001, 1.5% in 2000, and 4.0% in 1999. The Company's HTS powder production is also used internally to make Levitators(R), HTS sputtering targets and other ceramic components.

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

         Superconducting Sputtering Targets. The Company converts its powders into dense, precisely machined ceramic components which are used as sputtering targets by its customers for the manufacture of superconductive thin films. These thin films can then be etched in patterns to produce electrical devices such as superconductive quantum interference devices that are extremely sensitive to small electric and magnet fields, such as brain waves, a passing submarine, or certain electric and magnetic signatures of ore or oil deposits. This market was 0.2% of Company revenues in 2001, 1.7% in 2000 and 3.2% in 1999.

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

         The "next generation" of HTS wires and cables is expected to be based on a structure called a "coated conductor." In this case the conductor, YBCO, is deposited using a thin film technique onto a metal tape or foil which has been modified so that the area receiving the superconductor is specifically aligned or "textured" to promote optimal performance of the coating. Thin film deposition is a method of fabricating ceramic superconductors to more precisely control the growth of the crystalline structure to eliminate grain boundaries and achieve a desired T(c). The deposition of the YBCO conductor is being pursued in the United States and Japan by use of the Company's sputtering targets. While this application is expected to take several years to develop, for now it enables the Company to participate in near term applications of HTS wire through its Bismuth, Strontium, Calcium, Copper and Oxygen ("BSCCO") materials, and future requirements through its YBCO ceramic components.

         "Levitators(R)." The Company has a non-exclusive license from Argonne National Laboratories for producing seeded and melt textured YBCO large single domains for which the Company has been issued the trademark "Levitators(R)." In a typical melt processing method, YBCO is heated above its peritectic point where it melts incongruently into Y(2)BaCuO(5) and a Ba- and Cu- rich liquid. The semi-solid melt is cooled slowly to obtain aligned grains of YBCO or domains. In order to achieve high levitation forces, large domain size and high critical current density ("J(c,)") are desirable. One way to increase the domain size is by initiating grain growth by using a seed crystal. In the presence of a favorable temperature gradient, the seed not only ensures a single nucleation site but also permits controlled orientation of the grains. The seeding technique along with a controlled temperature gradient enable growth of YBCO domains as large as that of the sample size.

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

         The United States electric power industry is scheduled for deregulation in the near future. This could force competition to occur between power providers well beyond their current regional boundaries. Commonwealth Edison, which purchased the Company's LDLs in 1996, at that time supplied approximately 5% of the electrical power used in the United States. Officials at the utility have advised the Company that they view the development of the FFES system as a key component of their competitive strategy. Other utilities may also use these systems in their competitive strategies. There are also programs to develop similar energy storage devices in Japan, the United Kingdom, Korea and Germany. Currently Boeing Corporation, which is one of the Company's competitors, is developing a competitive FFES system that uses HTS materials as an enabling component of the bearing system.

         Superconducting Accessories. The Company provides certain accessory superconducting products that are needed, in addition to the Company's core HTS materials, to support its customers' research or manufacturing programs. The Company does not manufacture accessory superconducting products, but rather it purchases such products for resale to the Company's customers.

         Demonstration Kits, Instrumentation Accessories for Superconductivity Education. Demonstration kits were the first products sold by the Company in significant volume. Packaged for the educational community, the Company continues to manufacture a family of laboratory demonstration kits designed to exhibit the key features of perfect conduction, diamagnetism and flux trapping that are unique to HTS materials. These kits are marketed directly by the Company and also through a network of educational product distributors which include Edmund Scientific, Arbor Scientific, Beckly Cardy and others. The instrumentation and accessories offered by the Company include a wide range of discs, dies, rare earth magnets, vacuum jars, box furnaces, digital volt meters, dewars and flasks, and related items. These combined categories represented approximately 0.6% of Company revenues in 2001, 0.7% in 2000 and 0.6% in 1999.

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

         Engineered ceramic powders were 1.1% of Company revenues in 2001, 0.8% in 2000, and 0.7% in 1999.

         Ceramic Sputtering Targets. The Company has adapted its proprietary ceramic powder densification processes to manufacture a variety of sputtering targets from its line of electronic ceramic powders. The energy storage and optical industries are working to utilize the unique properties of electronic ceramics to enhance the performance or reduce the cost of their products.

         Sputtering targets composed of complex ceramic oxides for applications such as non-volatile memory, thin film capacitors, thin film electrodes, and transparent electronic conductors are an emerging product line for the SCI Division, comprising 10.2% of the revenues in 2001, 10.2% in 2000 and 5.9% in 1999. The hope of the Company is that materials developed to supply customers' research requirements will grow into large scale production orders with the commercial success of the next generation of thin-film-based electronic devices. The Company has certain proprietary knowledge and trade secrets related to the manufacturing of these non-superconductive ceramic oxide sputtering targets.

Sensors

         The sensors are no longer a material part of the business. A proposal to the National Science Foundation was not awarded to the Company.

Strategic Alliances, Major Suppliers and Customers

         The Company attempts to do most development work in the SCI Division in cooperation with partners who will ultimately consume, or may serve as a channel to market, the Company's products and technology. In this way, the Company remains focused on providing value-added materials solutions for a range of commercial applications. No customer accounted for more than 10% of total revenues.

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

         Principle suppliers to the SCI Division in 2001 were MTI Corp., Romex, and Sputtering Materials Inc. In every case, the Company believes that suitable substitute vendors could be found. Also, as the Company's volume grows, the Company may make alliances or purchasing contracts with these or other vendors.


Research and Development

         The Company focuses its research and development efforts in areas that build on its expertise in multi-component ceramic oxides. These efforts currently include optimization and scale up efforts for BSCCO 2-2-1-2 powders sponsored by the National Science Foundation, large and specially formulated YBCO discs and rotation/levitation apparatus for gravity modification research sponsored by NASA.

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

Sponsored Product Development Programs within the SCI Division

         The Company has a number of research programs, including two Phase II SBIRs that are sponsored by government agencies. These programs are being conducted within the SCI Division. These programs are all believed to have significant commercial potential if the respective technologies can be fully developed. The research program sponsored by NASA involved various experiments to determine the proper composition and crystal structure of a specialized ceramic material which, when used in conjunction with a superconductive YBCO layer, and the assembly is both cooled and rotated at high speeds, may shield the effects of gravity. Another research program sponsored by the National Science Foundation as a Phase II SBIR involves the automation of the chemical precipitation and also the scale up and automation of the low pressure calcination process for the Company's BSCCO 2-2-1-2 superconductor powder. Experiments are being performed to determine the reliability of the automated process, and the effects of the larger batch size on quality in the calcination step. The Company's subcontractor, Oxford Superconducting Technologies, was also using selected powder samples to make multi-filament superconductive wire and also developing a process for the continuous heat treatment of long lengths of HTS wire. The Phase I STTR program, also sponsored by NSF, included experiments using various combinations of the Company's ceramic substrates and powders to determine which pairing showed the most sensitivity to NOx gases at temperatures in the range of 700-1000(degree) C. SBIRs and sponsored research and development contracts accounted for 11.3% of the Company revenues in 2001, 16.4% in 2000, and 15.9% in 1999.

         Several public and privately funded programs currently support continued product, process and component development within the SCI Division.

         Sponsored programs include:

         o National Aeronautics and Space Administration ("NASA"), beginning on April 1, 1999, funded a Phase II SBIR for a $580,000 program over two years to demonstrate the feasibility of manufacturing a large, bi-layered superconductive toroid (ring) and related levitation/rotation system for gravity modification experiment in cooperation with Argonne National Laboratories and Wright State University. The Company's share for in-house work on this project was $310,000 over two years. We were given a one year, "no cost" extension on the contract. The extension will expire in May 2002.

         o The National Science Foundation ("NSF"), beginning on September 1, 1999, funded a Phase II SBIR program over two years for $400,000 for advanced manufacturing of BSCCO superconductive powders for low cost, continuous HTS wire fabrication, with partner Intermagnetics General Corporation, Advanced Superconductor Division. Pursuant to the terms of an award letter from NSF dated August 26, 1999, the Company's share of this funding was $200,000 over two years. The grant is subject to the NSF SBIR Phase II grant general conditions and to the NSF SBIR/STTR Phase I Program Solicitation and Phase II Instructions. These conditions require, among other things, that the Company submit semiannual progress reports and a final report to NSF as a condition to payment of the award amounts. The Company may subcontract portions of the work to be performed under the grant, although the Company itself must perform at least one-half of the research and analytical effort. The Company may retain rights in technical data developed under the grant, except that the U.S. federal government will have the right to use such data for government purposes. The Company may also retain all rights, title and interest in any patentable invention or discovery conceived or reduced to practice in performance of work under the grant, provided that it discloses the invention or discovery to NSF, notifies NSF in writing of its intent to retain title to the invention or discovery, and takes appropriate action under applicable U.S. federal patent laws. If the Company fails to follow these procedures, it may lose title and rights to the invention or discovery to the U.S. federal government. The contract was extended for an additional twelve months of research. The contract was originally planned to finalize in August 2001. However, with the generous extension by NSF, based on a competitive review our progress in the first two phases of the SBIR program, we were awarded $300,000. This program will expire on August 31, 2002.

         o NSF, beginning on July 1, 1999, funded a Phase I Small Business Technology Transfer Program ("STTR") for $100,000 for the development and technology transfer of a sensor for oxides of Nitrogen gas to be used in harsh environments, i.e. an automobile exhaust stream, with the Center for Industrial Sensors and Measurement at The Ohio State University as a partner. Pursuant to the terms of an award letter from NSF dated June 25, 1999, the grant is a fixed amount grant. The Company's in-house share of this funding is $50,000. This program expired on June 30, 2000, although work continues on the device in preparation of a Phase II grant application, which was submitted in February 2002.

         o NSF, beginning on January 1, 2001, funded a Phase I SBIR for $100,000 for a project entitled "New Coordination Complexes for the Synthesis of Nanocrystalline SrRuO3," with Oklahoma State University as a partner. Pursuant to the terms of an award letter from NSF dated November 27, 2000, the grant is a fixed amount grant that expired on June 30, 2001. The Company was required to file a Phase I Final Report within 15 days of the date the grant expired. The grant is subject to the NSF SBIR/STTR Programs FY-2000 and Phase I Grant General Conditions, which required, among other things, that the Company timely submit the final report to NSF to receive full payment of the grant. The Company could subcontract portions of the work to be performed under the grant, although it was required to perform at least two-thirds of the research and analytical effort itself. The Company may retain rights in technical data developed under the grant, except that the U.S. federal government will have the right to use such data for government purposes. The Company may also retain all rights, title and interest in any patentable invention or discovery conceived or reduced to practice in performance of work under the grant, provided that it discloses the invention or discovery to NSF, notifies NSF in writing of its intent to retain title to the invention or discovery, and takes appropriate action under applicable U.S. federal patent laws. If the Company fails to follow these procedures, it may lose title and rights to the invention to the U.S. federal government.

         All of the sponsored research and development contracts can be cancelled at the sponsor's option, with accrued costs being paid. The Company currently had $59,976 of funding from government sponsored research and development programs that could be cancelled at any time.

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

Marketing and Sales

         The SCI Division markets its products by direct sale in the United States. Most of the Division's orders are in response to requests for quotations. The SCI Division distributes a catalogue of its products, exhibits at the several relevant tradeshows, and engages in direct mailings. The Company also has an operating website at www.superconductivecomp.com. The Company intends to intensify its marketing efforts in the future.

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

         The Company has sold HTS products to customers in 42 countries worldwide. The total number of customers served by the Company was 269 in 2001, 235 in 2000, and 185 in 1999.

         No single customer accounts for more than 10.0% of total SCI Division sales.

Production Capacity

         The SCI Division has a current HTS powder production capacity of approximately 700 kilograms per year, but is expected to increase to 1,000 kilograms per year in the year 2002. The Company was able to maintain its production capacity in the year 2001 to keep pace with customer demand. The cost of this expansion was supported by grants from NSF and by additional investment in equipment by the Company. Currently, the Company is on track to meet future demand. Generally, the Company has not had instances where it was unable to meet demand, although delivery times have been extended by a few weeks in some cases without any loss of sales. Increasingly, however, the customers of the SCI Division are inquiring about the production capacity of the Company for their future production requirements. Based on this experience and occasional loss of customers to larger competitors, management views the expansion of HTS capacity in the SCI Division as a primary objective in the near future.

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

         The amount of rejected product during internal processing was 0.8% of revenues in 2001, 1.5% in 2000 and 4.5% in 1999. Customer returns of SCI Division products were 0.7% of revenues in 2001, 1.5% in 2000 and 0.1% in 1999.

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

         The Company has applied and received from the United States Patent and Trademark Office patent #6,258,754 dated July 10, 2001 for a new process to join two individual strongly linked super-conductors utilizing a melt processing technique. This patent will expire July 15, 2018.

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

         The Company's patent attorneys are Standley and Gilcrest of Columbus, Ohio and Hudak and Shunk of Akron, Ohio. Ms. Laura Shunk, a partner in that firm, is the daughter of Dr. Edward R. Funk, Chairman of the Board of Directors of the Company.

         Trademarks. The Company has a federally registered trademark on the word "Levitator(R)," which is used to describe the SCI Division's line of large domain YBCO seeded and melt-textured monoliths.

         Non-Exclusive Licenses. The Company has the following non-exclusive licenses:

         o Sandia National Laboratories - Sandia Chemical Prep Process for line YBCO superconductive powders, license #95-000131, based on U.S. patent #4,839,339, dated June 13, 1989. The Company's license to use this patent is governed by the terms of a Nonexclusive License Agreement between the Company and Sandia Corporation, which operates Sandia National Laboratories, effective February 26, 1996. Pursuant to this Agreement, the Company has a non-transferable, non-exclusive right and license to make, sell, lease and transfer products that are operated under any claim of Sandia patent rights for patent # 4,439,339. In exchange therefore, and in addition to an initial fee paid on the effective date of the Agreement, the Company currently pays Sandia a royalty equal to 5% of the net sales price of the licensed product sold, leased or transferred. The Nonexclusive License Agreement is effective until the earliest to occur of: (1) January 1, 2015, (2) expiration of the subject patent rights, or (3) a default by the Company on a royalty payment or other breach by the Company of the Agreement that is not cured within 60 days after written notice from Sandia of such default. Sandia may also terminate the Agreement upon the Company's dissolution, insolvency, bankruptcy, or similar event.

         o Argonne National Laboratory Low Pressure Calcination process for low Carbon HTS material. License # ANL-IN-89-030, based on U.S. patent #5,086,034. This license is subject to the terms of a Nonexclusive License Agreement between the Company and The University of Chicago as operator of Argonne National Laboratory, effective as of October 12, 1995. Pursuant to this Agreement, the Company has a nonexclusive license to use U.S. patent #5,086,034 and all extensions thereof in the processing of HTS powders. In exchange therefore, and in addition to an initial non-refundable license fee, the Company currently pays a royalty equal to 1.25% of its gross sales of products made within the scope of any claim of the subject patent. The Agreement is effective for as long as the patent is effective, except that the Company may terminate at any time, with or without cause, upon written notice to the University, and the University may terminate if the Company has breached a material term of the Agreement and has failed to cure the same within 90 days of receiving written notice of such breach from the University. The Company may assign the Agreement only with the University's consent, which the University may not unreasonably withhold.

         o Argonne National Laboratory Levitator Package. Licenses # ANL-IN-93-008, ANL-IN-93-130, ANL-IN-93-134 based on U.S. patents #5,504,060 (Method of Harvesting Rare Earth Barium Copper Oxide Single Crystals), #5,549,748 (Method of Harvesting Single Crystals from a Peritectic Melt), and #5776,864 (Large Domain 123 Material Produced by Seeding with Single Crystal Rare Earth Barium Copper Oxide Single Crystals). This license is subject to the terms of a Nonexclusive License Agreement between the Company and The University of Chicago as operator of the Argonne National Laboratory, effective as of October 12, 1995. Pursuant to this Agreement, the Company has a nonexclusive license to use the foregoing patents in levitator materials and seeds for inducing phase control in levitator materials during melt processing. In exchange therefore, and in addition to non-refundable license fees already paid, the Company currently pays a royalty equal to 5.0% of its gross sales of products made within the scope of any claim of the subject patents. The Agreement is effective for as long as the patents are effective, except that the Company may terminate at any time, with or without cause, upon written notice to the University, and the University may terminate if the Company has breached a material term of the Agreement and has failed to cure the same within 90 days of receiving written notice of such breach from the University. The Company may assign the Agreement only with the University's consent, which the University may not unreasonably withhold.

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

         Licensed Powder Processing Technologies. The processes used by the Company to manufacture high temperature ceramic (superconductive) powder were invented at various national research laboratories operated by the Department of Energy. The Company has licensed these processes from the Department of Energy, which gives the Company the legal right to practice the technology in exchange for a small royalty on sales. The powders are then used to make pressed shapes which can become sputtering targets or Levitators(R) or they can be sold without further processing to customers who will combine them with other materials to make superconductive products.

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

         A Business Communications, Inc. Report, dated August 26, 1999, summarizes sputtering target consumption as follows:

                     SPUTTERED FILMS AND SPUTTERING TARGETS


         -------------------------------------------------------------------------------------
                                                                                        AAGR*
         WORLD MARKET                                         1999          2004        (%)
                                                              EST'D         EST'D       EST'D
         -------------------------------------------------------------------------------------

         Total film area (in millions of meters squared)      363            764         16.0
         Target consumption (in millions of kilograms)        2.9            3.9          6.0
         Target consumption (in millions of pounds)           6.4            8.5          6.0
         Approx. target units consumed (in thousands)         374            510          6.4
         Value of material consumed (in millions of dollars)  720           1100          8.8


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

TMI Division Products

         Sputtering Targets. The Company has chosen to focus on production applications in industries other than the semi-conductor industry. Thus, the focus of the Company is on the use of sputtering targets in industrial applications. Sputtering targets are offered in an extensive line of materials, including most ceramic materials and various metals and alloys. Customers in the solar panel, tool coating, decorative coating, electronic, optical and research industries use these targets. Non-superconducting targets (including buy/resell targets, buy/resell of precious metals, and other miscellaneous items) represented approximately 68.7% of Company revenues in 2001, 66.2% in 2000, and 60.9% in 1999. In addition to the TMI Division, the SCI Division of the Company also makes and markets sputtering targets. The SCI Division sputtering targets, however, are made of more complex ceramics which require specialized processing.

         Bonding and Backing Plates. Bonding is the process of adhering a sputtering target to a backing plate to prepare the target for use in the physical vapor deposition process. Physical vapor deposition processes are coating techniques that deposit thin metal, ceramic or other materials onto a substrate, and include sputtering, laser ablation, evaporation, and ion beam deposition. The Company offers bonding on its own, or customer supplied, backing plates with metallic solder or silver epoxy. High purity copper backing plates can also be used in thicknesses ranging from .125" to 1" with widths from 1" to 12" and rectangles to 72" long. Bonding services generated approximately 8.6% of Company revenues in 2001, 6.6% in 2000 and 6.1% in 1999. In earlier years, TMI had the bonding done through an outside source.

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

         Although TMI's objective is to achieve an 80.0% to 20.0% ratio of shipments for production to research and development, at this time, the ratio is approximately 70.0% production to 30.0% research and development. Obtaining production business requires submitting samples, meeting the customer specifications, and developing the confidence of the customer for reliability and reproducibility. Management believes that the needs of its customers generally progress from research and development quantities to pilot production to full scale production. The length of time this cycle requires varies widely. The TMI Division now has the equipment and capacity to supply production quantities to customers who have moved out of the development phase to the production of any new product. Management believes that it will be able to capture a larger portion of production type orders in the future from these customers based on on-going sales and marketing programs and long-term relationships that have been developed with current and prospective customers.

Marketing and Sales

         The TMI Division markets and sells its products worldwide, concentrating on the research and development and industrial production markets. Domestic sales account for approximately 83% of the Company's sales, compared to 17% export sales. All sales are conducted in United States dollars.

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

         The Company does not manufacture sputtering targets made from gold, platinum, palladium or other materials considered in the market as precious metals. As a service to its customers who require such materials, TMI buys finished targets from one of several suppliers and resells these targets. The approximate percent of the Company's overall revenues consisting of precious metals was 8.6% in 2001, 10.9% in 2000 and 7.9% in 1999. The Company sells precious metals on a net-10 day basis, while all other sales are net-30 days.

         Principle suppliers to the TMI Division in 2001 were Achemetal, Williams Advanced and Lattice. In every case, the Company believes that suitable substitute vendors could be found. The Company buys primarily based on quality, price and delivery to its specifications.

         TMI Division has one customer that accounts for more than 10.0% of the total TMI revenue in 2001.

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

         The quality control efforts have included preparation for certification for ISO 9000, the international standard of quality performance, as well as investment in training of personnel, preparation of specifications, purchasing and installation of equipment, purchasing of software, on-going calibration and maintenance of advanced measuring and composition analysis equipment. These efforts have produced a significant improvement in the product produced by the Company. Total returns were 5.5% in 2001, 2.2% in 2000 and 1.7% in 1999. The increase in 2001 was due to a temporary equipment problem, which has since been resolved. The Company has not requested the required examination by the controlling authorities for ISO 9000 and does not plan to do so in fiscal year 2002.

EMPLOYEES

         The Company currently has 22 full-time and 2 part-time employees. Three of the Company's employees have a Ph.D. in Chemistry or Materials Science. Ten employees work primarily for the TMI Division of the Company, while the remainder work primarily for the SCI Division. In the case of shared employees, charges are assigned in accordance with the ratio of shipped dollars.

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

COLLECTIONS AND WRITE-OFFS

         The Company collected its receivables in an average of 37 days in 2001. The Company has occasionally been forced to write-off a few small invoices as uncollectible. The Company considers credit management critical to its success.

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

WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES IN THE PAST AND MAY CONTINUE TO DO SO IN THE FUTURE.

         We commenced business in May of 1987. Our accumulated deficit since inception was $5,600,395 at December 31, 2001.

         We have financed the losses primarily from: (i) several private offerings of debt and equity securities; (ii) additional investments and loans by our major shareholders; and (iii) a private offering of common stock and warrants to purchase common stock in October 2000. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations.


WE HAVE LIMITED MARKETING AND SALES CAPABILITIES.

         To successfully market our products, we must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services. Our failure to develop these capabilities or obtain third-party agreements could adversely affect us.

OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN KEY MANAGEMENT PERSONNEL.

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

WE MAY NEED TO SEEK ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY REDUCE THE VALUE OF OUR COMMON STOCK.

         The Company has incurred substantial operating losses prior to 2001, and numerous factors could require that the Company seek additional capital in the future. Unless the Company increases sales in the near future, additional capital may be needed, and there is no assurance that the it will be available or that it will be available on the terms that will not result in substantial dilution or reduction in value of the Company's common stock.

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

GOVERNMENT CONTRACTS MAY BE TERMINATED OR SUSPENDED FOR NONCOMPLIANCE OR OTHER EVENTS BEYOND OUR CONTROL.

         The government may cancel virtually all of our government contracts which are terminable at the option of the government. While we have complied with applicable government rules and regulations and contract provisions in the past, we could fail to comply in the future. Noncompliance with government procurement regulations or contract provisions could result in the termination of government contracts. The termination of our significant government contracts or the adoption of new or modified procurement regulations or practices could adversely affect us.

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

RIGHTS WE HAVE TO PATENTS AND PENDING PATENT APPLICATIONS MAY BE CHALLENGED.

         We have received from the United States Patent and Trademark Office a patent for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method, and have also received a patent for a new process to join two individual strongly linked super-conductors utilizing a melt processing technique. In addition, in the future we may submit additional patent applications covering various aspects of the HTS field. The patent application we filed and patent applications that we may file in the future may not result in patents being issued, and any patents issued may not afford meaningful protection against competitors with similar technology, and may be challenged by third parties. Because U.S. patent applications are maintained in secret until patents are issued, and because publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, we may not be the first creator of inventions covered by issued patents or pending patent applications or the first to file patent applications for such inventions. Moreover, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial costs. Litigation may also be necessary to enforce any patents held by or issued to us or to determine the scope and validity of others' proprietary rights, which could result in substantial costs.

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

THE MARKET FOR OUR COMMON STOCK IS LIMITED, AND AS SUCH OUR SHAREHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES WHEN DESIRED OR AT ATTRACTIVE MARKET PRICES.

         Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices. From April 2000 until September 2001, our common stock traded on the National Quotation Bureau (the "pink sheets"). In September, our stock once again began trading on The Over the Counter Bulletin Board ("OTC Bulletin Board"). Nevertheless, our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchases of our common stock at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on a major stock exchange, such as The New York Stock Exchange or The Nasdaq National Market.

         Additionally, the market prices for securities of superconductive material companies have been volatile throughout the Company's existence. Most of the companies are traded over the counter through the National Quotation Bureau or National Association of Securities Dealers Automated Quotation System. Historical trading characteristics for public companies in this industry include limited market support, low trading volume, and wide spreads (on a percentage basis) between the bid and ask prices. Announcements regarding product developments, technological advances, significant customer orders, and financial results significantly influence per share prices.

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

         As long as the penny stock regulations apply to our common stock, it may be difficult to trade such stock because compliance with the regulations can delay and/or preclude certain trading transactions. Broker-dealers may be discouraged from effecting transactions in our common stock because of the sales practice and disclosure requirements for penny stock. This could adversely effect the liquidity and/or price of our common stock, and impede the sale of our common stock in the secondary market.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's current office and manufacturing facilities are located at 1145 Chesapeake Avenue, Columbus, Ohio, where it occupies about 20,000 square feet. Additional space of 10,000 square feet is currently sub-leased by the Company and can be reclaimed for Company use on three months notice. The Company's lease on the property expires on May 31, 2002, and the Company intends to relocate during 2002. The Company is currently negotiating for a suitable 20,000 square foot manufacturing space.

         The Company is current on all operating lease liabilities.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no known legal proceedings against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

         The Company's common stock currently trades on the OTC Bulletin Board under the symbol "SCCI.OB". From April 2000 until September 2001, however, the Company's common stock traded over the counter through the National Quotation Bureau (a.k.a. - the "pink sheets"). The following table sets forth for the periods indicated the high and low bid quotations for the Company's common stock on the National Quotation Bureau, except for the quarters ended March 31, 2000 and December 31, 2001, which set forth the high and low bid quotations for the Company's common stock as reported on the OTC Bulletin Board.

                                                      HIGH           LOW
                                                      ----           ---

FISCAL 2000

         Quarter ended March 31, 2000                $29.00         $1.50

         Quarter ended June 30, 2000                   5.00          2.00

         Quarter ended September 30, 2000              3.60          1.75

         Quarter ended December 31, 2000               3.75          1.00

FISCAL 2001

         Quarter Ended March 31, 2001                  2.91          1.34

         Quarter Ended June 30, 2001                   1.91          0.60

         Quarter Ended September 30, 2001              1.95          1.08

         Quarter Ended December 31, 2001               1.60          0.80


         The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.

         As discussed above, at the present time, the Company's common stock trades on the OTC Bulletin Board. Based on its trading price, the Company's common stock is considered a "penny stock" for purposes of federal securities laws, and therefore is subject to certain regulations, which are summarized below.

         The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a "penny stock." Specifically, Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on NASD broker-dealers who make a market in a "penny stock." Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share and that is not listed on The Nasdaq SmallCap Stock Market or a major stock exchange. These regulations affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers of the Company's common stock to sell their shares in the secondary market.

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

         As long as the penny stock regulations apply to the Company's stock, it may be difficult to trade such stock because compliance with the regulations can delay and/or preclude certain trading transactions. Broker-dealers may be discouraged from effecting transactions in the Company's stock because of the sales practice and disclosure requirements for penny stock. This could adversely effect the liquidity and/or price of the Company's common stock, and impede the sale of the Company's stock in the secondary market.

HOLDERS OF RECORD

         As of December 31, 2001, there were approximately 734 holders of record of the common stock of the Company and 1,823,256 shares outstanding, and approximately 64 holders of Series B Preferred and one holder of Series A Preferred stock. The Company has come to have approximately 734 registered holders of common stock as a result of various unregistered exempt private offerings of its common stock since the Company's inception in 1987, including issuances of stock options to employees and to members of the Company's board of directors, and subsequent trading of the common stock on the OTC Bulletin Board and over the counter through the National Quotation Bureau. The number of holders of common stock has also increased due to conversions of Series B preferred shares into shares of common stock. There is no public market for the Series A and B preferred shares.

         The Company's 64 Series B Preferred holders acquired their Series B Preferred Stock in a private offering by the Company that was completed in 1996. The total amount of this offering was $700,000. The Company issued the Series B Preferred Shares in reliance on an exemption pursuant to Rule 504 of Regulation D under the Securities Act of 1933, and the offering was registered by qualification in the State of Ohio under Section 1707.09 of the Ohio Revised Code. As of December 31, 2001, there were 99 shares of Series A Preferred outstanding and 25,185 Series B Preferred Shares outstanding.

DIVIDENDS

         The Company has never paid cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future. The Company intends to retain future earnings for use in the business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

In 1992 the Company segmented into two divisions in to pursue areas of mixed metal oxide development in Advanced Ceramics applications under SCI and TMI to build markets in sales for thin film materials. The SCI and TMI divisions require the same manufacturing equipment for significant portions of each business. The Company has, in the past, reported financial results in terms of TMI and SCI segments. It is management's opinion that a single streamlined company will benefit in the following areas: manufacturing efficiencies and manufacturing cost containment; improved sales through the merging of the strengths of the two material businesses; and improvements in quality through increased availability of analytical equipment and personnel. Thus, the Company will no longer report financial results separate for the two divisions beginning in 2002.

RESULTS OF OPERATIONS

Critical Accounting Policies

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and inventory allowances. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.

         To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $5,600,395 from inception to December 31, 2001.

Fiscal Year 2001 As Compared to Fiscal Year 2000

         Revenues

         Revenues in fiscal 2001 increased by 14.3% to $3,663,488 from the fiscal 2000 level of $3,205,163. Contract research revenue in fiscal 2001 was $415,141 compared to $525,566 in fiscal 2000, a decrease of 21.0%.

         TMI Division sales increased to $2,518,458 in 2001 from $2,069,895 in 2000 or an increase of 21.7%. SCI Division sales for product sales increased to $729,890 from $609,702 or an increase of 19.7%. Increase in sales is credited to increased sales of existing customers, efforts by management to expand into additional markets creating new customers and the continued growth in the ceramic sputtering target business.

         In 2001, total contract research revenues were $415,141 as compared to $525,566 in 2000. Government development contract revenue was $402,462, or 11.0% of total revenues in 2001 and $494,373 or 15.4% of total revenues in 2000. The research contract for NASA has been extended due to a no-charge one year extension granted by the government. The Company was awarded a $100,000 Small Business Innovation Research Phase I grant from the National Science Foundation in January 2001. The purpose of this grant was to develop a novel method for making ultra-fine particles of phase pure (nanocrystalline) strontium ruthenate (SrRuO3) utilizing new coordination compounds. The initial grant ended in third quarter 2001.

         During third quarter 2001 the Company was awarded an extension to a Phase II Small Business Innovation Research grant for $300,000 from the National Science Foundation. This award is to develop an advanced method to manufacture continuous reacted lengths of High Tc Superconductor: Bismuth Strontium Calcium Copper Oxide - 2212 Wire. This contract generated $115,385 in revenues in the third and fourth quarters of this year. National Science Foundation was the Company's largest contract customer, accounting for 9.1% and 7.2% of the Company's revenues in fiscal 2001 and 2000, respectively. Significant loss of government funding would have a material adverse effect on the Company's financial condition and results of operations.

         Gross Margin

         Total gross margin in 2001 was $1,199,998 or 32.8% of total revenue as compared to $771,745 or 24.1% in 2000.

         Gross margin on sales revenue for the TMI Division was 37.2% in 2001 versus 27.5% in 2000. The improvement in gross margin is due primarily to increased sales and better utilization of production capacity.

         Gross margin on sales revenue for the SCI Division product sales was 25.9% for 2001 compared to 16.5% in 2000. The change is due to a change in product mix driven by an increase in sales of ceramic targets.

         Gross margins on the Company's products vary widely and are impacted from period to period by sales mix and utilization of production capacity. The gross margin on the contract research is generally lower than the other products. The Company expects that gross margins will improve as sales grow.

         Inventory reserves are established for obsolete inventory and excess inventory quantities based on management's estimate of net realizable value. Changes in this reserve are expensed to cost of goods sold or reduce inventory and approximated $23,211 and $122,500 for the years ended December 31, 2001, and 2000, respectively. Management deems the inventory reserve, after its assessment of obsolete inventory, at December 31, 2001,of $37,789 to be adequate for excess inventory and a lower of cost-or-market analysis.

         Gross margin on contract research revenue reported in the SCI Division in segment reporting was 17.7% for 2001 compared to 31.1% for 2000. The decrease in gross margin on contract research revenue was due primarily to a $100,000 credit obtained from a third party subcontractor in 2000 which resulted in the higher margins.

         Selling Expense

         Selling expense in fiscal 2001 decreased to $233,570 from $309,969 in fiscal 2000, a decrease of $76,399, or 24.6%. This decrease is primarily a result of a reduction in staff and a reassignment of sales personnel to General and Administrative expenses in 2001.

         General and Administrative Expense

         General and Administrative expense in fiscal 2001 increased to $898,622, from $560,653 in fiscal 2000, an increase of $337,969, or 60.3%. The increase in these costs related to the expansion of the Company infrastructure. Legal and accounting expenses increased $63,141 from fiscal 2000 and were related to the audit of financial statements and preparation for regulatory filings. The reassignment of sales personnel also contributed to the increase.

         Research and Development Expenses

         Internal research and development costs are expensed as incurred. Research and development costs, including testing, for 2001 were $48,915 compared to $17,623 in 2000. Internal research and development costs increased due to additions to staff.

         Interest Expense.

         Interest expense was $22,935, or 0.6% of Company revenues in fiscal 2001, down 60.4% from $57,901 in fiscal 2000. There were no borrowings on a bank line of credit in 2001.

INCOME (LOSS) APPLICABLE TO COMMON SHARES

         Net income (loss) per common share based on the income (loss) applicable to common shares was $0.00 and $(0.15) per common share for the years ended December 31, 2001 and 2000, respectively. The income (loss) applicable to common shares includes the net income (loss) from operations, Series A and B preferred stock dividends and the accretion of Series A and B preferred stock. The net income (loss) per common share from operations was $0.03 and $(0.10), for the years ended December 31, 2001 and 2000, respectively. The difference between the net income (loss) from operations and the income (loss) applicable to common shares of $(0.03) and $(0.05), respectively, is a result of the preferred position that the preferred shareholders have in comparison to the common shareholders.

         Dividends on the Series A and B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series A preferred stock totaled $9,900 and $8,668 for the years ended December 31, 2001 and 2000, respectively. Dividends on the Series B preferred stock totaled $27,542 and $76,637, for the years ended December 31, 2001 and 2000, respectively.

         The accretion of Series A preferred stock represents issue costs of $70,277 that were netted against the proceeds of Series A preferred stock. The issue costs are being amortized on a straight-line basis over the payout period of seven years to loss applicable to common shares and additional paid-in capital. The annual accretion totaled $13,618 and $11,713 for the years ended December 31, 2001 and 2000, respectively.

         The Series B preferred stock accretion represents a discount of $5.00 per share at the time of issuance of these shares. The original discount totaled $350,000. The discount is being accreted to gain (loss) applicable to common shares and additional paid-in capital through the period that the Series B preferred stock can be converted to common stock which is after the third anniversary. The discount was fully amortized at December 31, 1998.

LIQUIDITY AND WORKING CAPITAL

         At December 31, 2001, working capital was $691,403 compared to $760,595 at December 31, 2000. The decrease in working capital of $69,192 was due mainly to the reduction in cash used to purchase production equipment. The Company provided (used) cash from operations for the years ended December 31, 2001, and 2000 of $213,045 and $(95,370), respectively. Significant non-cash expenses included depreciation, amortization and inventory reserve on excess and obsolete inventory approximate $197,000 and $281,000, respectively, for the years ended December 31, 2001, and 2000. Overall, accounts receivable, inventory and prepaids increased in excess of increases in accounts payable and accrued expenses by approximately $24,000 and $226,000,for the years ended December 31, 2001 and 2000, respectively, as a result of timing of receipt of inventory versus required scheduled payments on this inventory.

         For investing activities, the Company used cash of approximately $227,000 and $107,000 for the years ended December 31, 2001, and 2000, respectively. The amounts invested in 2001 and 2000 were used to purchase machinery and equipment for increased production capacity.

         For financing activities for the year ended December 31, 2001, the Company used cash of approximately $74,000. Cash payments to shareholders for note payable and capital lease obligations were approximately $17,000. Cash payments to third parties for capital lease obligations approximated $34,000. Cash payments for accrued cumulative dividends on Series A and B preferred stock approximated $25,000. Proceeds from the exercise of common stock options totaled $2,000.

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

         During fourth quarter 2000, the Company received proceeds from the sale of common stock totaling $500,000 for 200,000 shares of common stock and $28,000 for the sale of warrants to purchase 140,000 shares of common stock at $3.50 per share. Additionally, the Company has available $100,000 on a bank line of credit. In conjunction with the sale of common stock and common stock warrants, Dr. and Mrs. Funk converted approximately $506,000 of subordinated notes to common stock.

         Bank debt is guaranteed by Dr. Funk, the Chairman of the Board of Directors and majority shareholder of the Company. There was no outstanding balance at December 31, 2001.

         Dr. Funk held all of the outstanding Series A preferred stock as of December 31, 2001. Additionally, Dr. and Mrs. Funk have pledged collateral as security for the payment of Series B preferred stock dividends, which stock is held by third parties. The Series B preferred shareholders have the option to force the sale of the secured collateral in the event of default.

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

FUTURE OPERATING RESULTS

         The Company has improved cash provided from operations in 2001. During 2001, the Company used cash to increase inventory levels and purchase production equipment. The Company is currently looking to relocate from its present facilities in 2002. The relocation will provide the Company with the space to expand its production facilities and improve productivity.

         The Company plans to place some of its larger purchase commitments on an annualized basis for raw materials that can be purchased in larger quantities at reduced prices. In general, the Company attempts to limit inventory price increases by making an annual commitment, and drawing the material either as required, or on a monthly or quarterly basis. Such annual commitments may reach $500,000 in 2002 and greater in 2003 depending on sales volume increases. The terms of payment for such commitments are worked out with the vendor on a case-by-case basis, but in all cases are cancelable at the Company's discretion without penalty to the Company.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains forward-looking statements that reflect the views of management with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. See "Risk Factors" above. These uncertainties and other factors include, but are not limited to, the words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets" and similar expressions which identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date the statements were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included in this Report in response to this Item:

         o    Independent Auditors' Report.

         o    Balance Sheet as of December 31, 2001.

         o Statements of Operations for the two years ended December 31, 2001.

         o Statements of Stockholders' Equity for the two years ended December 31, 2001.

         o Statements of Cash Flows for the two years ended December 31, 2001.

         o    Notes to the Financial Statements.

To the Board of Directors and Shareholders
Superconductive Components, Inc.
Columbus, Ohio

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

         We have audited the accompanying balance sheet of Superconductive Components, Inc. as of December 31, 2001, and the related statements of operations, shareholders' equity and cash flows for the two years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superconductive Components, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.




                                    /s/ HAUSSER + TAYLOR LLP



Columbus, Ohio
February 14, 2002

                         SUPERCONDUCTIVE COMPONENTS, INC.

                                   BALANCE SHEET

                           YEAR ENDED DECEMBER 31, 2001
                           ----------------------------


                                     ASSETS
                                     ------

                                                                          2001
                                                                          ----
CURRENT ASSETS
  Cash                                                                $  118,083
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $13,000               365,141
    Related party receivables                                              4,616
    Employees                                                             15,625
    Other                                                                 20,814
 Inventories                                                             857,992
 Prepaid expenses                                                         12,851
                                                                      ----------
       Total current assets                                            1,395,122
                                                                      ----------



PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                              2,306,128
  Furniture and fixtures                                                  20,424
  Leasehold improvements                                                 346,823
                                                                      ----------
                                                                       2,673,375
  Less accumulated depreciation                                        1,919,358
                                                                      ----------

                                                                         754,017
                                                                      ----------


OTHER ASSETS
  Intangibles                                                             43,992
                                                                      ----------


TOTAL ASSETS                                                          $2,193,131
                                                                      ==========



     The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                  BALANCE SHEET

                          YEAR ENDED DECEMBER 31, 2001
                          ----------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                         2001
                                                                         ----
CURRENT LIABILITIES
  Capital lease obligation, current portion                         $    41,596
  Capital lease obligation, shareholder, current portion                 25,161
  Note payable shareholders, current portion                             34,000
  Accounts payable                                                      318,954
  Accounts payable, shareholders                                          7,426
  Accrued contract expenses                                             179,748
  Accrued personal property taxes                                        54,384
  Accrued expenses                                                       42,450
                                                                    -----------
        Total current liabilities                                       703,719
                                                                    -----------

CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                        103,865
                                                                    -----------

CAPITAL LEASE OBLIGATION, SHAREHOLDER, NET OF
 CURRENT PORTION                                                         43,267
                                                                    -----------

NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
 PORTION                                                                 84,270
                                                                    -----------

REDEEMABLE CONVERTIBLE PREFERRED
STOCK (Series A)
 10% cumulative, nonvoting, no par value, $1,000 stated
     value, liquidation and mandatory redemption at
     stated value per share plus unpaid and accumulated
     dividends of $278.20 per share                                     111,176
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                              --
                                                                    -----------

SHAREHOLDERS' EQUITY
  Convertible preferred stock, Series B, 10% cumulative,
     nonvoting, no par value, $10 stated value, optional
      redemption at 103%                                                333,136
  Common stock, no par value, authorized 15,000,000
     shares; 1,823,256 and 1,821,926 shares issued and
     outstanding, respectively                                        6,366,966
  Additional paid-in capital                                             47,127
  Accumulated deficit                                                (5,600,395)
                                                                    -----------
                                                                      1,146,834
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 2,193,131
                                                                    ===========




   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------



                                                                     2001                         2000
                                                                     ----                         ----

SALES REVENUE                                                    $ 3,248,347                  $ 2,679,597
CONTRACT RESEARCH REVENUE                                            415,141                      525,566
                                                                 -----------                  -----------
                                                                   3,663,488                    3,205,163
                                                                 -----------                  -----------

COST OF SALES REVENUE                                              2,121,658                    2,071,309
COST OF CONTRACT RESEARCH                                            341,832                      362,109
                                                                 -----------                  -----------
                                                                   2,463,490                    2,433,418
                                                                 -----------                  -----------

GROSS MARGIN                                                       1,199,998                      771,745

GENERAL AND ADMINISTRATIVE EXPENSES                                  898,622                      560,653

SALES AND PROMOTIONAL EXPENSES                                       233,570                      309,969
                                                                 -----------                  -----------

INCOME (LOSS) FROM OPERATIONS                                         67,806                      (98,877)
                                                                 -----------                  -----------

OTHER INCOME (EXPENSE)
  Interest, net                                                      (17,460)                     (57,901)
  Miscellaneous, net                                                   9,535                        3,084
                                                                 -----------                  -----------
                                                                      (7,925)                     (54,817)
                                                                 -----------                  -----------

INCOME (LOSS) BEFORE INCOME TAX                                       59,881                     (153,694)

INCOME TAX EXPENSE                                                      --                           --
                                                                 -----------                  -----------

NET INCOME (LOSS)                                                     59,881                     (153,694)

DIVIDENDS ON PREFERRED STOCK                                         (37,442)                     (60,783)

ACCRETION OF REDEEMABLE CONVERTIBLE
 PREFERRED (SERIES A)                                                (13,618)                     (11,713)
                                                                 -----------                  -----------

INCOME (LOSS) APPLICABLE TO COMMON
 SHARES                                                          $     8,821                  $  (226,190)
                                                                 ===========                  ===========

EARNINGS PER SHARE - BASIC AND DILUTIVE
 (Note 2)

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                                          $      0.00                  $     (0.15)
                                                                 ===========                  ===========
  Dilutive                                                       $      0.00                  $     (0.15)
                                                                 ===========                  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                            1,821,175                    1,471,456
                                                                 ===========                  ===========
  Dilutive                                                         1,822,774                    1,471,456
                                                                 ===========                  ===========





 The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 2001
                     --------------------------------------



                                                     CONVERTIBLE
                                                      PREFERRED                      ADDITIONAL
                                                       STOCK,          COMMON          PAID-IN        ACCUMULATED
                                                      SERIES B         STOCK           CAPITAL          DEFICIT            TOTAL
                                                      --------         -----           -------          -------            -----

BALANCE - DECEMBER 31, 1999                         $   691,672      $ 4,861,373     $   142,683      $(5,506,582)     $   189,146

Accretion of cumulative dividends                        52,115             --           (60,783)            --             (8,668)

Accretion of Series A offering costs                       --               --           (11,713)            --            (11,713)

Exercise of options (31,920 shares)                        --             79,800            --               --             79,800

Conversion of Series A preferred (1,379 shares)            --              8,275            --               --              8,275

Conversion of Series B preferred (113,418 shares)      (378,715)         378,715            --               --               --

Payment of cumulative dividends                         (26,648)            --              --               --            (26,648)

Issuance of stock (200,000 shares)                         --            500,000            --               --            500,000

Conversion of subordinated notes payable to equity
 (202,613 shares)                                          --            506,533            --               --            506,533

Issuance of warrants (Note 7)                              --               --            28,000             --             28,000

Net loss                                                   --               --              --           (153,694)        (153,694)
                                                    -----------      -----------     -----------      -----------      -----------

BALANCE - DECEMBER 31, 2000                             338,424        6,334,696          98,187       (5,660,276)       1,111,031

Accretion of cumulative dividends                        27,542             --           (37,442)            --             (9,900)

Accretion of Series A offering costs                       --               --           (13,618)            --            (13,618)

Issuance of stock (19,000 shares)                          --             22,750            --               --             22,750

Exercise of options (750 shares)                           --              1,875            --               --              1,875

Payment of cumulative dividends                         (25,185)            --              --               --            (25,185)

Conversion of Series B preferred (1,529 shares)          (7,645)           7,645            --               --               --

Net income                                                 --               --              --             59,881           59,881
                                                    -----------      -----------     -----------      -----------      -----------

BALANCE - DECEMBER 31, 2001                         $   333,136      $ 6,366,966     $    47,127      $(5,600,395)     $ 1,146,834
                                                    ===========      ===========     ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------



                                                                                       2001                 2000
                                                                                       ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                  $  59,881           $(153,694)
                                                                                     ---------           ---------
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation                                                                       218,208             260,819
    Amortization                                                                         2,451               2,463
    Inventory reserve                                                                  (23,211)             17,431
    Provision for doubtful accounts                                                    (13,000)              2,000
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                                              1,404             (66,766)
        Inventories                                                                   (217,313)           (103,218)
        Prepaid expenses                                                                26,915             (18,962)
        Other assets                                                                    (7,755)               --
      Increase (decrease) in liabilities:
        Accounts payable                                                                49,549              76,563
        Accrued expenses                                                               119,666            (112,006)
                                                                                     ---------           ---------
          Total adjustments                                                            156,914              58,324
                                                                                     ---------           ---------
              Net cash provided by (used in) operating activities                      216,795             (95,370)
                                                                                     ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                 (227,114)           (107,073)
                                                                                     ---------           ---------
              Net cash used in investing activities                                   (227,114)           (107,073)
                                                                                     ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                          --               (30,735)
  Principal repayments on notes payable, bank                                             --                (5,617)
  Principal repayments on note payable, shareholders                                   (14,000)               --
  Principal payments on capital lease obligations                                      (34,066)            (69,801)
  Principal payments on capital lease obligations, related party                        (2,628)               --
  Proceeds from exercise of common stock options                                         1,875              79,800
  Proceeds from the sale of common stock                                                  --               500,000
  Proceeds from sale of common stock warrants                                             --                28,000
  Payment of cummulative dividends                                                     (25,185)            (26,648)
  Redemption of Series A preferred stock                                                  --               (70,150)
                                                                                     ---------           ---------
              Net cash provided by (used in) financing activities                      (74,004)            404,849
                                                                                     ---------           ---------





   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------



                                                                                     2001                   2000
                                                                                     ----                   ----

NET INCREASE (DECREASE) IN CASH                                                      (84,323)               202,406


CASH - Beginning of period                                                           202,406                   --
                                                                                   ---------              ---------

CASH - End of period                                                               $ 118,083              $ 202,406
                                                                                   =========              =========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the years for:
    Interest                                                                       $  22,935              $  69,614
    Income taxes                                                                   $    --                $    --

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES

  Common stock was issued as partial payment for accounts payable                  $  19,000              $    --

  Subordinated debt was issued to a shareholder as reimbursement for the shareholders paying accounts payable of the Company and
   for accrued interest payable                                                    $    --                $ 132,270

  Property and equipment was purchased by capital lease                            $ 166,339                   --

  Preferred stock, Series A converted to common stock                              $    --                $   8,275

  Subordinate debt was issued to a shareholder as reimbursement for
  the shareholder's paying a notes payable to the Company                          $    --                $  89,408

  Subordinated debt was converted into common stock                                $    --                $ 506,533

  Reduction of inventory and inventory reserve                                     $    --                $ 105,075



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

                  The Company enters into cancelable purchase commitment arrangements for some suppliers. Estimated purchase commitments to these suppliers approximate $50,000 for 2001. The Company can cancel these commitments at the Company's discretion without penalty.

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

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     C. Research and Development - Internal research and development costs are expensed as incurred. Research and development expenses, including testing, for the years ended December 31, 2001 and 2000 were $48,915 and $17,623, respectively.

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

                  During 2001 and 2000, the Company earned $415,141 and $525,566, respectively, in contract revenue. At December 31, 2001, there were no outstanding accounts receivable from contract research revenue.

                  During 2000, the Company was awarded a new six-month contract in the amount of $100,000, to begin January 1, 2001.

                  During 2001, the Company was awarded a twelve-month extension to a contract in the amount of $300,000 that began September 1, 2001.

     D. Licenses - The Company has secured licenses to produce various superconductive materials for periods up to the expiration of the applicable patents. The license fees, included in "Other Assets" on the balance sheet, are being amortized over the expected life of the agreement or applicable patent which is seventeen years. Cost and accumulated amortization of licenses at December 31, 2001 are $21,000 and $7,678, respectively.

     E. Patent - The Company has secured patents for a manufacturing processes used in its operations. Costs incurred to secure the patents have been capitalized, included in "Other Assets" on the balance sheet, and are being amortized over the life of the patents. Cost and accumulated amortization of the patent at December 31, 2001 are $34,246 and $3,577, respectively.

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

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     G. Stock Based Compensation - The Company utilizes the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" which utilized a fair value based method. The Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", utilized a fair value based method. The FASB requires disclosure for new employee stock options of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method (see Note 8). For stock based compensation other than employees, the Company utilizes the fair value method as provided for in FASB #123.

     H. Income (Loss) Per Common Share - Income (loss) per common share amounts are based on the weighted average number of shares outstanding. Due to the net loss in 2000, the assumed conversion of preferred stock and exercise of stock options and warrants are anti-dilutive and have not been considered in the calculation of per share amounts.

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

                  The Company had one major customer in 2001, which accounted for approximately $538,000 of the total revenue and $68,409 of the trade accounts receivable.

     K. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     N. Recent Accounting Pronouncements - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires certain intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS 142 will not have an effect on the Company's operating results or financial condition.

                  In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which excludes the assets addressed in SFAS No. 142. The adoption of SFAS No. 144 in 2002 will not have an impact on the Company's financial statements.

NOTE 3.           INVENTORIES

                  Inventories consist of the following at December 31, 2001:

                  Raw materials                        $ 562,327
                  Work-in-process                        121,908
                  Finished goods                         211,546
                                                       ---------
                                                         895,781
                  Less reserve for obsolete inventory     37,789
                                                       ---------

                                                       $ 857,992
                                                       =========


NOTE 4.           NOTES PAYABLE - BANK

                  The Company has a bank line of credit in the amount of $100,000, interest at prime, (4.5% at December 31, 2001), maturing June 30, 2002. As of December 31, 2001, $0 has been drawn on this line of credit. No collateral, other than the personal guarantee by an officer and major shareholder of the Company, collateralizes the bank line of credit.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5.           LEASE OBLIGATIONS

                  OPERATING
                  ---------

                  The Company leases certain office equipment and a building under agreements classified as operating leases expiring through 2003. Rent expense which includes various monthly rentals for the years ended December 31, 2001 and 2000, totaled $77,983 and $59,818, respectively. Future minimum lease payments at December 31, 2001 are as follows:


                                           2002       $  6,293
                                           2003          4,658
                                                      --------
                                                      $ 10,951
                                                      ========

                  CAPITAL
                  -------

                  The Company also leases certain equipment under capital leases including the lease with an officer and major shareholder entered into in 2001. The future minimum lease payments by year with the present value of such payments, as of December 31, 2001 is as follows:



                                                               RELATED
                                                                PARTY        OTHER
                                                              --------     --------

                  2002                                        $ 29,143     $ 52,551
                  2003                                          24,980       48,350
                  2004                                          20,817       35,933
                  2005                                            --         23,891
                  2006                                            --          9,782
                                                              --------     --------
                  Total minimum lease payments                  74,940      170,507
                  Less amount representing interest              6,512       25,046
                                                              --------     --------
                  Present value of minimum lease payments       68,428      145,461
                  Less current portion                          25,161       41,596
                                                              --------     --------
                  Long-term capital lease obligations         $ 43,267     $103,865
                                                              ========     ========




                  The equipment under capital lease at December 31, 2001 is included in the accompanying balance sheet under the following captions:



                                                               Related
                                                                Party        Other
                                                              --------     --------


                  Machinery and equipment                     $ 68,428     $211,355
                  Less accumulated depreciation                  4,888       54,667
                                                              --------     --------
                  Net book value                              $ 63,540     $156,688
                                                              ========     ========


                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5.           LEASE OBLIGATIONS (CONTINUED)

                  These assets are amortized over four to seven years using the straight-line method and amortization is included in depreciation expense.

                  Amortization expense totaled $28,087 and $36,544 for the years ended December 31, 2001 and 2000, respectively.

NOTE 6.           RELATED PARTY NOTES PAYABLE

                  SUBORDINATED NOTES PAYABLE
                  --------------------------

                  An officer and two major shareholders have loaned funds to the Company from September 30, 1991 through December 31, 2000 for working capital. These subordinated notes payable are due on December 31, 2009. The notes payable bear interest at 10% per annum and are subordinate to other senior indebtedness, as defined in the agreement.

                  The Board of Directors authorized that the subordinated notes payable can be converted to shares of common stock at $2.50 per share. On October 10, 2000 the subordinated notes payable totaling $506,533 were converted to common stock at $2.50 per share which totaled 202,613 shares of common stock.

                  Interest expense totaled $-0- and $36,439 for the years ended December 31, 2001 and 2000, respectively.

                  The Company has issued common stock purchase warrants at $2.50 (fair market value at date of grant) per common share for 150,000 shares of common stock related to the subordinated notes payable to Dr. Edward and Ingeborg Funk. The warrants are 100% vested and expire in ten years from the date of grant of January 7, 2000.

                  NOTES PAYABLE SHAREHOLDERS
                  --------------------------

                  Effective December 31, 2000, the Company converted accounts payable and accrued interest payable to an officer and two major shareholders totaling $132,270 to a note payable shareholders. The note provides for monthly payments of principal of $2,000 per month for the period of February 1, 2001 through December 1, 2002 and, thereafter, in monthly installments of $4,000 for principal until the entire outstanding balance is paid in full. The note bears interest at prime (4.75% at December 31, 2001). Interest expense on this note charged to operations was $9,663 for the year ended December 31, 2001.

                  The aggregate long-term debt payments for each of the next five years are:

                                   2002        $  34,000
                                   2003           48,000
                                   2004           36,270
                                               ---------
                                                 118,270
                                  Current         34,000
                                               ---------
                                  Long-term    $  84,270
                                               =========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7.           COMMON AND PREFERRED STOCK

                  COMMON STOCK ISSUES
                  -------------------

                  During 2001, Series B preferred stock was converted to common stock totaling 1,529 shares of common stock. Additionally, stock options were exercised for a total of 750 shares of common stock with total proceeds of $1,875.

                  During 2001, the Company paid cash of $12,500 and issued 19,000 shares of common stock of the Company at a subscription price of $1.00 per share to Taratec Corporation for services rendered to the Company. The president of Taratec, Mr. Ungar, is a director of the Company. The fair market value of the common stock issued at the date of issuance was $1.34 per share, or a discount of 25%. The Company issued the shares at a discounted price as the shares are unregistered, therefore, limited as to marketability for sale until the securities are registered under the Securities Act of 1933.

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

                  PREFERRED STOCK
                  ---------------

                  Shares of preferred stock authorized and outstanding at December 31, 2001 are as follows:


                                              SHARES               SHARES
                                            AUTHORIZED           OUTSTANDING
                                            ----------           -----------

                  SERIES A
                  --------
                  10% Convertible/voting      10,000                --


                  10% Convertible/nonvoting      215                  99

                  SERIES B
                  --------
                  Nonvoting                  125,000              25,185

                  Voting                     125,000                --
                                             -------              ------
                                             260,215              25,284
                                             =======              ======

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

                  Issue costs of $70,277 on Series A were netted against the proceeds and are being amortized over the term of the Series A payout period of seven years using the straight-line method. Unamortized costs at December 31, 2001 is $9,727. The amortized (accreted) amount is reflected in income (loss) applicable to common shares and additional paid-in-capital. The annual accretion totaled $13,618 and $11,713 for the years ended December 31, 2001 and 2000, respectively.

                  Series B preferred stock was originally issued with a $5.00 per share discount which has been recorded as a reduction of Series B preferred stock. The original discount totaled $350,000. The discount is being accreted to income (loss) applicable to common shares and additional paid-in capital through the period that the Series B preferred stock can be converted to common stock which is after the third anniversary date. The discount was fully amortized at December 31, 1998.

                  As security for cash dividends on the Series B preferred shares, Dr. and Mrs. Funk pledged an aggregate 131,000 shares of $.01 par value common stock of Cross. Issue costs of approximately $116,110 on Series B were netted against the proceeds of that issue.

                  Cumulative dividends in arrears on Series A preferred stock are $27,542 ($278.20 per share) at December 31, 2001.

                  During 2001 and 2000, Series B cash dividends totaling $25,185 and $26,648 were paid, respectively. Additionally, preferred stock was converted to 1,529 and 113,418 shares of common stock, respectively.

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

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7.           COMMON AND PREFERRED STOCK (CONTINUED)

                  EARNINGS PER SHARE
                  ------------------

                  At December 31, 2001, options were included in the diluted earnings per share as detailed below in the weighted average number of shares outstanding.

                  At December 31, 2000, all outstanding common stock equivalents which include preferred stock Series A and B, employee and director stock options and warrants are antidilutive due to the net loss. Common stock equivalents that were excluded in the diluted loss per share calculation were as follows:



                                                           DECEMBER 31,
                                                              2000
                                                              ----

                  Options                                   111,790
                  Warrants                                  150,000
                  Preferred Series A                          --
                  Preferred Series B                          --
                                                            -------
                                                            261,790
                                                            =======



                  Additionally, common stock equivalents were not "in-the-money" and, therefore, not included as a common stock equivalent. They are as follows:

                                         DECEMBER 31,      DECEMBER 31,
                                            2001              2000
                                            ----              ----

                  Options                  449,700          345,410

                  Warrants                 160,000          165,000

                  Preferred Series A        16,500           16,500

                  Preferred Series B        50,370           53,296
                                           -------          -------
                                           676,570          580,206
                                           =======          =======

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7.           COMMON AND PREFERRED STOCK (CONTINUED)

                  EARNINGS PER SHARE (CONTINUED)
                  ------------------------------

                  The following data show the amounts used in computing income
                  (loss) per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.



                                                                         2001            2000
                                                                         ----            ----

                  Income (loss) available to common shareholders
                    used in basic EPS and diluted EPS                $     8,821     $  (226,190)
                                                                     ===========     ===========

                  Weighted average number of common shares
                    used in EPS                                        1,821,175       1,471,456

                  Effect of dilutive securities:
                  Stock options and warrants                               1,599            --
                                                                     -----------     -----------


                  Weighted number of common shares and dilutive
                    potential common stock used in diluted EPS         1,822,774       1,471,456
                                                                     ===========     ===========



NOTE 8.           INCENTIVE STOCK OPTION PLANS

                  In November 1987, the Company adopted the 1987 Incentive Stock Option Plan (the Incentive Plan) for key employees under which options to purchase up to 40,000 shares of the Company's common stock may be granted to qualified employees, subject to the execution of stock option agreements. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. Options outstanding for this Plan expired in 2001.

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

                  The cumulative status at December 31, 2001 and 2000 of options granted and outstanding, as well as options which became exercisable in connection with the Incentive Plan is summarized as follows:

                  EMPLOYEE STOCK OPTION PLANS
                  ---------------------------



                                                                                WEIGHTED
                                                                                AVERAGE
                                                            STOCK OPTIONS    EXERCISE PRICE
                                                            -------------    --------------

                  Outstanding at December 31, 1999             188,100         $   2.42
                    Granted                                    148,700             2.51
                    Exercised                                  (35,000)            2.36
                    Forfeited                                   (2,100)            2.50
                                                               -------         --------
                  Outstanding at December 31, 2000             299,700             2.47
                    Granted                                     50,750             1.82
                    Exercised                                     --              --
                    Forfeited                                  (87,250)            2.76
                                                               -------         --------
                  Outstanding at December 31, 2001             263,200         $   2.22
                                                               =======         ========

                  Shares exercisable at December 31, 2000       62,290             2.43
                  Shares exercisable at December 31, 2001       80,510             2.35



                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8.           INCENTIVE STOCK OPTION PLANS (CONTINUED)

                  NON-EMPLOYEE DIRECTOR OPTION PLANS
                  ----------------------------------



                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                            STOCK OPTIONS      EXERCISE PRICE
                                                            -------------      --------------

                  Outstanding at December 31, 1999              91,250            $   2.50
                    Granted                                     72,000                2.55
                    Exercised                                   (5,750)               2.17
                    Forfeited                                     --                 --
                                                               -------            --------
                  Outstanding at December 31, 2000             157,500                2.53
                    Granted                                     45,000                1.46
                    Exercised                                     (750)               2.50
                    Forfeited                                   (5,250)               2.50
                                                               -------            --------
                  Outstanding at December 31, 2001             196,500            $   2.22
                                                               =======            ========

                  Shares exercisable at December 31, 2000       49,500                2.43
                  Shares exercisable at December 31, 2001      115,500                2.46


                  Exercise prices for options range from $1.30 to $3.00 for options at December 31, 2001. The weighted average option price for all options outstanding is $2.22 with a weighted average remaining contractual life of 6.0 years.

                  The exercise price for all options exercisable at December 31, 2001 range from $1.30 to $3.00.

                  In electing to continue to follow APB #25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS #123 for stock-based compensation including disclosure of pro-forma net income and earnings per share had compensation expense been measured under the fair value recognition provisions.

                  The weighted average fair values at date of grant for options granted during 2001 and 2000 were $1.65 and $2.52, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:


                                                  2001        2000
                                                  ----        ----

                  Expected life in years          6.71        7.06
                  Interest rate                      6%          6%
                  Volatility                    111.25%      105.7%
                  Dividend yield                     0%          0%

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8.           INCENTIVE STOCK OPTION PLANS (CONTINUED)

                  The Company's pro forma information for the years ended December 31, 2001 and 2000 in accordance with the provisions of FASB #123 is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following table compares 2001 and 2000 results as reported to the results had the Company adopted the expense recognition provisions of FSAB #123.



                                                                        2001           2000
                                                                        ----           ----

                  Net income (loss) applicable to common shares:
                    As reported                                      $   8,821     $  (226,190)
                    Pro forma under SFAS #123                            2,480        (232,140)
                  Basic and diluted income (loss) per share:
                    As reported                                      $    0.00     $     (0.15)
                    Pro forma under SFAS #123                             0.00           (0.16)
                  Diluted income (loss) per share:
                    As reported                                      $    0.00     $     (0.15)
                    Pro forma under SFAS #123                             0.00           (0.16)



NOTE 9.           WARRANTS ISSUED

                  Warrants unexercised at December 31, 2001, issued to related parties are as follows:




                   # OF COMMON                                                                     ISSUE                  EXERCISE
                      SHARES            ISSUED TO                  CONSIDERATION                   DATE   EXPIRATION        PRICE
                      ------            ---------                  -------------                   ----   ----------        -----
                  Related Parties
                  ---------------
                  10,000                Edward Funk                Lease Guarantee                 3-96      3-03         $   5.00
                  75,000                Edward Funk                Subordinated notes payable      1-00      1-10         $   2.50
                  75,000                Ingeborg Funk              Subordinated notes payable      1-00      1-10         $   2.50


                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10.          INCOME TAXES

                  Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                            2001
                                                            ----

                  Deferred tax assets
                    NOL Carryforward                    $1,606,000
                    UNICAP                                  65,000
                    Allowance for doubtful accounts          4,000
                    Reserve for obsolete inventory          13,000
                    Property and equipment                  40,000
                                                        ----------
                                                         1,728,000

                  Valuation allowance                    1,728,000
                                                        ----------

                  Net                                   $     --
                                                        ==========

                  A valuation allowance has been recorded against the realizability of the net deferred tax asset, such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $1,728,000 and $1,729,000 at December 31, 2001 and 2000, respectively.

                  The Company has net operating loss carryovers available for federal and state tax purposes of approximately $4,723,000, which expire in varying amounts from 2003 through 2020.

                  For the years ended December 31, 2001 and 2000, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

                                                          PERCENTAGE
                                                   -----------------------

                                                   2001               2000
                                                   ----               ----

                  Federal statutory rate          (34.0)             (34.0)
                  Valuation allowance              34.0               34.0
                                                  -----              -----

                  Effective rate                    -- %               -- %
                                                  =====              =====

                  The expense (benefit) for income taxes consists of the following:

                  Current expense                 $  --              $  --
                  Deferred expense                   --                 --
                                                  -----              -----

                  Total                           $  --              $  --
                                                  =====              =====

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11.          RELATED PARTY TRANSACTIONS

                  Sales to a related party amounted to $12,224 and $17,423 during 2001 and 2000, respectively. At December 31, 2001 and 2000, $0 and $17,423 were written off as bad debt expense, related to sales of inventory, rent and reimbursement of expenses.

                  The Company has notes receivable from employees of the Company in the amount of $15,625. The notes bear interest at 8% per annum.

                  The Company has trade payables, shareholders of $7,426 pertaining to reimbursement for purchase of goods and services obtained for Company purposes and accrued interest on capital lease and note payable.

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

                  o Long-term capital lease obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on these obligations range from 6% to 9.9%.

                  o Note payable shareholders: Amounts reported in the balance sheet represent debt to officers and two major shareholders. Amounts reported in the balance sheet approximate fair market value as the interest rate is prime.

                  o Redeemable convertible preferred stock: Amounts reported in the balance sheet are in excess of fair market value as the conversion price is $6.00 per share and average market price at December 31, 2001 was $1.20 for difference in fair value of $19,800 at December 31, 2001.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13.          SEGMENT INFORMATION

                  The Company utilizes FASB Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Company is managed in two operating segments: TMI and SCI.

                  Corporate operations include administrative and sales functions. Corporate assets include cash and general fixed assets.

                  The following is a summary of key segment information for the years ended December ended December 31, 2001 and 2000. International sales data is not available for the year ended December 31, 2000.



                                                           SCI             TMI         CORPORATE          TOTAL
                                                           ---             ---         ---------          -----

                  DECEMBER 31, 2001
                  -----------------

                  Revenues
                    US                                $   956,255     $ 2,134,568     $      --        $ 3,090,823
                    International                         188,776         383,889            --            572,665
                                                      -----------     -----------     -----------      -----------
                                                        1,145,031       2,518,457            --          3,663,488
                  Segment profit (loss)                    98,858         629,477        (668,454)          59,881
                  Interest expense                           --              --            22,935           22,935
                  Depreciation and amortization            65,396          46,288         108,975          220,659
                  Segment assets                          590,488       1,270,445         332,198        2,193,131

                  Expenditures for segment assets          61,321         116,055          49,738          227,114

                  DECEMBER 31, 2000
                  -----------------

                  Revenues                            $ 1,135,268     $ 2,069,895     $      --        $ 3,205,163

                  Segment profit (loss)                   232,933         243,597        (630,224)        (153,694)

                  Interest expense                           --              --            57,901           57,901
                  Depreciation and amortization            51,271          96,067         115,944          263,282
                  Segment assets                          570,599         912,068         385,283        1,867,950

                  Expenditures for segment assets          67,429          27,237          12,407          107,073




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this item is included under the captions, "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our proxy statement relating to our 2002 Annual Meeting of Shareholders to be held on May 9, 2002, and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is included under the caption "EXECUTIVE COMPENSATION" in our proxy statement and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

         The information required by this item is included under the captions "OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS," and "OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS" in our proxy statement and is incorporated herein by reference.


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

                  (1) The following financial statements are included in this report pursuant to Item 7:

                      Independent Auditors' Report.

                      Balance Sheet as of December 31, 2001.

                      Statements of Operations for the two years ended December 31, 2001.

                      Statements of Stockholders' Equity for the two years ended December 31, 2001.

                      Statements of Cash Flows for the two years ended December 31, 2001.

                      Notes to the Financial Statements.

                  (2) Exhibits:

EXHIBIT                                EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------


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

10(j)    **   National Aeronautics Space Administration Contract dated April 8,
              1999.

10(k)    **   National Science Foundation award dated August 26, 1999.

10(l)    **   National Science Foundation award dated November 27, 2000.

10(m)    **   10% Subordinated Promissory Note dated March 1, 1993.

10(n)         National Science Foundation award dated August 2, 2001

23            Consent of Hausser & Taylor LLP

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

                                                SUPERCONDUCTIVE COMPONENTS, INC.


Date:  March 29, 2002                           By: /s/ Daniel Rooney
                                                    ----------------------------
                                                    Daniel Rooney, President and
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March 2002.


         Signature                                             Title

         /s/ Daniel Rooney               President, Chief Executive Officer, and Director
-----------------------------------      (principal executive officer)
         Daniel Rooney

         Gerald S. Blaskie*              Chief Financial Officer
-----------------------------------      (principal financial officer and principal accounting
         Gerald S. Blaskie               officer)


         Edward R. Funk*                 Chairman of the Board of Directors
-----------------------------------
         Edward R. Funk

         Robert J. Baker*                Director
-----------------------------------
         Robert J. Baker

         Edward W. Ungar*                Director
-----------------------------------
         Edward W. Ungar



*By:     /s/ Daniel Rooney
    -------------------------------
    Daniel Rooney, Attorney-in-Fact
