Form 10QSB
period 2002-03-31
SUPERCONDUCTIVE COMPONENTS INC
filed 2002-05-09
CIK 830616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from _____________________  to ______________________

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

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 1,823,256 shares of Common Stock, without par value, were outstanding at April 30, 2002.

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Balance Sheets as of March 31, 2002 (unaudited)
                           and December 31, 2001                                                   3 - 4

                      Statements of Operations For the Three Months
                           Ended March 31, 2002 and 2001 (unaudited)                                 5

                      Statements of Cash Flows For the Three Months
                           Ended March 31, 2002 and 2000 (unaudited)                               6 - 7

                      Notes to Financial Statements (unaudited)                                   8 - 10


         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                         11-14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        N/A

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                        N/A

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              N/A

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 15

         Signatures.                                                                                16

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                   BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                 MARCH 31,        DECEMBER 31,
                                                                   2002              2001
                                                                -----------       ------------
                                                                (UNAUDITED)
CURRENT ASSETS
  Cash                                                          $    86,029       $   118,083
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $16,000          374,005           365,141
    Related party receivables                                         6,572             4,616
    Employees                                                        15,161            15,625
    Other                                                             2,083            20,814
 Inventories                                                        877,059           857,992
 Prepaid expenses                                                    46,545            12,851
                                                                -----------       -----------
       Total current assets                                       1,407,454         1,395,122
                                                                -----------       -----------

PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                         2,326,182         2,306,128
  Furniture and fixtures                                             21,874            20,424
  Leasehold improvements                                            346,823           346,823
                                                                -----------       -----------
                                                                  2,694,879         2,673,375
  Less accumulated depreciation                                  (1,980,281)       (1,919,358)
                                                                -----------       -----------
                                                                    714,598           754,017
                                                                -----------       -----------









OTHER ASSETS
  Intangibles                                                        43,786            43,992
                                                                -----------       -----------









TOTAL ASSETS                                                    $ 2,165,839       $ 2,193,131
                                                                ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                         2002             2001
                                                                                     -----------       ------------
                                                                                     (UNAUDITED)
CURRENT LIABILITIES
  Capital lease obligation, current portion                                          $    42,442       $    41,596
  Capital lease obligation, shareholder, current portion                                  30,784            25,161
  Note payable shareholders, current portion                                              46,000            34,000
  Accounts payable                                                                       313,459           318,954
  Accounts payable, shareholders                                                          15,060             7,426
  Accrued contract expenses                                                              141,787           179,748
  Accrued personal property taxes                                                         67,884            54,384
  Accrued expenses                                                                        68,375            42,450
                                                                                     -----------       -----------
        Total current liabilities                                                        725,791           703,719
                                                                                     -----------       -----------

CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                                          92,958           103,865
                                                                                     -----------       -----------

CAPITAL LEASE OBLIGATION, SHAREHOLDER, NET OF
 CURRENT PORTION                                                                          37,644            43,267
                                                                                     -----------       -----------

NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
 PORTION                                                                                 122,270            84,270
                                                                                     -----------       -----------

REDEEMABLE CONVERTIBLE PREFERRED
STOCK (Series A)
 10% cumulative, nonvoting, no par value, $1,000 stated value, liquidation and mandatory redemption at stated value per share plus unpaid and accumulated
     dividends of $278.20 per share                                                      117,533           111,176
                                                                                     -----------       -----------

COMMITMENTS AND CONTINGENCIES                                                                  -                 -
                                                                                     -----------       -----------

SHAREHOLDERS' EQUITY
  Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional
      redemption at 103%                                                                 340,021           333,136
  Common stock, no par value, authorized 15,000,000
     shares; 1,823,256 shares issued and outstanding                                   6,368,466         6,366,966
  Additional paid-in capital                                                              33,885            47,127
  Accumulated deficit                                                                 (5,672,729)       (5,600,395)
                                                                                     -----------       -----------
                                                                                       1,069,643         1,146,834
                                                                                     -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 2,165,839       $ 2,193,131
                                                                                     ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                   ------------------------------------------

                                   (UNAUDITED)

                                                2002              2001
                                                ----              ----

SALES REVENUE                                $   714,148       $   889,744
CONTRACT RESEARCH REVENUE                         69,231           170,436
                                             -----------       -----------
                                                 783,379         1,060,180
                                             -----------       -----------

COST OF SALES REVENUE                            527,778           601,276
COST OF CONTRACT RESEARCH                         69,231           122,916
                                             -----------       -----------
                                                 597,009           724,192
                                             -----------       -----------

GROSS MARGIN                                     186,370           335,988

GENERAL AND ADMINISTRATIVE EXPENSES              212,607           145,252

SALES AND PROMOTIONAL EXPENSES                    41,513            65,968
                                             -----------       -----------

INCOME (LOSS) FROM OPERATIONS                    (67,750)          124,768
                                             -----------       -----------

OTHER INCOME (EXPENSE)

  Interest, net                                   (4,156)           (7,004)
  Miscellaneous, net                                (428)              886
                                             -----------       -----------
                                                  (4,584)           (6,118)
                                             -----------       -----------

INCOME (LOSS) BEFORE INCOME TAX                  (72,334)          118,650

INCOME TAX EXPENSE                                     -                 -
                                             -----------       -----------

NET INCOME (LOSS)                                (72,334)          118,650

DIVIDENDS ON PREFERRED STOCK                      (9,360)           (9,360)

ACCRETION OF REDEEMABLE CONVERTIBLE
 PREFERRED (SERIES A)                             (3,881)           (2,928)
                                             -----------       -----------

INCOME (LOSS) APPLICABLE TO COMMON
 SHARES                                      $   (85,575)      $   106,362
                                             ===========       ===========

EARNINGS PER SHARE - BASIC AND DILUTIVE
 (Note 2)

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                      $     (0.05)      $      0.06
                                             ===========       ===========
  Dilutive                                   $     (0.05)      $      0.06
                                             ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                        1,823,256         1,818,069
                                             ===========       ===========
  Dilutive                                     1,823,256         1,826,140
                                             ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                   ------------------------------------------

                                   (UNAUDITED)

                                                                          2002           2001
                                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (72,334)      $ 118,650
                                                                       ---------       ---------
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation                                                          60,922          48,302
    Amortization                                                             743             610
    Inventory reserve                                                          -         (13,091)
    Provision for doubtful accounts                                       (3,000)              -
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                               12,876         (70,757)
        Inventories                                                      (19,067)       (193,967)
        Prepaid expenses                                                 (33,694)          4,996
        Other assets                                                        (537)         (8,567)
      Increase (decrease) in liabilities:
        Accounts payable                                                   2,138         120,946
        Accrued expenses                                                   1,464         (39,214)
                                                                       ---------       ---------
          Total adjustments                                               21,845        (150,742)
                                                                       ---------       ---------
              Net cash used in operating activities                      (50,489)        (32,092)
                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                    (21,504)        (74,025)
                                                                       ---------       ---------
              Net cash used in investing activities                      (21,504)        (74,025)
                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                               -               -
  Principal repayments on notes payable, bank                                  -               -
  Proceeds from note payable, shareholders                                50,000          (8,000)
  Principal payments on capital lease obligations                        (10,061)         (5,179)
  Principal payments on capital lease obligations, related party               -               -
  Proceeds from exercise of common stock options                               -           1,875
  Proceeds from the sale of common stock                                       -               -
  Proceeds from sale of common stock warrants                                  -               -
  Payment of cummulative dividends                                             -               -
  Redemption of Series A preferred stock                                       -               -
                                                                       ---------       ---------
              Net cash provided by (used in) financing activities         39,939         (11,304)
                                                                       ---------       ---------


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                   ------------------------------------------

                                  (UNAUDITED)

                                                                                     2002            2001
                                                                                     ----            ----
NET INCREASE (DECREASE) IN CASH                                                     (32,054)       (117,421)
CASH - Beginning of period                                                          118,083         202,406
                                                                                  ---------       ---------

CASH - End of period                                                              $  86,029       $  84,985
                                                                                  =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the years for:
    Interest                                                                      $   5,671           6,176
    Income taxes                                                                  $       -               -

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES

  Common stock was issued as partial payment for accounts payable                 $       -          19,000


    The accompanying notes are an integral part of these financial statements

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.           BUSINESS ORGANIZATION AND PURPOSE

                  Superconductive Components, Inc. (the "Company") is an Ohio corporation that was incorporated in May 1987. The Company was formed to develop, manufacture and sell materials using superconductive principles. Operations have since been expanded to include the manufacture and sale of non-superconductive materials. The Company's domestic and international customer base is primarily in the research, education, electronics and functional coatings industries.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2001. Interim results are not necessarily indicative of results for the full year.

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

NOTE 3.           INVENTORY

                  Inventory is comprised of the following:

                                         MARCH 31,      DECEMBER 31,
                                           2002            2001
                                        -----------     ------------
                                        (unaudited)
                  Raw materials          $ 597,364       $ 562,327
                  Work-in-progress         128,202         121,908
                  Finished goods           189,282         211,546
                  Inventory reserve        (37,789)        (37,789)
                                         ---------       ---------
                                         $ 877,059       $ 857,992
                                         =========       =========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4.           COMMON STOCK AND STOCK OPTIONS

                  The following options were granted under the 1995 Stock Option Plan during the period:

                   GRANT DATE            # OPTIONS GRANTED          OPTION PRICE
                   ----------            -----------------          ------------
                  March 5, 2002               100,000                 $ 1.55

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

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                     2002             2001
                                                                     ----             ----
                  Income (loss) applicable to common shares      $   (85,575)      $   106,362
                                                                 ===========       ===========
                  Weighted average common shares
                    outstanding - basic                            1,823,256         1,818,069

                  Effect of dilutions stock options                        -             8,071
                                                                 -----------       -----------
                  Weighted average shares
                    outstanding - diluted                          1,823,256         1,826,140
                                                                 ===========       ===========

NOTE 6.           SEGMENT REPORTING

                  The Company has, in the past, reported financial results in terms of TMI and SCI segments. In the Company's Form 10-KSB for the year ended December 31, 2001, the Company announced that it would no longer report financial results separate for the two divisions beginning in 2002. Accordingly, this report does not report financial results separate for the two divisions. It was management's opinion that a single streamlined

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  company will benefit in the following areas: manufacturing efficiencies and manufacturing cost containment; improved sales through the merging of the strengths of the two material businesses; and improvements in quality through increased availability of analytical equipment and personnel.

NOTE 7.           RELATED PARTY TRANSACTIONS

                  The Company retained a related party to provide management assistance for a fee of $14,550 per month beginning January 15, 2002. The term of this agreement shall be for six (6) months, unless sooner terminated. Funding has been provided for three (3) months beginning January 15, 2002.

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

                  To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $5,672,728 from inception to March 31, 2002.

                  THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED):

                  REVENUES

                  Revenues for the three months ended March 31, 2002 were $783,379 compared to $1,060,180, a decrease of $276,801 or
                  26.1% from the three months ended March 31, 2001.

                  Product revenues decreased to $714,148 in 2002 from $889,744 in 2001 or a decrease of 19.7%. The decrease in revenues is largely due to the sale of tantalum and various scrap metals in the first quarter of 2001.

                  Contract research revenues were $69,231 in 2002 as compared to $170,436 in 2001. The Company was awarded a Phase I SBIR grant from the National Science Foundation in January 2001 and $50,000 of the grant is included in first quarter 2001 revenues. In addition, the first quarter 2001 includes revenues from a Phase II SBIR grant from the National Aeronautics and Space Administration. This grant ended March 31, 2001 and $73,125 of revenue was recognized in the first quarter of 2001.

                  GROSS MARGIN

                  Total gross margin in 2002 was $186,370 or 23.8% of total revenue compared to $335,988 or 31.7% in 2001.

                  Gross margin on product revenue was 26.1% in 2002 versus 32.4% in 2001. The decrease is due to sales of scrap metal in the first quarter of 2001.

                  Gross margin on contract research revenue was 0% for 2002 compared to 27.9% in 2001. The decrease in gross margin on contract research was due to a Phase I SBIR grant from the National Science Foundation, which began in January 2001, and lower sub-contractor costs in the first quarter of 2001.

                  SELLING EXPENSE

                  Selling expense in 2002 decreased to $41,513 from $65,968 in 2001, a decrease of 37.1%. The decrease is due to a reduced staff and lower commission expense compared to first quarter 2001.

                        SUPERCONDUCTIVE COMPONENTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  GENERAL AND ADMINISTRATIVE EXPENSE

                  General and administrative expense in 2002 increased to $212,607 from $145,252 or 46.4%. The increase in these costs is due to an increase in staff and a decrease in funding for contract research.

                  RESEARCH AND DEVELOPMENT EXPENSE

                  Internal research and development costs are expensed as incurred. Research and development costs, including testing, for 2002 was $44,459 compared to $27,447 in 2001, an increase of 62.0%. Internal research and development costs increased due to an increase in staff.

                  INTEREST EXPENSE

                  Interest expense was $5,671 for the quarter ended March 31, 2002 compared to $7,004 for the quarter ended March 31, 2001.

                  INCOME (LOSS) APPLICABLE TO COMMON SHARES

                  BASIC

                  Net income (loss) per common share based on the income (loss) applicable to common shares for the three months ended March 31, 2002 and 2001 was $(0.05) and $0.06, respectively. The income (loss) applicable to common shares includes the net income (loss) from operations, Series A and B preferred stock dividends and the accretion of Series A preferred stock. The net income (loss) per common share from operations was $(0.04) and $0.07, respectively. The difference between the net loss from operations and the loss applicable to common shares of $(0.01) and $(0.01), respectively, is a result of the preferred position that the preferred shareholders have in comparison to the common shareholders.

                  Dividends on the Series A and B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series A preferred stock totaled $2,475 for each period. Dividends on the Series B preferred stock totaled $6,885 for each period.

                  The accretion of Series A preferred stock represents issue costs of $70,277 that were netted against the proceeds of Series A preferred stock. The issue costs are being amortized over the payout period of seven years of income (loss) applicable to common shares and additional paid-in capital. The accretion totaled $3,881 for the first quarter 2002 and $2,928 for the first quarter 2001.

                  Basic earnings per common share for the three months ended March 31, 2002 were $(0.05) per share with 1,823,256 average common shares outstanding as compared to $0.06 per share and 1,818,069 weighted average common shares outstanding for the three months ended March 31, 2001.

                        SUPERCONDUCTIVE COMPONENTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  DILUTED

                  Diluted earnings per common share for the three months ended March 31, 2002 were $(0.05) per share with 1,823,256 average common shares outstanding as compared to $0.06 per share and 1,826,140 weighted average common shares outstanding for the three months ended March 31, 2001. For the three months ended March 31, 2002, all outstanding common stock equivalents are anti-dilutive due to the net loss.

                  LIQUIDITY AND WORKING CAPITAL

                  At March 31, 2002, working capital was $681,663 compared to $852,626 at March 31, 2001. The Company utilized cash from operations for the three months ended March 31, 2002 and 2001 of approximately $50,000 and $32,000, respectively. Significant non-cash items including depreciation and inventory reserve on excess and obsolete inventory were approximately $62,000 and $36,000, respectively, for the three months ended March 31, 2002 and 2001. Overall, accounts receivable, inventory, and prepaids increased in excess of accounts payable and accrued expenses by approximately $37,000 and $186,000, respectively, as a result of timing of receipt of inventory versus required scheduled payments on this inventory and increased prepaid expenses.

                  For investing activities, the Company used cash of approximately $22,000 and $74,000, for the three months ended March 31, 2002 and March 31, 2001, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity.

                  For financing activity for the three months ended March 31, 2002, the Company provided cash of approximately $40,000. Cash payments to third parties for capital lease obligations totaled $10,000; proceeds from notes payable from shareholders totaled $50,000.

                  For financing activity for the three months ended March 31, 2001, the Company utilized cash of approximately $11,000. Cash payments to third parties for capital lease obligations approximated $5,000; cash payments to shareholders totaled $8,000; and cash proceeds for the exercise of stock options totaled $1,875.

                  Officers of the Company have advanced funds in the form of notes payable and accounts payable and guaranteeing bank debt in the past. There is no commitment by these individuals to continue funding the Company or guaranteeing bank debt in the future. However, the Company believes that its current operations and its pursuit of new financing arrangements will allow management to continue to pursue its current plans. However, the Company cannot be certain that it will be successful in efforts to raise additional new funds.

                  INVESTORS ARE REFERRED TO AND SHOULD SPECIFICALLY CONSIDER THE RISKS AND SPECULATIVE FACTORS INHERENT IN AND AFFECTING THE BUSINESS OF THE COMPANY AND THE COMPANY'S COMMON STOCK AS SET FORTH IN THE COMPANY'S 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001 AT PAGES 21-24.

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

10(j)    **       National Aeronautics Space Administration Contract dated April
                  8, 1999.

10(k)    **       National Science Foundation award dated August 26, 1999.

10(l)    **       National Science Foundation award dated November 27, 2000.

10(m)    **       10% Subordinated Promissory Note dated March 1, 1993.

10(n)    ***      National Science Foundation award dated August 2, 2001 .

10(o)    ****     Taratac Corporation consulting agreement dated January 29,
                  2002.

10(p)    ****     Promissory note dated March 18, 2002.

--------------
*        Filed with the Company's initial Form 10-SB on September 28, 2000.
**       Filed with the Company's Form 10-SB Amendment No. 1 on January 3, 2001.
***      Filed with the Company's Form 10KSB on April 1, 2002.
****     Filed with the Company's Form 10-QSB on May 9, 2002.

                  (b)      REPORTS ON FORM 8-K.

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SUPERCONDUCTIVE COMPONENTS, INC.


Date: May 9, 2002                               /s/ Daniel Rooney
                                                --------------------------------
                                                Daniel Rooney, President and
                                                Chief Executive Officer
                                                 (Principal Executive Officer)