Form 10QSB
period 2002-06-30
SUPERCONDUCTIVE COMPONENTS INC
filed 2002-08-14
CIK 830616

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from              to
                               ------------    ----------------

                         Commission file number: 0-31641

                        SUPERCONDUCTIVE COMPONENTS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                          31-0121318
      -------------------                               ------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                  1145 CHESAPEAKE AVENUE, COLUMBUS, OHIO 43212
                  --------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (614) 486-0261
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 1,823,256 shares of Common Stock, without par value, were outstanding at July 31, 2002.

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS
                                -----------------


                                                                                              PAGE NO.
                                                                                              --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Balance Sheets as of June 30, 2002 (unaudited)
                           and December 31, 2001                                                   3 - 4

                      Statements of Operations For the Three Months and Six Months
                           Ended June 30, 2002 and 2001 (unaudited)                                  5

                      Statements of Cash Flows For the Six Months
                           Ended June 30, 2002 and 2001(unaudited)                                 6 - 7

                      Notes to Financial Statements (unaudited)                                    8 - 10


         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                        11 - 15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        N/A

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                        N/A

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              15

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 16

         Signatures.                                                                                16

                         SUPERCONDUCTIVE COMPONENTS, INC.

                                   BALANCE SHEETS

                                      ASSETS
                                      ------

                                                                      JUNE 30,        DECEMBER 31,
                                                                        2002            2001
                                                                        ----            ----
                                                                    (UNAUDITED)
CURRENT ASSETS
  Cash                                                              $     20,187         118,083
   Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $15,000
         and $13,000, respectively                                       391,648         365,141

    Related party receivables                                              7,708           4,616

    Employees                                                             14,487          15,625

    Other                                                                    607          20,814

 Inventories                                                             834,003         857,992

 Prepaid expenses                                                         67,698          12,851
                                                                    ------------     -----------
       Total current assets                                            1,336,338       1,395,122
                                                                    ------------     -----------

PROPERTY AND EQUIPMENT,
 AT COST

  Machinery and equipment                                              2,339,482       2,306,128

  Furniture and fixtures                                                  22,124          20,424

  Leasehold improvements                                                 346,823         346,823
                                                                    ------------     -----------

                                                                       2,708,429       2,673,375

  Less accumulated depreciation                                       (2,041,072)     (1,919,358)
                                                                    ------------     -----------
                                                                         667,357         754,017
                                                                    ------------     -----------


OTHER ASSETS
  Intangibles                                                             43,441          43,992
                                                                    ------------     -----------



TOTAL ASSETS                                                        $  2,047,136     $ 2,193,131
                                                                    ============     ===========


     The accompanying notes are an integral part of these financial statements.

                          SUPERCONDUCTIVE COMPONENTS, INC.

                                   BALANCE SHEETS


                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                JUNE 30,     DECEMBER 31,
                                                                  2002           2001
                                                                  ----           ----
                                                              (UNAUDITED)

CURRENT LIABILITIES
  Capital lease obligation, current portion                  $    43,487    $    41,596
  Capital lease obligation, shareholder, current portion          36,485         25,161
  Note payable shareholders, current portion                      58,000         34,000
  Accounts payable                                               318,316        318,954
  Accounts payable, shareholders                                  18,931          7,426
  Accrued contract expenses                                       98,229        179,748
  Accrued personal property taxes                                 54,193         54,384
  Accrued expenses                                                33,079         42,450
                                                             -----------    -----------
         Total current liabilities                               660,720        703,719
                                                             -----------    -----------
CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                  81,633        103,865
                                                             -----------    -----------
CAPITAL LEASE OBLIGATION, SHAREHOLDER, NET OF
 CURRENT PORTION                                                  31,943         43,267
                                                             -----------    -----------

NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
 PORTION                                                         110,270         84,270
                                                             -----------    -----------

REDEEMABLE CONVERTIBLE PREFERRED
STOCK (Series A)
 10% cumulative, nonvoting, no par value,
   $1,000 stated value, liquidation and
   mandatory redemption at stated value per
   share plus unpaid and accumulated
   dividends of $238.33 and $188.33 per share respectively       122,595        111,176
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES                                         --             --
                                                             -----------    -----------
SHAREHOLDERS' EQUITY
  Convertible preferred stock, Series B, 10%
  cumulative, nonvoting, no par
     value, $10 stated value, optional
      redemption at 103%                                         346,907        333,136
  Common stock, no par value, authorized 15,000,000
     shares; 1,823,256 shares issued and outstanding           6,370,216      6,366,966
  Additional paid-in capital                                      21,938         47,127
  Accumulated deficit                                         (5,699,086)    (5,600,395)
                                                             -----------    -----------
                                                               1,039,975      1,146,834
                                                             -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 2,047,136    $ 2,193,131
                                                             ===========    ===========


     The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                             2002               2001       2002               2001
                                             ----               ----       ----               ----

SALES REVENUE                             $   642,445    $   801,366    $ 1,356,593    $ 1,691,110
CONTRACT RESEARCH REVENUE                      74,302        103,705        143,533        274,141
                                          -----------    -----------    -----------    -----------
                                              716,747        905,071      1,500,126      1,965,251
                                          -----------    -----------    -----------    -----------

COST OF SALES REVENUE                         424,225        471,134        952,003      1,072,409
COST OF CONTRACT RESEARCH                      69,230        100,769        138,461        223,686
                                          -----------    -----------    -----------    -----------
                                              493,455        571,903      1,090,464      1,296,095
                                          -----------    -----------    -----------    -----------

GROSS MARGIN                                  223,292        333,168        409,662        669,156

GENERAL AND ADMINISTRATIVE EXPENSES           230,475        262,360        443,082        407,612

SALES AND PROMOTIONAL EXPENSES                 52,975         60,127         94,488        126,095
                                          -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                 (60,158)        10,681       (127,908)       135,449
                                          -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
  Interest, net                                (4,854)        (3,275)        (9,010)       (10,280)
  Insurance proceeds                           39,083             --         39,083             --
  Miscellaneous, net                             (428)          (838)          (856)            49
                                          -----------    -----------    -----------    -----------
                                               33,801         (4,113)        29,217        (10,231)
                                          -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAX               (26,357)         6,568        (98,691)       125,218

INCOME TAX EXPENSE                                 --             --             --             --
                                          -----------    -----------    -----------    -----------

NET INCOME (LOSS)                             (26,357)         6,568        (98,691)       125,218

DIVIDENDS ON PREFERRED STOCK                   (9,361)        (9,360)       (18,721)       (18,721)

ACCRETION OF REDEEMABLE CONVERTIBLE
 PREFERRED (SERIES A)                          (2,587)        (2,928)        (6,468)        (5,856)
                                          -----------    -----------    -----------    -----------

INCOME (LOSS) APPLICABLE TO COMMON
 SHARES                                   $   (38,305)        (5,720)   $  (123,880)   $   100,641
                                          ===========    ===========    ===========    ===========

EARNINGS PER SHARE - BASIC AND DILUTIVE
 (Note 2)

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                   $     (0.02)         (0.00)   $     (0.07)   $      0.06
                                          ===========    ===========    ===========    ===========
  Dilutive                                $     (0.02)         (0.00)   $     (0.07)   $      0.06
                                          ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                     1,823,256      1,821,858      1,823,256      1,819,963
                                          ===========    ===========    ===========    ===========
  Dilutive                                  1,823,256      1,821,858      1,823,256      1,819,963
                                          ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)


                                                                                2002        2001
                                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $ (98,691)   $ 125,218
                                                                             ---------    ---------
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation                                                               121,714      100,737
    Amortization                                                                 1,485        1,226
    Inventory reserve                                                               --      (21,000)
    Provision for doubtful accounts
                                                                                 2,000       (9,000)
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                                     (7,003)    (164,347)
        Inventories                                                             23,989     (266,412)
        Prepaid expenses                                                       (54,847)      16,446
        Other assets                                                              (935)      (2,072)
      Increase (decrease) in liabilities:
        Accounts payable                                                        10,867      207,219
        Accrued expenses                                                       (91,080)     (30,534)
                                                                             ---------    ---------
          Total adjustments                                                      6,190     (167,737)
                                                                             ---------    ---------
              Net cash used in operating activities                            (92,501)     (42,519)
                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                          (35,054)    (107,866)
                                                                             ---------    ---------
              Net cash used in investing activities                            (35,054)    (107,866)
                                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) on note payable, shareholders
                                                                                50,000      (12,000)
  Principal payments on capital lease obligations
                                                                               (20,341)     (15,540)
  Proceeds from exercise of common stock options                                    --        2,279
                                                                             ---------    ---------
              Net cash provided by (used in) financing activities               29,659      (25,261)
                                                                             ---------    ---------



The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                  (UNAUDITED)

                                                                      2002          2001
                                                                      ----          ----
NET DECREASE IN CASH                                                  (97,896)    (175,646)

CASH - Beginning of period                                            118,083      202,406
                                                                    ---------    ---------

CASH - End of period                                                $  20,187    $  26,760
                                                                    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the years for:
    Interest                                                        $  11,696    $  11,059
    Income taxes                                                    $      --    $      --

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES

  Common stock was issued as partial payment for accounts payable   $      --    $  19,000

  Property and equipment was purchased by capital lease             $      --    $  97,911







   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.           BUSINESS ORGANIZATION AND PURPOSE

                  Superconductive Components, Inc. (the "Company") is an Ohio corporation that was incorporated in May 1987. The Company was formed to develop, manufacture and sell materials using superconductive principles. Operations have since been expanded to include the manufacture and sale of non-superconductive materials. The Company's domestic and international customer base is primarily in the thin film battery, high temperature superconductor, lens and optical coatings, research, electronics and functional coatings industries.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2001. Interim results are not necessarily indicative of results for the full year.

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

NOTE 3.           INVENTORY

                  Inventory is comprised of the following:




                                  JUNE 30,   DECEMBER 31,
                                    2002        2001
                                    ----        ----
                                (unaudited)

            Raw materials       $ 562,992    $ 562,327
            Work-in-progress      148,839      121,908
            Finished goods        159,961      211,546
            Inventory reserve     (37,789)     (37,789)
                                ---------    ---------
                                $ 834,003    $ 857,992
                                =========    =========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4.           COMMON STOCK AND STOCK OPTIONS

                  The following options were granted under the 1995 Stock Option Plan during the period:

        GRANT DATE              # OPTIONS GRANTED         OPTION PRICE
        ----------              -----------------         ------------

        May 9, 2002                     40,000              $    1.55


NOTE 5.           EARNINGS PER SHARE

                  Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. The following is provided to reconcile the earnings per share calculations:

                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                 2002              2001            2002              2001
                                                 ----              ----            ----              ----

                  Income (loss) applicable
                   to common shares          $   (38,305)   $    (5,720)   $  (123,880)   $   100,641
                                             ===========    ===========    ===========    ===========

                  Weighted average
                   common shares
                   outstanding - basic         1,823,256      1,821,858      1,823,256      1,819,963

                  Effect of dilutions
                   stock options                      --             --             --             --
                                             -----------    -----------    -----------    -----------
                  Weighted average
                   shares outstanding -
                   diluted                     1,823,256      1,821,858      1,823,256      1,819,963
                                             ===========    ===========    ===========    ===========


NOTE 6.           SEGMENT REPORTING

                  The Company has, in the past, reported financial results in terms of TMI and SCI segments. In the Company's Form 10-KSB for the year ended December 31, 2001, the Company announced that it would no longer operate the TMI and SCI divisions separately, but rather, would combine the divisions into a single operating unit, and therefore, would cease reporting financial results separate for the two divisions beginning in 2002. Accordingly, this report does not report financial results separate for the two divisions. It was management's opinion that a single streamlined company will benefit in the following areas: manufacturing efficiencies and manufacturing cost containment;

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  improved sales through the merging of the strengths of the two material businesses; and improvements in quality through increased availability of analytical equipment and personnel.

                  The Company publicly announced its new corporate structure on July 1, 2002 and stated that SCI Engineered Materials would become the trade name of the Company.

NOTE 7.           RELATED PARTY TRANSACTIONS

                  The Company retained a related party to provide management assistance for a fee of $14,550 per month beginning January 15, 2002. This agreement was terminated after three (3) months and all fees have been paid.

NOTE 8.           REDEEMABLE CONVERTIBLE PREFERRED STOCK (SERIES A)

                  Effective May 31, 2002, the 99 shares of Series A redeemable convertible preferred stock ($99,000) and accrued dividends ($23,595) became fully redeemable by the Company.
                  The Chairman of the Board owns these shares. At June 30, 2002, the Company still owes the total outstanding balance of $122,595.

                        SUPERCONDUCTIVE COMPONENTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

                  The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical fact and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

                  RESULTS OF OPERATIONS

                  CRITICAL ACCOUNTING POLICIES

                  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-KSB for the year ended December 31, 2001 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us

                        SUPERCONDUCTIVE COMPONENTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit to our Company. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

                  To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $5,699,086 from inception to June 30, 2002.

                  SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED):

                  REVENUES

                  Revenues for the six months ended June 30, 2002 were $1,500,126 compared to $1,965,251, a decrease of $465,125 or
                  23.7% from the six months ended June 30, 2001.

                  Product revenues decreased to $1,356,593 in 2002 from $1,691,110 in 2001 or a decrease of 19.8%. The decline in revenues for the first six months is due to lower product shipments as a result of the weak U.S. economy and lower sales of tantalum and various scrap metals compared to the same period last year.

                  Contract research revenues were $143,533 in 2002 as compared to $274,141 in 2001. The decrease is due to a Phase I SBIR grant from the National Science Foundation that expired in the first half of 2001. Revenues of $100,000 from this grant are included in first half 2001 revenues. In addition, the first quarter 2001 includes revenues from a Phase II SBIR grant from the National Aeronautics and Space Administration. This grant ended March 31, 2001 and $70,454 of revenue was recognized in the first half of 2001.

                  The Company was awarded a $300,000 extension to a Phase II SBIR grant from the National Science Foundation in the third quarter of 2001 and $138,462 of revenue was recognized in the first six months of 2002.

                  The Company was awarded a $100,000 Phase I SBIR grant from the Department of Energy in May 2002. This grant will be executed in the third quarter of 2002.

                  GROSS MARGIN

                  Total gross margin in 2002 was $409,662 or 27.3% of total revenue compared to $669,156 or 34.0% in 2001.

                  Gross margin on product revenue was 29.8% in 2002 versus 36.6% in 2001. The decrease is due to sales of scrap metal in the first half of 2001.

                        SUPERCONDUCTIVE COMPONENTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  Gross margin on contract research revenue was 3.5% for 2002 compared to 18.4% in 2001. The decrease in gross margin on contract research revenue was due to the expiration of a Phase I SBIR grant from the National Science Foundation, which began in January 2001, and lower sub-contractor costs in the first half of 2001.

                  SELLING EXPENSE

                  Selling expense in 2002 decreased to $94,488 from $126,095 in 2001, a decrease of 25.1%. The decrease is due to a reduced staff and lower commission expense compared to first quarter 2001.

                  GENERAL AND ADMINISTRATIVE EXPENSE

                  General and administrative expense in 2002 increased to $443,082 from $407,612 or 8.7%. The increase in these costs is due primarily to consulting services for management assistance and for the use of production utilization consultants and implementing their suggestions for lean manufacturing. These two projects represented $31,906 for the first half of 2002.

                  RESEARCH AND DEVELOPMENT EXPENSE

                  Internal research and development costs are expensed as incurred. Research and development costs, including testing, for 2002 was $88,395 compared to $76,617 in 2001, an increase of 15.4%. Internal research and development costs increased due to an increase in staff.

                  INTEREST EXPENSE

                  Interest expense was $11,696 for the six months ended June 30, 2002 compared to $11,861 for the six months ended June 30, 2001.

                  INCOME (LOSS) APPLICABLE TO COMMON SHARES

                  BASIC

                  Net income (loss) per common share based on the income (loss) applicable to common shares for the six months ended June 30, 2002 and 2001 was $(0.07) and $0.06, respectively. The income
                  (loss) applicable to common shares includes the net income
                  (loss) from operations, Series A and B preferred stock dividends and the accretion of Series A preferred stock. The net income (loss) per common share from operations was $(0.05) and $0.07, respectively. The difference between the net loss from operations and the loss applicable to common shares of $(0.02) and $(0.01), respectively, is a result of the preferred position that the preferred shareholders have in comparison to the common shareholders.

                  Dividends on the Series A and B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series A preferred stock totaled $4,950 for each period. Dividends on the Series B preferred stock totaled $13,771 for each period. The accretion of Series A preferred stock represents issue costs of $70,277 that were netted against the proceeds of Series A preferred stock. The issue costs are being

                        SUPERCONDUCTIVE COMPONENTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  amortized over the payout period of seven years of income
                  (loss) applicable to common shares and additional paid-in capital. The accretion totaled $6,468 for the first half of 2002 and $5,856 for the first half of 2001.

                  Basic earnings per common share for the six months ended June 30, 2002 were $(0.07) per share with 1,823,256 average common shares outstanding as compared to $0.06 per share and 1,819,963 weighted average common shares outstanding for the six months ended June 30, 2001.

                  DILUTED

                  Diluted earnings per common share for the six months ended June 30, 2002 were $(0.07) per share with 1,823,256 average common shares outstanding as compared to $0.06 per share and 1,819,963 weighted average common shares outstanding for the six months ended June 30, 2001. For the six months ended June 30, 2002, all outstanding common stock equivalents are anti-dilutive due to the net loss.

                  LIQUIDITY AND WORKING CAPITAL

                  At June 30, 2002, working capital was $675,618 compared to $799,723 at June 30, 2001. The Company utilized cash from operations for the six months ended June 30, 2002 and 2001 of approximately $93,000 and $42,000, respectively. Significant non-cash items including depreciation and inventory reserve on excess and obsolete inventory were approximately $123,000 and $80,000, respectively, for the six months ended June 30, 2002 and 2001. Overall, accounts receivable, inventory, and prepaids increased in excess of accounts payable and accrued expenses by approximately $118,000 and $238,000, respectively, as a result of timing of receipt of inventory versus required scheduled payments on this inventory and increased prepaid expenses.

                  For investing activities, the Company used cash of approximately $35,000 and $108,000, for the six months ended June 30, 2002 and June 30, 2001, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity.

                  For financing activity for the six months ended June 30, 2002, the Company provided cash of approximately $30,000. Cash payments to third parties for capital lease obligations approximated $20,000; proceeds from notes payable from shareholders totaled $50,000.

                  For financing activity for the six months ended June 30, 2001, the Company utilized cash of approximately $25,000. Cash payments to third parties for capital lease obligations approximated $16,000; cash payments to shareholders totaled $12,000; and cash proceeds for the exercise of stock options totaled $2,279.

                  Series A redeemable convertible preferred stock and accrued dividends in the amount of $122,595 is outstanding at June 30, 2002 and was due May 31, 2002. Management is working with the Chairman of the Board, who owns all of the Series A redeemable convertible preferred stock, to negotiate repayment terms.

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


                                   PART II          OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The Company held its annual meeting of shareholders on May 9, 2002, for the purpose of electing four directors to the board of directors of the Company and to approve and adopt an amendment to the Company's 1995 Stock Option Plan.

                  (b) At the annual meeting of shareholders all directors nominated were elected.

                  (c) The following table shows the voting tabulation for each matter voted upon at the annual meeting of shareholders:

                  Proposal 1: The election of four directors, each to serve for terms expiring at the next annual meeting of shareholders.

                                                      NUMBER OF SHARES

                                                                WITHHOLD
                  NOMINEES                          FOR        AUTHORITY
                  --------                          ---        ---------
                  Robert J. Baker, Jr.          1,395,974        1,010
                  Edward R. Funk                1,396,054          930
                  Daniel Rooney                 1,336,044       60,940
                  Edward W. Ungar               1,396,054          930

                  Proposal 2: To approve and adopt an amendment to the Company's 1995 Stock Option Plan to increase the shares available for issuance under the plan from 600,000 to 900,000 shares.

                             FOR           AGAINST                ABSTAIN
                             ---           -------                -------
                           978,242          9,414                  6,396

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS.

                  10(a)    Department of Energy Award dated May 29, 2002.

                  99(a) Certification of CEO under Section 906 of Sarbanes-Oxley Act of 2002.

                  99(b) Certification of CFO under Section 906 of Sarbanes-Oxley Act of 2002.

         (B)      REPORTS ON FORM 8-K.

                  None.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SUPERCONDUCTIVE COMPONENTS, INC.


Date:  August 14, 2002             /s/ Daniel Rooney
                                   -----------------------------------
                                   Daniel Rooney, President and Chief Executive
                                   Officer
                                   (Principal Executive Officer)

                                   /s/ Gerald S. Blaskie
                                   --------------------------------------------
                                   Gerald S. Blaskie, Chief Financial Officer
                                   (Principal Financial Officer)