Form 10QSB
period 2002-09-30
SUPERCONDUCTIVE COMPONENTS INC
filed 2002-11-08
CIK 830616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------------

                         Commission file number: 0-31641

                        SUPERCONDUCTIVE COMPONENTS, INC.
             (Exact name of registrant as specified in its charter)

              OHIO                                             31-0121318
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

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 1,823,256 shares of Common Stock, without par value, were outstanding at October 31, 2002.

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                          PAGE NO.
                                                                                          --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Balance Sheets as of September 30, 2002 (unaudited)
                           and December 31, 2001                                            3 - 4

                      Statements of Operations For the Three Months and Nine Months
                           Ended September 30, 2002 and 2001 (unaudited)                      5

                      Statements of Cash Flows For the Nine Months
                           Ended September 30, 2002 and 2001(unaudited)                     6 - 7

                      Notes to Financial Statements (unaudited)                            8 - 10


         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                  11-15

         Item 3.  Controls and Procedures                                                    15

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                         N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                 N/A

         Item 3.  Defaults Upon Senior Securities.                                           N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                       N/A

         Item 5.  Other Information.                                                         N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                          16

         Signatures.                                                                         16

         Certifications of CEO and CFO.                                                     17-18


                          PART I. FINANCIAL INFORMATION

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                          SEPTEMBER 30,      DECEMBER 31,
                                                               2002              2001
                                                          -------------      ------------
                                                          (UNAUDITED)
CURRENT ASSETS
  Cash                                                       $    43,654    $   118,083
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $17,000
         and $13,000, respectively                               401,043        365,141
    Contracts Receivable                                          59,976             --
    Related party receivables                                     11,257          4,616
    Employees                                                     12,876         15,625
    Other                                                            891         20,814
 Inventories                                                     845,142        857,992
 Prepaid expenses                                                 49,542         12,851
                                                             -----------    -----------
       Total current assets                                    1,424,381      1,395,122
                                                             -----------    -----------
PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                      2,360,660      2,306,128
  Furniture and fixtures                                          22,124         20,424
  Leasehold improvements                                         346,823        346,823
                                                             -----------    -----------
                                                               2,729,607      2,673,375
  Less accumulated depreciation                               (2,093,523)    (1,919,358)
                                                             -----------    -----------
                                                                 636,084        754,017
                                                             -----------    -----------
OTHER ASSETS
  Intangibles                                                     43,990         43,992
                                                             -----------    -----------
TOTAL ASSETS                                                 $ 2,104,455    $ 2,193,131
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         SUPERCONDUCTIVE COMPONENTS, INC.

                                   BALANCE SHEETS

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2002            2001
                                                          -------------    ------------
                                                           (UNAUDITED)

CURRENT LIABILITIES
  Capital lease obligation, current portion                $    42,366    $    41,596
  Capital lease obligation, shareholder, current portion        42,289         25,161
  Note payable shareholders, current portion                    70,000         34,000
  Accounts payable                                             422,246        318,954
  Accounts payable, shareholders                                24,116          7,426
  Accrued contract expenses                                     18,548        179,748
  Accrued personal property taxes                               40,501         54,384
  Accrued expenses                                              75,184         42,450
                                                           -----------    -----------
        Total current liabilities                              735,250        703,719
                                                           -----------    -----------
CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                72,249        103,865
                                                           -----------    -----------
CAPITAL LEASE OBLIGATION, SHAREHOLDER, NET OF
 CURRENT PORTION                                                26,139         43,267
                                                           -----------    -----------
NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
 PORTION                                                        98,270         84,270
                                                           -----------    -----------
REDEEMABLE CONVERTIBLE PREFERRED
STOCK (Series A)
 10% cumulative, nonvoting, no par value,
 $1,000 stated value, liquidation and
 mandatory redemption at stated value
 per share plus unpaid and accumulated
 dividends of $230.00 and $188.33 per
 share respectively                                            121,770        111,176
                                                           -----------    -----------
COMMITMENTS AND CONTINGENCIES                                       --             --
                                                           -----------    -----------
SHAREHOLDERS' EQUITY
  Convertible preferred stock, Series B, 10%
   cumulative, nonvoting, no par
   value, $10 stated value, optional
   redemption at 103%                                          353,792        333,136
 Common stock, no par value, authorized 15,000,000
   shares; 1,823,256 shares issued and outstanding           6,378,216      6,366,966
 Additional paid-in capital                                     15,877         47,127
 Accumulated deficit                                        (5,697,108)    (5,600,395)
                                                           -----------    -----------
                                                             1,050,777      1,146,834
                                                           -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 2,104,455    $ 2,193,131
                                                           ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

               THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                  ---------------------------------------------
                                   (UNAUDITED)

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                            --------------------------   ---------------------------
                                                2002            2001         2002               2001
                                                ----            ----         ----               ----
SALES REVENUE                                   794,803    $   820,044    $ 2,151,396    $ 2,511,154
CONTRACT RESEARCH REVENUE                        68,376         71,769        211,909        345,910
                                            -----------    -----------    -----------    -----------
                                                863,179        891,813      2,363,305      2,857,064
                                            -----------    -----------    -----------    -----------
COST OF SALES REVENUE                           518,479        513,250      1,470,482      1,585,659
COST OF CONTRACT RESEARCH                        71,544         42,369        210,005        266,055
                                            -----------    -----------    -----------    -----------
                                                590,023        555,619      1,680,487      1,851,714
                                            -----------    -----------    -----------    -----------
GROSS MARGIN                                    273,156        336,194        682,818      1,005,350

GENERAL AND ADMINISTRATIVE EXPENSES             200,983        244,708        644,065        652,320

SALES AND PROMOTIONAL EXPENSES                   63,088         52,249        157,576        178,344
                                            -----------    -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS                     9,085         39,237       (118,823)       174,686
                                            -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Interest, net                                  (6,679)        (3,291)       (15,689)       (13,571)
  Insurance proceeds                                 --             --         39,083             --
  Miscellaneous, net                               (428)          (298)        (1,284)          (249)
                                            -----------    -----------    -----------    -----------
                                                 (7,107)        (3,589)        22,110        (13,820)
                                            -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAX                   1,978         35,648        (96,713)       160,866

INCOME TAX EXPENSE                                   --             --             --             --
                                            -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                 1,978         35,648        (96,713)       160,866

DIVIDENDS ON PREFERRED STOCK                     (6,061)        (9,360)       (24,781)       (28,081)

ACCRETION OF REDEEMABLE CONVERTIBLE
 PREFERRED (SERIES A)                                --         (3,881)        (6,469)        (9,737)
                                            -----------    -----------    -----------    -----------
INCOME (LOSS) APPLICABLE TO COMMON
 SHARES                                     $    (4,083)   $    22,407    $  (127,963)   $   123,048
                                            ===========    ===========    ===========    ===========
EARNINGS PER SHARE - BASIC AND DILUTIVE
 (Note 2)

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                     $     (0.00)   $      0.01    $     (0.07)   $      0.07
                                            ===========    ===========    ===========    ===========
  Dilutive                                  $     (0.00)   $      0.01    $     (0.07)   $      0.07
                                            ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                       1,823,256      1,821,926      1,823,256      1,820,618
                                            ===========    ===========    ===========    ===========
  Dilutive                                    1,823,256      1,821,926      1,823,256      1,820,618
                                            ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                  ---------------------------------------------
                                   (UNAUDITED)

                                                                                2002        2001
                                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                         $  (96,713)   $ 160,866
                                                                            ----------    ---------

  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation                                                               174,165      156,171
    Amortization                                                                 2,228        1,838
    Inventory reserve                                                               --      (20,059)
    Provision for doubtful accounts                                              4,000       (9,000)
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                                    (72,596)     (41,052)
        Inventories                                                             12,850     (243,637)
        Prepaid expenses                                                       (36,691)      28,617
        Other assets                                                            (2,227)      (4,550)
      Increase (decrease) in liabilities:
        Accounts payable                                                       119,982      124,932
        Accrued expenses                                                      (142,349)     123,966
                                                                            ----------    ---------
          Total adjustments                                                     59,362      117,226
                                                                            ----------    ---------
            Net cash provided by (used in) operating activities                (37,351)     278,092
                                                                            ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                          (56,232)    (151,732)
                                                                            ----------    ---------
            Net cash used in investing activities                              (56,232)    (151,732)
                                                                            ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) on note payable, shareholders                             50,000      (14,000)
  Principal payments on capital lease obligations                              (30,846)     (26,473)
  Proceeds from exercise of common stock options                                    --        4,125
                                                                            ----------    ---------
            Net cash provided by (used in) financing activities                 19,154      (36,348)
                                                                            ----------    ---------

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                  ---------------------------------------------
                                   (UNAUDITED)

                                                                      2002           2001
                                                                      ----           ----
NET INCREASE (DECREASE) IN CASH                                      (74,429)        90,012

CASH - Beginning of period                                           118,083        202,406
                                                                    --------       --------
CASH - End of period                                                $ 43,654       $292,418
                                                                    ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the years for:
  Interest                                                          $  8,699       $ 14,135
  Income taxes                                                      $     --       $     --

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES

  Common stock was issued as partial payment for accounts payable   $     --       $ 19,000

  Property and equipment was purchased by capital lease             $     --       $ 97,911



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

NOTE 3.           INVENTORY

                  Inventory is comprised of the following:


                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       2002          2001
                                                       ----          ----
                                                    (unaudited)

                  Raw materials                      $536,741      $562,327
                  Work-in-progress                    164,248       121,908
                  Finished goods                      181,942       211,546
                  Inventory reserve                   (37,789)      (37,789)
                                                     --------      --------
                                                     $845,142      $857,992
                                                     ========      ========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4.           COMMON STOCK AND STOCK OPTIONS

                  The following options were granted under the 1995 Stock Option Plan during the three months ended September 30, 2002:

                        GRANT DATE    # OPTIONS GRANTED     OPTION PRICE
                        ----------    -----------------     ------------

                      July 15, 2002          50,000            $1.55

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

                       Three months ended Sept. 30,  Nine months ended Sept. 30,
                           2002          2001            2002           2001
                           ----          ----            ----           ----
Income (loss) applicable
 to common shares        $  (4,083)    $   22,407      $ (127,963)    $  123,048
                         =========      =========       =========      =========
Weighted average
 common shares
 outstanding - basic     1,823,256      1,821,926       1,823,256      1,820,618

Effect of dilutions
 stock options                  --             --              --             --
                         ---------      ---------       ---------      ---------
Weighted average
 shares outstanding -
 diluted                 1,823,256      1,821,926       1,823,256      1,820,618
                         =========      =========       =========      =========


NOTE 6.           SEGMENT REPORTING

                  The Company has, in the past, reported financial results in terms of Superconductive Components Inc. (SCI) and Target Materials Inc. (TMI) segments. In the Company's Form 10-KSB for the year ended December 31, 2001, the Company announced that it would no longer operate the TMI and SCI divisions separately, but rather, would combine the divisions into a single operating unit, and therefore, would cease reporting financial results separate for the two divisions beginning in 2002. Accordingly, this report does not report financial results separate for the two divisions. It was management's opinion that a single streamlined company will benefit in the following areas: manufacturing efficiencies and manufacturing cost containment; improved sales

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  through the merging of the strengths of the two material businesses; and improvements in quality through increased availability of analytical equipment and personnel.

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

NOTE 8.           REDEEMABLE CONVERTIBLE PREFERRED STOCK (SERIES A)

                  Effective May 31, 2002, the 99 shares of Series A redeemable convertible preferred stock ($99,000) and accrued dividends ($22,770) became fully redeemable by the Company.

                  The Chairman of the Board owns these shares. At September 30, 2002, the Company still owes the total outstanding balance of $121,770.

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

                  To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $5,697,108 from inception to September 30, 2002.

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED):

                  REVENUES

                  Revenues for the nine months ended September 30, 2002 were $2,363,305 compared to $2,857,064, a decrease of $493,759 or
                  17.3% from the nine months ended September 30, 2001.

                  Product revenues decreased to $2,151,396 in 2002 from $2,511,154 in 2001 or a decrease of 14.3%. The decline in revenues for the first nine months is due to lower product shipments as a result of the weak U.S. economy and lower sales of tantalum and various scrap metals compared to the same period last year.

                  Contract research revenues were $211,909 in 2002 as compared to $345,910 in 2001. The decrease is due to a Phase I SBIR grant from the National Science Foundation that expired in 2001. Revenues of $100,000 from this grant are included in 2001 revenues. In addition, 2001 included revenues from a Phase II SBIR grant from the National Aeronautics and Space Administration. This grant ended March 31, 2001 and $70,454 of revenue was recognized in 2001.

                  The Company was awarded a $300,000 extension to a Phase II SBIR grant from the National Science Foundation in the third quarter of 2001 and $184,616 of revenue was recognized in the first nine months of 2002.

                  The Company was awarded a $100,000 Phase I SBIR from the Department of Energy in May 2002. This grant began in August 2002 and $22,222 of revenue was recognized in the third quarter of 2002.

                  The Company became a member of a team led by Oxford Instruments Superconducting Technology, that was awarded a grant from the Department of Energy Superconductivity Partnership Initiative Program. This program will begin in the fourth quarter of 2002.

                        SUPERCONDUCTIVE COMPONENTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  GROSS MARGIN

                  Total gross margin in 2002 was $682,818 or 28.9% of total revenue compared to $1,005,350 or 35.2% in 2001. Gross margin on product revenue was 31.6% in 2002 versus 36.9% in 2001. The decrease was due to sales of scrap metal in 2001. Gross margin on contract research revenue was 0.9% for 2002 compared to 23.1% in 2001. The decrease in gross margin on contract research revenue was due to the expiration of a Phase I SBIR grant from the National Science Foundation, which began in January 2001, and lower sub-contractor costs in 2001.

                  SELLING EXPENSE

                  Selling expense in 2002 decreased to $157,576 from $178,344 in 2001, a decrease of 11.6%. The decrease was due to a reduced staff and lower commission expense compared to 2001.

                  GENERAL AND ADMINISTRATIVE EXPENSE

                  General and administrative expense in 2002 decreased to $644,065 from $652,320 or 1.3%. The decrease in these costs was due primarily to a reduction in administrative staff and a reduction in legal and accounting fees. Some of these savings are offset by consulting services for management assistance and for the use of production utilization consultants and implementation of their suggestions for lean manufacturing. These projects represented $54,821 for the first nine months of 2002.

                  RESEARCH AND DEVELOPMENT EXPENSE

                  Internal research and development costs are expensed as incurred. Research and development costs, including testing, for 2002 were $133,915 compared to $125,070 in 2001, an increase of 7.1%. Internal research and development costs increased due to an increase in research staff.

                  INTEREST EXPENSE

                  Interest expense was $19,509 for the nine months ended September 30, 2002 compared to $16,767 for the nine months ended September 30, 2001. Interest expense to related parties was $10,810 and $2,632 for the nine months ended September 30, 2002, and September 30, 2001, respectively.

                  INCOME (LOSS) APPLICABLE TO COMMON SHARES

                  BASIC

                  Net income (loss) per common share based on the income (loss) applicable to common shares for the nine months ended September 30, 2002 and 2001 was $(0.07) and $0.07, respectively. The income (loss) applicable to common shares includes the net income (loss) from operations, Series A and B preferred stock dividends and the accretion of Series A preferred stock. The net income (loss) per common share from operations was $(0.05) and $0.09, respectively. The difference between the net loss from operations and

                        SUPERCONDUCTIVE COMPONENTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  the loss applicable to common shares of $(0.02) and $(0.02), respectively, is a result of the preferred position that the preferred shareholders have in comparison to the common shareholders.

                  Dividends on the Series A and B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series A preferred stock totaled $4,125 for the nine months ended September 30, 2002 and $7,425 for the nine months ended September 30, 2001. Dividends on the Series B preferred stock totaled $20,656 for each period. The accretion of Series A preferred stock represents issue costs of $70,277 that were netted against the proceeds of Series A preferred stock. The issue costs are being amortized over the payout period of seven years of income (loss) applicable to common shares and additional paid-in capital. The accretion totaled $6,469 for the first nine months of 2002 and $9,737 for the first nine months of 2001.

                  Basic earnings per common share for the nine months ended September 30, 2002, were $(0.07) per share with 1,823,256 average common shares outstanding as compared to $0.07 per share and 1,820,618 weighted average common shares outstanding for the nine months ended September 30, 2001.

                  DILUTED

                  Diluted earnings per common share for the nine months ended September 30, 2002 were $(0.07) per share with 1,823,256 average common shares outstanding as compared to $0.07 per share and 1,820,618 weighted average common shares outstanding for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, all outstanding common stock equivalents are anti-dilutive due to the net loss.

                  LIQUIDITY AND WORKING CAPITAL

                  At September 30, 2002, working capital was $691,465 compared to $874,224 at September 30, 2001. The Company utilized cash from operations for the nine months ended September 30, 2002, of approximately $37,000. The Company provided cash from operations for the nine months ended September 30, 2001, of approximately $278,000. Significant non-cash items including depreciation and inventory reserve on excess and obsolete inventory were approximately $176,000 and $138,000, respectively, for the nine months ended September 30, 2002 and 2001. Overall, accounts receivable, inventory, and prepaids increased in excess of accounts payable and accrued expenses by approximately $123,000 and $12,000, respectively, as a result of timing of receipt of inventory versus required scheduled payments on this inventory and increased prepaid expenses.

                  For investing activities, the Company used cash of approximately $56,000 and $152,000, for the nine months ended September 30, 2002 and September 30, 2001, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity.

                  For financing activity for the nine months ended September 30, 2002, the Company provided cash of approximately $19,000. Cash payments to third parties for capital lease obligations approximated $31,000; proceeds from notes payable from shareholders totaled $50,000.

                        SUPERCONDUCTIVE COMPONENTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  For financing activity for the nine months ended September 30, 2001, the Company utilized cash of approximately $36,000. Cash payments to third parties for capital lease obligations approximated $26,000; cash payments to shareholders totaled $14,000; and cash proceeds for the exercise of stock options totaled $4,125.

                  Series A redeemable convertible preferred stock and accrued dividends in the amount of $121,770 is outstanding at September 30, 2002 and was due May 31, 2002. Management is working with the Chairman of the Board, who owns all of the Series A redeemable convertible preferred stock, to negotiate repayment terms. Management expects to have a resolution prior to the end of the fourth quarter.

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

ITEM 3.           CONTROLS AND PROCEDURES

                  (a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

                  (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

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

                                       SUPERCONDUCTIVE COMPONENTS, INC.


Date:  November 8, 2002                /s/ Daniel Rooney
                                       -----------------------------------------
                                           Daniel Rooney,
                                           President and Chief Executive Officer
                                            (Principal Executive Officer)


                                       /s/ Gerald S. Blaskie
                                       -----------------------------------------
                                           Gerald S. Blaskie,
                                           Chief Financial Officer
                                            (Principal Financial Officer)

                                  CERTIFICATION

I, Daniel Rooney, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Superconductive Components, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                          /s/ Daniel Rooney
                                          -----------------------------------
                                          Daniel Rooney
                                          President and Chief Executive Officer

                                  CERTIFICATION

I, Gerald S. Blaskie, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Superconductive Components, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                                /s/ Gerald S. Blaskie
                                                --------------------------------
                                                Gerald S. Blaskie
                                                Chief Financial Officer