Form 10KSB
period 2002-12-31
SUPERCONDUCTIVE COMPONENTS INC
filed 2003-03-28
CIK 830616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2002

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
Yes    X       No
    --------       ------

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2002, were $2,958,544.

         The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $268,351 on March 17, 2003.

         There were 1,823,256 shares of the Registrant's Common Stock outstanding on March 24, 2003.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       ---  ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                                 TABLE OF CONTENTS
                                                 -----------------
                                                                                                              Page
                                                                                                              ----

                                                      PART I

Item 1.           Description of Business.................................................................      3

Item 2.           Description of Property.................................................................      11

Item 3.           Legal Proceedings.......................................................................      11

Item 4.           Submission of Matters to a Vote of Security Holders.....................................      11


                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters................................     12

Item 6.           Management's Discussion and Analysis or Plan of Operation...............................     13

Item 7.           Financial Statements....................................................................     17

Item 8.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure....................................................................     17

                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                  16(a) of the Exchange Act...............................................................     18

Item 10.          Executive Compensation..................................................................     18

Item 11.          Security Ownership of Certain Beneficial Owners and Management..........................     18

Item 12.          Certain Relationships and Related Transactions..........................................     18

                                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K........................................................     18

Item 14.          Controls and Procedures.................................................................     20

Signatures................................................................................................     21

Certifications of CEO and CFO.............................................................................. 22-23

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 26A of the Securities Act of 1933, as amended. The words "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements, which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in "Description of Business - Risk Factors." The Company undertakes no obligation to publicly update or revise any forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         Superconductive Components, Inc. ("SCI" or the "Company"), an Ohio corporation, was incorporated on May 29, 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive ("HTS") materials. During the Company's 15-year history it has evolved from producing only HTS materials to the production and development of several different ceramic and metal formulations, with applications in a variety of industries from HTS magnets to coatings on optical lens.

         The Company presents itself to the market as SCI Engineered Materials, an operating unit of Superconductive Components Inc. The change to a single operating unit was made to more effectively utilize the Company's resources. The Company controls the manufacturing process and measures performance, in terms of sales, in two categories, Ceramics and Metals, as the products sold are easily separable into these categories. The performance measurements made in these two categories are, however, not conducive to segment reporting as there are many shared operating expenses relating to the production of both Ceramics and Metals that cannot be attributed solely to one or the other.

HISTORY OF THE COMPANY

         The Company was founded in 1987 by Dr. Edward R. Funk and his wife Ingeborg Funk to develop, manufacture, and market High Temperature Superconductive materials (HTS materials), including sputtering targets and ceramic powders for commercial applications of the newly-discovered superconducting ceramics. HTS materials are complex metal oxides - ceramics - of certain stoichiometries (chemical mixture ratios), which exhibit superconducting phenomena when cooled to at least -196(degree) Centigrade. These complex metal oxides are identified as members of the Perovskite family of ceramic materials. Perovskites are a large family of crystalline ceramics that derive their name from the perovskite mineral. The perovskite minerals are the most abundant minerals on earth and have approximately a 2:3 metal-to-oxygen ratio. Copper-oxide superconductors are layered perovskites. The Company's initial efforts were directed toward mastering the manufacturing process for making high temperature superconducting ceramic powders. During this period, the market for high temperature superconductors was very small, estimated at $1 million a year or less, consisting primarily of demonstration kits and small amounts of HTS powder for research purposes. Sales, though relatively small, covered a wide range of superconducting products, including ceramic powders. The Company sold ceramic powders as finished products and in other forms such as pressed pills or pellets, which were achieved by sintering the ceramic powders, and solid shapes. Products sold in such forms were used primarily in research applications.

         Subsequently, the Company began to develop other forms of HTS materials. The Company began to focus on the market for superconducting thin-film materials, made from the Company's sputtering targets. A sputtering target is a metal, alloy or sintered ceramic. The targets are specially sized to fit into a special coating device called a sputtering system, in general the sputtering targets are rectangular or cylindrical in geometry.

         These HTS Physical Vapor Deposition materials are used by customers of the Company in a vapor deposition process to make thin films of the target materials. This process operates in a vacuum, hence, the frequently heard term, vacuum deposition or Physical Vapor Deposition ("PVD"). HTS thin films are then patterned, using techniques similar to those in the semiconductor industry, to manufacture sensors, circuits and other devices, which in turn can be used in medical diagnostics, geological exploration, advanced radar, wireless communication and other niche applications.

         Despite our efforts, a broad market for HTS materials had not developed and therefore, in 1992 the Company established the TMI Division and began marketing sputtering targets of materials other than HTS materials for thin film deposition. This division was located within the headquarters of the Company in Columbus, Ohio and shared facilities and staff with the SCI Division. In 2002 the Company abandoned the separate TMI Division designation and combined its marketing efforts with SCI Engineered Materials as a single operating unit of Superconductive

Components, Inc. The purpose of the reorganization was to develop a more market driven business focused in three primary areas: High Temperature Superconductive Materials, Photonic/Optical Coating and Thin Film Battery materials. These three market areas are connected in that the applications use Physical Vapor Deposition (PVD) as a manufacturing technique to produce their products. The Company now sells over 80% of its products into PVD applications. In the near term the Company sees this percentage growing to 90%.

         During early 2002 Mr. Daniel Rooney was brought in as the President and Chief Executive Officer of the Company as successor management to Dr. Funk. In December 2002, Dr. Edward Funk, Chairman of the Board, passed away from complications associated with cancer. In January 2003, Mr. Rooney succeeded Dr. Funk as Chairman of the Company.

BUSINESS

         The Company views its business as supplying ceramic and metal materials, including sputtering targets and ceramic powders, to a variety of industrial applications including: HTS, Photonics/Optical, Thin Film Batteries and Fuel Cells.

          The production and sale of High Temperature Superconducting (HTS) materials was the initial focus of the Company's operations and these materials continue to be a significant part of the Company's development efforts. The Company is a subcontractor to Oxford Instrument's Superconducting Technology Division Department of Energy Superconductivity Partnership Initiative; this government-funded program will put HTS magnets into an operating magnetic resonance imaging unit (MRI) during 2005. MRI's are currently the largest application for Low Temperature Superconducting Wire. The Company continues to work with private companies and government agencies to develop new and improved products for future applications.

         Optical/Photonics currently represents the Company's largest market for its materials. The Company's customers are continually identifying new materials that improve the utility of optical coatings, including improvements in their ability to focus or filter light or coatings that improve wear and chemical attack resistance, all of which increases the potential demand for the types and amounts of materials we sell in this market. Photonic applications continue to expand as new methods are found to manipulate light waves to enhance the various properties of light the device manufacturers are seeking.

         Thin Film Battery materials is a developing market where manufacturers of batteries use these materials to produce very small power supplies, with small quantities of stored energy. A typical Thin Film Battery would be produced via Physical Vapor Deposition with five (5) or more thin layers. These batteries are often one (1) centimeter square but only fifteen (15) microns thick. Potential applications for these batteries include but are not limited to: active RFID tags, battery on chip and portable electronics.

         The Company had total annual revenues of $2,958,544, $3,663,488 and $3,205,163 in the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

         Principal suppliers to the Company in 2002 were Lattice Materials Corporation, Williams Advanced Materials and Standard Resources. In every case, the Company believes that suitable substitute vendors can be found. Also, as the Company's volume grows, the Company may make alliances or purchasing contracts with these or other vendors.

         The Company's largest customer represented over 10% of total revenues in 2002. The Company had $249,677 and $402,462 in government contracts for the years ending December 31, 2002 and 2001, respectively, representing 8.4% and 11.0% of total revenues in 2002 and 2001, respectively.

MARKETING AND SALES

         Most of the Company's orders are in response to requests for quotations. The Company distributes a catalogue of its products and exhibits at several relevant tradeshows. The Company's catalogue lists 183 products. The Company also has an operating website www.sciengineeredmaterials.com. The Company intends to intensify its marketing efforts in the future by increasing the number of manufacturers representatives representing the Company in 2003. In addition, a sales manager will be added to the organization at some point in the future.

         The Company uses various distribution channels to reach end user markets including: directs sales, manufacturers representatives and internationally through distributors. The internet provides tremendous reach for new customers to be able to identify the Company as a source for their product needs. In 2002 the Company sold product to 451 customers. Domestic sales account for approximately 79% of total sales, compared to 21% export sales.

         Ceramics

         The Company is capable of producing ceramic powders using several different processing routes including solid state, precipitation and combustion synthesis. Ceramic targets can also be produced in a variety of ways depending on the end user applications. Production routes include sintering, hot and cold isostatic pressing and hot pressing.

         Most of the Company's products are manufactured from component chemicals and metals supplied by various vendors. Production of HTS materials is dependent upon high purity Yttrium to manufacture its superconducting products. Several suppliers currently satisfy the Company's requirements for this material. If the Company suddenly lost the services of such suppliers, there could be a disruption in its manufacturing process until the suppliers were replaced, but the Company has identified several other firms as potential back-up suppliers who would be capable of supplying this material to the Company as necessary. To date, the Company has not experienced an interruption of raw material supplies. Ceramic shipments of powders and targets represented approximately 35.5% and 34.9% of total revenues in 2002 and 2001 respectively.

         Metals

         In addition to the ceramic powders and targets mentioned above, the Company produces metal sputtering targets, and backing plates, and bonds the targets to the backing plates for application in the Physical Vapor Deposition Industry. These targets can be produced by casting, hot pressing and machining of metals and metal alloys depending on the application.

         Applications for metal targets are highly varied from applying decorative coatings for end uses such as sink faucets to the production of various electronic and photonic products.

         The Company purchases various metals of reasonably high purity for its applications. The Company is not dependent on a single source for these metals and does not believe losing a vendor would materially affect the business.

         The Company has continually added production processes and testing equipment for the many product compositions that can be used as Physical Vapor Deposition materials. Metal shipments represented approximately 64.5% and 65.1% of total Company revenues in 2002 and 2001 respectively.

COMPETITION

         The Company has a number of domestic and international competitors in both the ceramics and metals fields, many of whom have resources far in excess of the Company's resources. With respect to ceramics specifically, Cerac provides both powders and thin film deposition products. Kurt Lesker is another supplier of targets and Dowa Chemicals of Japan supplies HTS materials. With regard to metals, Tosoh, Pure Tech, Kurt Lesker and Plasmaterials are competing suppliers of these materials.

RESEARCH AND DEVELOPMENT

         The Company focuses its research and development efforts in areas that build on its expertise in multi-component ceramic oxides. These efforts currently include optimization and scale up efforts for BSCCO 2-2-1-2 powders.

         During 2002 the Company completed the development work on a sponsored project BSCCO 2-2-1-2 funded by the National Science Foundation and the Company also completed a project sponsored by NASA to develop a rotation/levitation apparatus for gravity modification research.

         During 2002 the Company was awarded a Phase I SBIR grant from the Department of Energy. The purpose of the grant is to study the effects of increasing density on the current carrying capacity of long length HTS wires.

         The Company also became a subcontractor to Oxford Instruments Superconducting Technology for a Superconductivity Partnership Initiative (SPI) program from the Department of Energy. This program will ultimately put HTS materials in Siemens MRI equipment. The program started in 2002 and will not be completed until 2005.

         All of the sponsored research and development contracts can be cancelled at the sponsor's option, with accrued costs being paid. The Company currently has $44,445 of funding from government sponsored research and development programs that could be cancelled at any time.

         The Company intends to continue to seek government funding and grants because this funding maintains and expands the technical understanding within the Company.

         The Company has certain proprietary knowledge and trade secrets related to the manufacture of ceramic oxide Physical Vapor Deposition materials.

NEW PRODUCT INITIATIVES

         In 2002, the Company began more actively developing and marketing its existing products for use in the Thin Film Battery and Fuel Cell production market. In addition, the Company has undertaken research and development opportunities with respect to new and innovative materials and processes to be used in connection with the production of Thin Film Batteries and Fuel Cells. Thin Film Battery materials is a developing market. Manufacturers of batteries use these materials to produce very small power supplies with small quantities of stored energy. A typical Thin Film Battery would be produced via Physical Vapor Deposition with five or more thin layers. These batteries are often one centimeter square but only 15 microns thick.

         Presently, there are approximately five manufacturers of Thin Film Batteries in the U.S., each in various stages of prototyping, with production capacities ranging from a few batteries to several thousand batteries per week. In addition there are several firms and research institutes conducting tests on Thin Film Batteries. Management believes this market may potentially become very large with significant growth expected during the next two years. There are numerous applications for Thin Film Batteries, including, but not limited to, active RFID tags, battery on chip and portable electronics. Given the many potential uses for Thin Film Batteries, the Company anticipates that the market for materials necessary to produce Thin Film Batteries will grow in direct correlation to the Thin Film Battery market itself.

         The Company currently faces competition from other producers of materials used in connection with the manufacture of Thin Film Batteries. Our major competitors are Cerac and PureTech, both of which are substanially larger and better funded companies than the Company. The Company believes that it has certain competitive advantages in terms of quality. The Company intends to actively market its materials to Thin Film Battery producers in the upcoming year in order to gain a strong presence in this market. The Company's President, Technical Director and Customer Service Manager are personally handling the marketing to achieve this goal.

         At present, the Company has several customers for the materials it produces for Thin Film Batteries, including seven domestic customers. Since we have begun producing materials for the Thin Film Battery market, we have experienced no problems securing the supplies we need to produce the materials. We do not anticipate there being supply problems in the near future. However, changes in production methods and advancing technologies could render our current products obsolete and the new production protocols may require supplies that are less available in the marketplace, which may cause a slowing or complete halt to production as well as expanding costs which we may or may not be able to pass on to our customers.

INTELLECTUAL PROPERTY

         The Company has received a patent for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method from the United States Patent and Trademark Office. The Company has also received a patent for a new process to join two individual strongly linked super-conductors utilizing a melt processing technique.

         In the future, we may submit additional patent applications covering various applications, which have been developed by the Company. Because U.S. patent applications are maintained in secret until patents are issued, and because publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, we may not be the first creator of inventions covered by issued patents or pending patent applications or the first to file patent applications for such inventions. Additionally, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed.

         We rely on a combination of patent and trademark law, license agreements, internal procedures and nondisclosure agreements to protect our intellectual property. Unfortunately, these may be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our products may be produced or sold do not protect our intellectual property rights to the same extent as the laws of the United States.

EMPLOYEES

         The Company had 21 employees as of December 31, 2002, of which 20 were full-time employees. Of these employees two held PhDs in Material Science. The Company has never experienced work stoppage and considers its relations with employees to be good. The employees do not have a bargaining unit.

ENVIRONMENTAL MATTERS

         The Company generates small quantities of ceramic dust from grinding or machining and has approval from the Ohio EPA for the emission of the exhaust from these materials, which are primarily Zinc Oxide. The Company maintains filters and dust collectors that it believes are in accordance with all EPA regulations. Local EPA authorities have inspected the Company from time to time and the few noted deficiencies have been corrected. To date, the Company is not under any EPA strictures.

         The Company does not handle "hazardous materials" as defined on the Materials Safety and Data Sheets ("MSDS"). The Company supplies MSDS sheets to its customers with all shipments as a routine procedure.

COLLECTIONS AND WRITE-OFFS

         The Company collected its receivables in an average of 32 days in 2002. The Company has occasionally been forced to write-off a few small invoices as uncollectible. The Company considers credit management important to its success.

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

         WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES IN THE PAST AND MAY CONTINUE TO DO SO IN THE FUTURE.

         We commenced business in May of 1987. Our accumulated deficit since inception was $6,007,437 at December 31, 2002.

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

         OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN KEY MANAGEMENT PERSONNEL.

         Our success depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. The loss of services of one of our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel, could have a material adverse effect on our business, operating results and financial condition. Although the Company has been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that it will be able to do so in the future.

         WE NEED ADDITIONAL CAPITAL, WHICH MAY REDUCE THE VALUE OF OUR COMMON STOCK.

         The Company has incurred substantial operating losses through 2002, and numerous factors, including a need to secure new facilities for the Company's operations in the near future, makes it necessary for the Company to seek additional capital. There is no assurance that new capital will be available or that it will be available on terms that will not result in substantial dilution or reduction in value of the Company's common stock. The Company continues to lose money and will continue to do so unless the Company increases sales in the near future. As a result, additional capital may be needed in order to continue the Company's operations.

         OUR COMPETITORS HAVE FAR GREATER FINANCIAL AND OTHER RESOURCES THAN WE HAVE.

         The market for Thin Film Materials is a substantial market with significant competition in both ceramic and metal materials. While we believe that our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as a division of Praxair's Surface Science Technology group as well as MCR, Johnson Matthey, Pure Tech and CERAC, all of which have more resources than we have.

         In addition, a significant portion of our business is in the very competitive market for sputtering targets made of ceramics, metals and alloys. We face substantial competition in this area from companies with far greater financial and other resources than we have. We cannot assure you that developments by others will not render our products or technologies obsolete or less competitive.

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

         OUR REVENUES DEPEND ON PATENTS AND PROPRIETARY RIGHTS THAT MAY NOT BE ENFORCEABLE.

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

         RIGHTS WE HAVE TO PATENTS AND PENDING PATENT APPLICATIONS MAY BE CHALLENGED.

         We have received from the United States Patent and Trademark Office a patent for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method, and have also received a patent for a new process to join two individual strongly linked super-conductors utilizing a melt processing technique. In addition, in the future we may submit additional patent applications covering various applications. The patent application we filed and patent applications that we may file in the future may not result in patents being issued, and any patents issued may not afford meaningful protection against competitors with similar technology, and may be challenged by third parties. Because U.S. patent applications are maintained in secret until patents are issued, and because publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, we may not be the first creator of inventions covered by issued patents or pending patent applications or the first to file patent applications for such inventions. Moreover, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial costs. Litigation may also be necessary to enforce any patents held by or issued to us or to determine the scope and validity of others' proprietary rights, which could result in substantial costs.

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

         THE RAPID TECHNOLOGICAL CHANGES OF OUR INDUSTRY MAY ADVERSELY AFFECT US IF WE DO NOT KEEP PACE WITH ADVANCING TECHNOLOGY.

         The Thin Film Market is characterized by rapidly advancing technology. Our success depends on our ability to keep pace with advancing technology, processes and industry standards. To date, we have focused our development efforts on powders and targets. We intend to continue to develop and integrate advances in the thin film coatings industry. However, our development efforts may be rendered obsolete by research efforts and technological advances made by others, and materials other than those we currently use may prove more advantageous.

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

         To date, there has been no widespread commercial use of High Temperature Superconductive (HTS) products. Additionally, the market for the Thin Film Battery materials is still in its nascent stages.


         THE MARKET FOR OUR COMMON STOCK IS LIMITED, AND AS SUCH OUR SHAREHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES WHEN DESIRED OR AT ATTRACTIVE MARKET PRICES.

         Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices. From April 2000 until September 2001, our common stock traded on the National Quotation Bureau (the "pink sheets"). In September 2001, our stock once again began trading on The Over the Counter Bulletin Board ("OTC Bulletin Board"). Nevertheless, our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchasers of our common stock at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on a major stock exchange, such as The New York Stock Exchange or The NASDAQ National Market.

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

         Based on its trading price, our common stock is considered a "penny stock" for purposes of federal securities laws, and therefore is subject to regulations, which affect the ability of broker-dealers to sell the Company's securities. Broker-dealers who recommend a "penny stock" to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser's written agreement to a transaction prior to sale.

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

         OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE ADDITIONAL SHARES OF STOCK.

         We are authorized to issue up to 15,000,000 shares of common stock which may be issued by our board of directors for such consideration as they may consider sufficient without seeking shareholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current shareholders.

         Our Articles of Incorporation also authorize us to issue up to 260,000 shares of preferred stock. The issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior in right to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's current office and manufacturing facilities are located at 1145 Chesapeake Avenue, Columbus, Ohio, where it occupies about 20,000 square feet. Additional space of 10,000 square feet is currently sub-leased by the Company and can be reclaimed for Company use on three months notice. The Company's lease on the property expired on December 31, 2002, and it currently leases the property on a month-to-month basis. The Company intends to relocate during 2003. The Company is currently negotiating for a suitable 30,000 square foot manufacturing space.

         The Company is current on all operating lease liabilities.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no known legal proceedings against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

         The Company's common stock currently trades on the OTC Bulletin Board under the symbol "SCCI.OB". From April 2000 until September 2001, however, the Company's common stock traded over the counter through the National Quotation Bureau (a.k.a. - the "pink sheets"). The following table sets forth for the periods indicated the high and low bid quotations for the Company's common stock on the OTC Bulletin Board, except for the quarters ended March 31, 2001 through September 30, 2001, which sets forth the high and low bid quotations for the Company's common stock as reported on the National Quotation Bureau.

                                                            HIGH        LOW
                                                            ----        ---

FISCAL 2001

         Quarter ended March 31, 2001                       $2.91       $1.34

         Quarter ended June 30, 2001                         1.91        0.60

         Quarter ended September 30, 2001                    1.95        1.08

         Quarter ended December 31, 2001                     1.60        0.80

FISCAL 2002

         Quarter Ended March 31, 2002                        2.00        0.90

         Quarter Ended June 30, 2002                         1.95        1.00

         Quarter Ended September 30, 2002                    1.05        0.50

         Quarter Ended December 31, 2002                     1.00        0.30

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

HOLDERS OF RECORD

         As of December 31, 2002, there were approximately 625 holders of record of the common stock of the Company and 1,823,256 shares outstanding, one holder of Series A preferred stock and 99 shares of Series A preferred stock outstanding, and approximately 44 holders of Series B preferred stock and 25,185 shares of Series B preferred stock outstanding. The Company has come to have approximately 625 registered holders of common stock as a result of various unregistered exempt private offerings of its common stock since the Company's inception in 1987, including issuances of stock options to employees and to members of the Company's board of directors, and subsequent trading of the common stock on the OTC Bulletin Board and over the counter through the National Quotation Bureau. The number of holders of common stock has also increased due to conversions of Series B preferred stock into shares of common stock. There is no public market for the Series A preferred stock or Series B preferred stock.

DIVIDENDS

         The Company has never paid cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future. The Company intends to retain future earnings for use in the business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         In 1992 the Company segmented into two divisions to pursue areas of mixed metal oxide development in Advanced Ceramics applications under SCI and TMI to build markets in sales for thin film materials. The SCI and TMI divisions required the same manufacturing equipment for significant portions of each business. The Company has, in the past, reported financial results in terms of TMI and SCI segments. In the beginning of 2002, the Company integrated the two business segments and ceased reporting financial results separate for the two divisions, in light of management's opinion that a single streamlined business benefits the Company in the following areas: manufacturing efficiencies and manufacturing cost containment; improved sales through the merging of the strengths of the two material businesses; and improvements in quality through increased availability of analytical equipment and personnel.

RESULTS OF OPERATIONS

Critical Accounting Policies

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-KSB for the year ended December 31, 2002 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Lower of cost or market changes could also have an adverse effect on gross margin and inventory allowance. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit to our Company. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

         To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $6,007,437 from inception to December 31, 2002.

Fiscal Year 2002 As Compared to Fiscal Year 2001

         Revenues

         Revenues in fiscal 2002 decreased by 19.2% to $2,958,544 from the fiscal 2001 level of $3,663,488.

         Product sales decreased to $2,704,082 in 2002 from $3,248,347 in 2001 or a decrease of 16.8%. The decrease in sales is a result of the weak U.S. economy and lower sales of tantalum and various scrap metals.

         In 2002, total contract research revenues were $254,462 as compared to $415,141 in 2001. Government development contract revenue was $249,677, or 8.4% of total revenues in 2002 and $402,462 or 11.0% of total revenues in 2001. The decrease is due to a Phase I SBIR grant from the National Science Foundation that expired in 2001. Revenues of $100,000 from this grant are included in 2001 revenues. In addition, revenues from a Phase II SBIR grant from the National Aeronautics and Space Administration are included in 2001 revenues. This grant ended March 31, 2001 and $70,454 of revenue was recognized in 2001.

         During 2001 the Company was awarded an extension to a Phase II Small Business Innovation Research grant for $300,000 from the National Science Foundation. This award was to develop an advanced method to manufacture continuous reacted lengths of High Tc Superconductor: Bismuth Strontium Calcium Copper Oxide - 2212 Wire. This contract generated $184,616 in revenues in 2002. National Science Foundation was the Company's largest contract customer, accounting for 6.2% and 9.1% of the Company's revenues in fiscal 2002 and 2001, respectively. Significant loss of government funding would have a material adverse effect on the Company's financial condition and results of operations.

         The Company was awarded a $100,000 Phase I SBIR from the Department of Energy in 2002. This contract generated $55,555 in revenues in 2002. This award is for the development of processes to tailor the particle size distribution of ceramic superconductor powders to improve the manufacturing of ceramic superconductor wire.

         The Company became a member of a team led by Oxford Instruments Superconducting Technology that was awarded a grant from the Department of Energy Superconductivity Partnership Initiative Program. This program recognized $4,785 in revenues in 2002. The Company's share of the grant is expected to result in $131,736 in revenues. The purpose of this program is the scale-up of ceramic superconductor powder production to meet the future demands for ceramic superconductor wire production for the fabrication of next generation MRI equipment.

         Gross Margin

         Total gross margin in 2002 was $617,814 or 20.9% of total revenue as compared to $1,199,998 or 32.8% in 2001. The primary reason for the reduction is an inventory write-down of $190,881. This included a write-down of $88,334 due to a reduction in raw material due to lower of cost or market. In addition, $102,547 of obsolete inventory was written off the books and charged to cost of goods sold in 2002. This was due to new management's change in philosophy of identifying inventory that was obsolete or no longer used in the manufacturing process.

         Gross margin on product revenue was 29.4% in 2002 versus 34.7% in 2001. The decrease was due to sales of scrap metal in 2001. Gross margin on contract research revenue was 5.2% for 2002 compared to 17.7% in 2001. The decrease in gross margin on contract research revenue was due to the expiration of the Phase I SBIR grant from the National Science Foundation, which began in January 2001, and lower sub-contractor costs in 2001.

         Gross margins on the Company's products vary widely and are impacted from period to period by sales mix and utilization of production capacity. The gross margin on the contract research is generally lower than the other products. The Company expects that gross margins will improve as sales grow.

         Inventory reserves are established for obsolete inventory and excess inventory quantities based on management's estimate of net realizable value. Changes in this reserve are expensed or reduce inventory and approximated $88,334 and $23,211 for the years ended December 31, 2002, and 2001, respectively. Management deems the inventory reserve, after its assessment of obsolete inventory, at December 31, 2002, of $126,123 to be adequate for excess inventory and a lower of cost-or-market analysis. The increase in the reserve for 2002 is a result of the reduction of a portion of inventory to the lower of cost-or-market method.

         Selling Expense

         Selling expense in fiscal 2002 decreased to $210,730 from $233,570 in fiscal 2001, a decrease of $22,840, or 9.8%. This decrease was due to a reduced staff and lower commission costs.

         General and Administrative Expense

         General and Administrative expense in fiscal 2002 decreased to $868,005, from $898,622 in fiscal 2001, a decrease of $30,617, or 3.4%. The decrease in these costs was due primarily to a reduction in administrative staff and a reduction in legal and accounting fees. Some of these savings were offset by consulting services for management assistance and for the use of production utilization consultants and implementation of their suggestions for lean manufacturing. These projects represented $75,573 for 2002.

         Research and Development Expenses

         Internal research and development costs are expensed as incurred. Research and development costs for 2002 were $43,885 compared to $48,915 in 2001, a decrease of 10.3%. Internal research and development costs decreased due to a reduction in staff.

         Interest Expense.

         Interest expense was $26,341, or 0.9% of Company revenues in fiscal 2002, up 14.9% from $22,935 in fiscal 2001. Interest expense includes $4,084 of accrued dividends payable to the sole holder of our Series A preferred stock and $10,961 for related party expense.

INCOME (LOSS) APPLICABLE TO COMMON SHARES

         Net income (loss) per common share based on the income (loss) applicable to common shares was $(0.24) and $0.00 per common share for the years ended December 31, 2002 and 2001, respectively. The income (loss) applicable to common shares includes the net income (loss) from operations, Series A and B preferred stock dividends and the accretion of Series A preferred stock. The net income (loss) per common share from operations was $(0.22) and $0.03, for the years ended December 31, 2002 and 2001, respectively. The difference between the net income (loss) from operations and the income (loss) applicable to common shares of $(0.02) and $(0.03), respectively, is a result of the preferred position that the preferred shareholders have in comparison to the common shareholders.

         Dividends on the Series A and B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series A preferred stock totaled $4,125 and $9,900 for the years ended December 31, 2002 and 2001, respectively. Dividends on the Series B preferred stock totaled $27,541 and $27,542, for the years ended December 31, 2002 and 2001, respectively.

         The accretion of Series A preferred stock represents issue costs of $70,277 that were netted against the proceeds of Series A preferred stock. The issue costs are being amortized on a straight-line basis over the payout period of seven years to loss applicable to common shares and additional paid-in capital. The annual accretion totaled $6,469 and $13,618 for the years ended December 31, 2002 and 2001, respectively.

LIQUIDITY AND WORKING CAPITAL

         At December 31, 2002, working capital was $301,938 compared to $691,403 at December 31, 2001. The decrease in working capital of $389,465 was due mainly to the reduction in cash used to purchase production equipment and to the disposal of obsolete inventory as well as the reduction of a portion of inventory to lower-of-cost or market. The Company provided cash from operations for the years ended December 31, 2002, and 2001 of $72 and $216,795, respectively. Significant non-cash expenses included depreciation, amortization and inventory reserve on excess and obsolete inventory approximate $320,000 and $197,000, respectively, for the years ended December 31, 2002, and 2001. Overall, accounts receivable, inventory and prepaids decreased in excess of decreases in accounts payable and accrued expenses by approximately $119,000 for the year ended December 31, 2002 as a result of the write-off of obsolete inventory. Accounts receivable, inventory and prepaids increased in excess of increases in accounts payable and accrued expenses by approximately $28,000 for the year ended December 31, 2001 as a result of timing of receipt of inventory versus required scheduled payments on this inventory.

         For investing activities, the Company used cash of approximately $52,000 and $227,000 for the years ended December 31, 2002, and 2001, respectively. The amounts invested in 2002 and 2001 were used to purchase machinery and equipment for increased production capacity. Proceeds on sale of equipment totaled $36,500 and $0 for the years ended December 31, 2002 and 2001, respectively.

         For financing activities for the year ended December 31, 2002, the Company used cash of approximately $17,000. Cash payments to third parties for debt and capital lease obligations approximated $42,000. Cash payments for accrued cumulative dividends on Series A and B preferred stock approximated $25,000. Proceeds from notes payable from shareholder totaled $50,000

         For financing activities for the year ended December 31, 2001, the Company used cash of approximately $74,000. Cash payments to shareholders for notes payable and capital lease obligations were approximately $17,000. Cash payments to third parties for capital lease obligations were approximately $34,000. Cash payments for accrued cumulative dividends on Series A and B preferred stock were approximately $25,000. Proceeds from the exercise of common stock options totaled $2,000.

         Until his death in December 2002, Dr. Funk guaranteed bank debt of the Company. The Estate of Edward R. Funk continues to guarantee such bank debt. There was no outstanding balance at December 31, 2002.

         While certain major shareholders of the Company have advanced funds in the form of subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding the Company or guaranteeing bank debt in the future. The Company will continue to seek new financing or equity financing arrangements. However, the Company cannot be certain that it will be successful in efforts to raise additional new funds.

INFLATION

         The Company believes that there has not been a significant impact from inflation on the Company's operations during the past three fiscal years.

FUTURE OPERATING RESULTS

         During 2002, the Company used cash to purchase production equipment. The Company is currently looking to relocate from its present facilities in 2003. The relocation will provide the Company with the space to expand its production facilities and improve productivity. The relocation is contingent upon raising additional capital of approximately $300,000.

         The Company plans to place some of its larger purchase commitments on an annualized basis for raw materials that can be purchased in larger quantities at reduced prices. In general, the Company attempts to limit inventory price increases by making an annual commitment, and drawing the material either as required, or on a monthly or quarterly basis. Such annual commitments may reach $500,000 in 2003 and greater in 2004 depending on sales volume increases. The terms of payment for such commitments are worked out with the vendor on a case-by-case basis, but in all cases are cancelable at the Company's discretion without penalty to the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

         Our balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2002 and 2001, together with the independent certified public accountants' report thereon appear on Pages F-1 through F-22 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this item is included under the captions, "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our proxy statement and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is included under the caption "EXECUTIVE COMPENSATION" in our proxy statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

         The information required by this item is included under the captions "OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS," "OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS," and "EQUITY COMPENSATION PLAN INFORMATION" in our proxy statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in our proxy statement and is incorporated herein by reference.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

             (1) The following financial statements are included in this report pursuant to Item 7:

                   Independent Auditors' Report.

                   Balance Sheet as of December 31, 2002.

                   Statements of Operations for the two years ended December 31, 2002.

                   Statements of Shareholders' Equity for the two years ended December 31, 2002.

                   Statements of Cash Flows for the two years ended December 31, 2002.

                   Notes to the Financial Statements.

                  (2) Exhibits:

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

         10(j)   **    National Aeronautics Space Administration Contract dated
                       April 8, 1999.

         10(k)   **    National Science Foundation award dated August 26, 1999.

         10(l)   **    National Science Foundation award dated November 27,
                       2000.

         10(m)   **    10% Subordinated Promissory Note dated March 1, 1993.

         10(n)   **    National Science Foundation award dated August 2, 2001.

         10(o) Letter Agreement with Oxford Superconducting Technology dated October 23, 2002.

         10(p)         Department of Energy award dated July 29, 2002.

         23            Consent of Hausser & Taylor LLP

         24            Powers of Attorney.

         99(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

         99(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
--------------
*   Filed with the Company's initial Form 10-SB on September 28, 2000.
**  Filed with the Company's Form 10-SB Amendment No. 1 on January 3, 2001.

         (B)      REPORTS ON FORM 8-K

                  None.

         (C)      EXHIBITS

                  The exhibits to this report follow the Signature Page.

ITEM 14. CONTROLS AND PROCEDURES.

         As of a date within 90 days of the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

         Additionally, there were no significant changes in the Company's internal controls that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUPERCONDUCTIVE COMPONENTS, INC.


Date:  March 28, 2003              By:  /s/ Daniel Rooney
                                      -----------------------------------------
                                        Daniel Rooney, Chairman of the Board of
                                        Directors, President and Chief
                                        Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March 2003.

         Signature                                       Title
         ---------                                       -----


        /s/  Daniel Rooney                  Chairman of the Board of Directors,
        -------------------------------     President, and Chief Executive
             Daniel Rooney                  Officer (principal executive
                                            officer)

            Gerald S. Blaskie*              Chief Financial Officer (principal
        -------------------------------     financial officer and principal
            Gerald S. Blaskie               accounting officer)

            Robert J. Baker*                Director
        -------------------------------
            Robert J. Baker

            Edward W. Ungar*                Director
        -------------------------------
            Edward W. Ungar


*By:     /s/ Daniel Rooney
        -------------------------------
        Daniel Rooney, Attorney-in-Fact

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Daniel Rooney, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Superconductive Components, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                   /s/ Daniel Rooney
                                       -------------------------------------
                                           Daniel Rooney
                                           President and Chief Executive Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gerald S. Blaskie, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Superconductive Components, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                           /s/ Gerald S. Blaskie
                                               ---------------------------------
                                               Gerald S. Blaskie
                                               Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----


Independent Auditors' Report                                              F-1

Balance Sheet                                                             F-2-3

Consolidated Statements of Operations                                     F-4

Consolidated Statement of Shareholders' Equity                            F-5

Consolidated Statements of Cash Flows                                     F-6-7

Notes to Consolidated Financial Statements                                F-8-24

To the Board of Directors and Shareholders
Superconductive Components, Inc.
Columbus, Ohio

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

         We have audited the accompanying balance sheet of Superconductive Components, Inc. as of December 31, 2002, and the related statements of operations, shareholders' equity and cash flows for the two years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superconductive Components, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.


                                         /s/ HAUSSER + TAYLOR LLP



Columbus, Ohio
February 14, 2003

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                  BALANCE SHEET

                                December 31, 2002
                                -----------------

                                     ASSETS
                                     ------


CURRENT ASSETS
  Cash                                                              $    48,908
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $18,000              170,038
    Contracts Receivable                                                 71,087
    Related party receivables                                             4,368
    Employees                                                            11,985
    Other                                                                   733
 Inventories                                                            655,432
 Prepaid expenses                                                        33,934
                                                                    -----------
       Total current assets                                             996,485
                                                                    -----------
PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                             2,312,869
  Furniture and fixtures                                                 22,124
  Leasehold improvements                                                347,349
                                                                    -----------
                                                                      2,682,342
  Less accumulated depreciation                                      (2,068,246)
                                                                    -----------
                                                                        614,096
                                                                    -----------
OTHER ASSETS
  Intangibles                                                            43,247
                                                                    -----------
TOTAL ASSETS                                                        $ 1,653,828
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2002
                                -----------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Capital lease obligation, current portion                                       $    40,144
  Capital lease obligation, shareholder, current portion                               48,171
  Note payable shareholders, current portion                                          130,000
  Accounts payable                                                                    329,693
  Accounts payable, shareholders                                                        7,920
  Accrued contract expenses                                                            21,143
  Accrued personal property taxes                                                      54,002
  Accrued interest, shareholder                                                        20,638
  Accrued expenses                                                                     42,836
                                                                                  -----------
        Total current liabilities                                                     694,547
                                                                                  -----------
CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                                       63,721
                                                                                  -----------
CAPITAL LEASE OBLIGATION, SHAREHOLDER, NET OF
 CURRENT PORTION                                                                       20,257
                                                                                  -----------
NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
 PORTION                                                                               38,270
                                                                                  -----------
REDEEMABLE CONVERTIBLE PREFERRED
 STOCK (Series A)
 10% cumulative, nonvoting, no par value, $1,000 stated value, liquidation and mandatory redemption at stated value per share
     plus unpaid and accumulated dividends of $230.00 per share                       121,770
                                                                                  -----------
COMMITMENTS AND CONTINGENCIES                                                              --
                                                                                  -----------
SHAREHOLDERS' EQUITY
  Convertible preferred stock, Series B, 10% cumulative, nonvoting,
     no par value, $10 stated value, optional redemption at 103%                      335,492
  Common stock, no par value, authorized 15,000,000
     shares; 1,823,256 shares issued and outstanding                                6,378,216
  Additional paid-in capital                                                            8,992
  Accumulated deficit                                                              (6,007,437)
                                                                                  -----------
                                                                                      715,263
                                                                                  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 1,653,828
                                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------


                                              2002           2001
                                              ----           ----

SALES REVENUE                             $ 2,704,082    $ 3,248,347
CONTRACT RESEARCH REVENUE                     254,462        415,141
                                          -----------    -----------
                                            2,958,544      3,663,488
                                          -----------    -----------
COST OF SALES REVENUE                       1,908,693      2,121,658
INVENTORY WRITE-DOWN                          190,881             --
COST OF CONTRACT RESEARCH                     241,155        341,832
                                          -----------    -----------
                                            2,340,729      2,463,490
                                          -----------    -----------
GROSS MARGIN                                  617,815      1,199,998

GENERAL AND ADMINISTRATIVE EXPENSES           868,005        898,622

SALES AND PROMOTIONAL EXPENSES                210,730        233,570
                                          -----------    -----------
INCOME (LOSS) FROM OPERATIONS                (460,919)        67,806
                                          -----------    -----------
OTHER INCOME (EXPENSE)
  Interest, net                               (21,705)       (17,460)
  Insurance proceeds                           39,083             --
  Gain on sale of assets                       36,500             --
  Miscellaneous, net                               --          9,535
                                          -----------    -----------
                                               53,878         (7,925)
                                          -----------    -----------
INCOME (LOSS) BEFORE INCOME TAX              (407,042)        59,881

INCOME TAX EXPENSE                                 --             --
                                          -----------    -----------
NET INCOME (LOSS)                            (407,042)        59,881

DIVIDENDS ON PREFERRED STOCK                  (31,666)       (37,442)

ACCRETION OF REDEEMABLE CONVERTIBLE
 PREFERRED (SERIES A)                          (6,469)       (13,618)
                                          -----------    -----------

INCOME (LOSS) APPLICABLE TO COMMON
 SHARES                                   $  (445,177)   $     8,821
                                          ===========    ===========

EARNINGS PER SHARE - BASIC AND DILUTIVE
 (Note 2)

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                   $     (0.24)   $      0.00
                                          ===========    ===========
  Dilutive                                $     (0.24)   $      0.00
                                          ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                     1,823,256      1,821,175
                                          ===========    ===========
  Dilutive                                  1,823,256      1,822,774
                                          ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                           SUPERCONDUCTIVE COMPONENTS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------


                                                   CONVERTIBLE                    ADDITIONAL
                                                  PREFERRED STOCK,  COMMON          PAID-IN    ACCUMULATED
                                                     SERIES B        STOCK          CAPITAL       DEFICIT         TOTAL
                                                  -----------------------------------------------------------------------
BALANCE 12/31/00                                   $  338,424    $ 6,334,696      $  98,187    $(5,660,276)    $1,111,031

Accretion of cumulative dividends                      27,542                       (37,442)                       (9,900)

Accretion of Series A offering costs                                                (13,618)                      (13,618)

Issuance of stock (19,000 shares)                                     22,750                                       22,750

Exercise of options (750 shares)                                       1,875                                        1,875

Payment of cumulative dividends                       (25,185)                                                    (25,185)

Conversion of Series B preferred (1,529 shares)        (7,645)         7,645                                           --

Net income                                                                                          59,881         59,881
                                                   ----------------------------------------------------------------------
BALANCE 12/31/01                                      333,136      6,366,966         47,127     (5,600,395)     1,146,834

Accretion of cumulative dividends                      27,541                       (31,666)                       (4,125)

Accretion of Series A offering costs                                                 (6,469)                       (6,469)

Issuance of stock                                                     11,250                                       11,250

Payment of cumulative dividends                       (25,185)                                                    (25,185)

Net income                                                                                        (407,042)      (407,042)
                                                   ----------------------------------------------------------------------
BALANCE 12/31/02                                   $  335,492    $ 6,378,216      $   8,992    $(6,007,437)    $  715,263
                                                   ======================================================================

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------

                                                                                2002          2001
                                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $(407,042)   $  59,881
                                                                             ---------    ---------
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation                                                               228,888      218,208
    Amortization                                                                 2,971        2,451
    Gain on sale of equipment                                                  (36,500)          --
    Inventory reserve                                                           88,334      (23,211)
    Provision for doubtful accounts                                              5,000      (13,000)
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                                    154,235        1,404
        Inventories                                                            114,226     (217,313)
        Prepaid expenses                                                       (21,083)      26,915
        Other assets                                                            (2,226)      (7,755)
      Increase (decrease) in liabilities:
        Accounts payable                                                        11,233       49,549
        Accrued expenses                                                      (137,964)     119,666
                                                                             ---------    ---------
          Total adjustments                                                    407,114      156,914
                                                                             ---------    ---------
              Net cash provided by operating activities                             72      216,795
                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on sale of equipment                                                 36,500           --
  Purchases of property and equipment                                          (88,967)    (227,114)
                                                                             ---------    ---------
              Net cash used in investing activities                            (52,467)    (227,114)
                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) on note payable, shareholders                             50,000      (14,000)
  Principal payments on capital lease obligations                              (41,595)     (34,066)
  Principal payments on capital lease obligations, related party                    --       (2,628)
  Proceeds from exercise of common stock options                                    --        1,875
  Payment of cummulative dividends                                             (25,185)     (25,185)
                                                                             ---------    ---------
              Net cash provided by (used in) financing activities              (16,780)     (74,004)
                                                                             ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------


                                                                                2002          2001
                                                                                ----          ----
NET DECREASE IN CASH                                                           (69,175)     (84,323)

CASH - Beginning of period                                                     118,083      202,406
                                                                             ---------    ---------
CASH - End of period                                                         $  48,908    $ 118,083
                                                                             =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the years for:
    Interest                                                                 $  10,905    $  22,935
    Income taxes                                                             $      --    $      --

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES

  Common stock was issued as partial payment for accounts payable            $      --    $  19,000

  Property and equipment was purchased by capital lease                      $      --    $ 166,339



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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A. Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory and excess inventory quantities based on management's estimate of net realizable value. The inventory reserve increased $88,334 in 2002 due to a reduction in raw material due to lower of cost or market. This amount was charged to cost of goods sold. In addition, $102,547 of obsolete inventory was written off the books and charged to cost of goods sold in 2002.

                  The Company enters into cancelable purchase commitment arrangements for some suppliers. Estimated purchase commitments to these suppliers approximate $50,000 for 2002.
                  The Company can cancel these commitments at the Company's discretion without penalty.

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

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       C. Research and Development - Internal research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2002 and 2001 were $43,885 and $48,915, respectively.

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

                  During 2002 and 2001, the Company earned $254,462 and $415,141, respectively, in contract revenue. At December 31, 2002, there was an outstanding accounts receivable from contract research revenue of $71,087.

                  During 2001, the Company was awarded a twelve-month extension to a contract in the amount of $300,000, that began September 1, 2001.

                  During 2002, the Company was awarded a nine-month contract in the amount of $100,000 that began August 22, 2002. Also, the Company became a member of a team and was awarded a thirty-five month contract in the amount of $263,471. The Company will share 50% of the cost. The contract agreement date was November 19, 2002.

         D. Licenses - The Company has secured licenses to produce various superconductive materials for periods up to the expiration of the applicable patents. The license fees, included in "Other Assets" on the balance sheet, are being amortized over the expected life of the agreement or applicable patent, which is seventeen years. Cost and accumulated amortization of licenses at December 31, 2002 are $21,000 and $8,937, respectively. Amortization expense was $1,259 for the years ended December 31, 2002 and 2001. Amortization expense is estimated to be $1,259 for each of the next five years.

         E. Patent - The Company has secured patents for manufacturing processes used in its operations. Costs incurred to secure the patents have been capitalized, included in "Other Assets" on the balance sheet, and are being amortized over the life of the patents. Cost and accumulated amortization of the patent at December 31, 2002 are $36,473 and $5,289, respectively. Amortization expense was $1,712 and $1,192 for the years ended December 31, 2002 and December 31, 2001, respectively. Amortization expense is estimated to be $1,712 for each of the next five years.


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

       H. Income (Loss) Per Common Share - Income (loss) per common share amounts are based on the weighted average number of shares outstanding. Due to the net loss in 2002, the assumed conversion of preferred stock and exercise of stock options and warrants are anti-dilutive and have not been considered in the calculation of per share amounts.

       I. Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash. No such investments were purchased.

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

                  The Company had one major customer in 2002 and 2001, which accounted for approximately $519,000 and $538,000, respectively, of the total revenue and $55,000 of the trade accounts receivable at December 31, 2002.

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

       N. Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due, which amounted to $11,000 and $21,000 of net receivables for the years ended December 31, 2002 and 2001, respectively are considered delinquent. The Company does not charge interest on delinquent trade accounts receivable. Accounts greater than one year past due, which amount to $0 and $0 of net receivables for the years ended December 31, 2002 and 2001are placed on non-accrual status. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

                  Management estimates an allowance for doubtful accounts, which was $18,000 and $13,000 as of December 31, 2002 and 2001,
                  respectively. The estimate is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. Bad debt expense of $0 and $0 was recognized for the years ended December 31, 2002 and 2001, respectively as a result of this estimate. Specific accounts are charged directly to the reserve when management obtains evidence of a customer's insolvency or otherwise determines that the account is uncollectible. Charge-offs of specific accounts for the years ended December 31, 2002 and 2001 totaled $2,000 and $13,000 respectively.

       O. Intangible Assets - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires certain intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS 142 in 2002 did not have an effect on the Company's operating results or financial condition.

       P. In June 2002, the FASB issued FAS No. 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee
                  Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of FAS 146 also includes: (1) costs related to terminating a contract that is not a capital lease and (2)
                  termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Under the new standard, exit and disposal activities are generally expensed as incurred. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged.

                  In June 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Asset Retirement Obligations," which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  incurred. Retirement obligations associated with long-lived assets included within the scope of FAS 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract, or by legal obligation under the doctrine of promissory estoppel.
                  Retirement obligations are included in the scope of the standard only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management estimates the costs associated with this obligation range from $175,000 to $225,000. The Company will implement this pronouncement in first quarter 2003.

                  In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement amends FAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002. The Company has elected to continue the use of the intrinsic value method for the fiscal year ending December 31, 2002 but has adopted the prominent disclosure provisions.

NOTE 3.           INVENTORIES

                  Inventories consist of the following at December 31, 2002

                  Raw materials                              $   459,784

                  Work-in-process                                145,838

                  Finished goods                                 175,933
                                                            ------------
                                                                 781,555

                  Less reserve for obsolete inventory            126,123
                                                            ------------

                                                            $    655,432
                                                            ============

NOTE 4.           NOTES PAYABLE - BANK

                  The Company has a bank line of credit in the amount of $100,000, interest at prime, (4.25% at December 31, 2002), maturing June 30, 2003. As of December 31, 2002, $0 has been drawn on this line of credit. No collateral, other than the personal guarantee by a major shareholder of the Company, collateralizes the bank line of credit.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.           LEASE OBLIGATIONS

                  OPERATING
                  ---------

                  The Company leases certain office equipment under agreements classified as operating leases expiring through 2004. Rent expense which includes various monthly rentals for the years ended December 31, 2002 and 2001, totaled $73,420 and $77,983, respectively. Future minimum lease payments at December 31, 2002 are as follows:

                                   2003        $   6,046

                                   2004            2,777
                                               ---------
                                               $   8,823
                                               =========


                  CAPITAL
                  -------

                  The Company also leases certain equipment under capital leases including the lease with a major shareholder entered into in 2001. The future minimum lease payments by year with the present value of such payments, as of December 31, 2002 is as follows:

                                                            RELATED
                                                             PARTY       OTHER
                                                            --------     -----

                  2003                                      $ 54,123   $ 47,297
                  2004                                        20,817     35,934
                  2005                                            --     23,889
                  2006                                            --      9,780
                                                            --------   --------
                  Total minimum lease payments                74,940    116,900
                  Less amount representing interest            6,512     13,035
                                                            --------   --------
                  Present value of minimum lease payments     68,428    103,865
                  Less current portion                        48,171     40,144
                                                            --------   --------
                  Long-term capital lease obligations       $ 20,257   $ 63,721
                                                            ========   ========

                  The equipment under capital lease at December 31, 2002 is included in the accompanying balance sheet under the following captions:

                                                          RELATED
                                                           PARTY       OTHER
                                                          -------      ------

                  Machinery and equipment                 $ 68,428    $211,355

                  Less accumulated depreciation             14,663     105,351
                                                          --------    --------
                  Net book value                          $ 53,765    $106,004
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

                  Amortization expense totaled $39,969 and $28,087 for the years ended December 31, 2002 and 2001, respectively.

NOTE 6.           RELATED PARTY NOTES PAYABLE

                  Effective December 31, 2000, the Company converted accounts payable and accrued interest payable to certain major shareholders totaling $132,270 to a note payable shareholders. The same shareholder converted $50,000 of accounts payable in March 2002 to the note payable. The note provides for monthly payments of principal of $2,000 per month for the period of February 1, 2001 through December 1, 2002 and, thereafter, in monthly installments of $4,000 for principal until the entire outstanding balance is paid in full. There were no principal payments made on this note during 2002. The note bears interest at prime (4.25% at December 31, 2002). Interest expense on this note charged to operations was $8,037 and $8,902 for the years ended December 31, 2002 and 2001, respectively.

                  The aggregate long-term debt payments for each of the next five years are:

                                2003                   130,000
                                2004                    38,270
                                                      --------
                                                       168,270
                                Current                130,000
                                                      --------
                                Long-term             $ 38,270
                                                      ========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7.           COMMON AND PREFERRED STOCK

                  COMMON STOCK ISSUES
                  -------------------

                  During 2002 and 2001, 0 and 1,529 respectively, of the outstanding shares of Series B preferred stock were converted to 0 and 1,529 shares of common stock. Additionally, stock options were exercised for a total of 750 shares of common stock with total proceeds of $1,875.

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

                  PREFERRED STOCK
                  ---------------

                  Shares of preferred stock authorized and outstanding at December 31, 2002 are as follows:

                                                   SHARES          SHARES
                                                  AUTHORIZED      OUTSTANDING
                                                  ----------      -----------

                  Cumulative Preferred Stock         10,000               --

                  Voting Preferred Stock            125,000               --

                  Non-Voting Preferred Stock        125,000 (a)       25,284 (b)

                  (a) Includes 700 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock authorized for issuance.
                  (b) Includes 99 shares of Series A Preferred Stock and 25,185 shares of Series B Preferred Stock outstanding at December 31, 2002.

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

                  The Series A preferred shares have a mandatory redemption at 25% annually of the issued Series A preferred shares at their stated value plus accrued and unpaid dividends. As of December 31, 2002, none of the Series A preferred shares had been redeemed. As security for cash dividends, or mandatory redemption payments due on the Series A preferred shares, and to collateralize the preference upon a liquidation, dissolution or winding up of the affairs of the Company, Dr. and Mrs. Funk pledged an aggregate of 60,000 shares of common stock, $.01 par value of Interpore/Cross International (Interpore) (formerly known as Cross Medical Products, Inc.).

                  Series A redeemable convertible preferred stock and accrued dividends in the amount of $121,770 is outstanding at December 31, 2002 and was due May 31, 2002. Management is working with the shareholder to negotiate repayment terms. Management expects to have a resolution prior to the end of the second quarter of 2003.

                  Issue costs of $70,277 on Series A were netted against the proceeds and are being amortized over the term of the Series A payout period of seven years using the straight-line method. Unamortized costs at December 31, 2001 are $0. The amortized (accreted) amount is reflected in income (loss) applicable to common shares and additional paid-in-capital. The annual accretion totaled $6,469 and $13,618 for the years ended December 31, 2002 and 2001, respectively.

                  As security for cash dividends on the Series B preferred shares, Dr. and Mrs. Funk had pledged an aggregate 131,000 shares of $.01 par value common stock of Interpore. In December of 2002, the pledged Interpore shares were released in accordance with the terms of the pledge agreement. Issue costs of approximately $116,110 on Series B were netted against the proceeds of that issue.

                  During 2002 and 2001, Series B cash dividends totaling $25,185 and $25,185 were paid, respectively. Additionally, preferred stock was converted to 0 and 1,529 shares of common stock, respectively.

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

                  At December 31, 2002, all outstanding common stock equivalents which include preferred stock Series A and B employee and director stock options and warrants are antidilutive due to the net loss. All common stock equivalents were excluded in the diluted loss per share calculation as there were none "in the money", and therefore, not included as a common stock equivalent.


                                               DECEMBER 31,      DECEMBER 31,
                                                  2002              2001
                                               ----------       ------------

                  Options                        504,550          449,700
                  Warrants                       160,000          160,000
                  Preferred Series A              16,500           16,500
                  Preferred Series B              50,370           50,370
                                                 -------          -------
                                                 731,420          676,570
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

                                                           2002         2001
                                                           ----         ----

Income (loss) available to common shareholders
  used in basic EPS and diluted EPS                   $  (445,177)   $     8,821
                                                      ===========    ===========

Weighted average number of common shares
  used in EPS                                           1,823,256      1,821,175

Effect of dilutive securities:

Stock options and warrants                                     --          1,599
                                                      -----------    -----------

Weighted number of common shares and dilutive
  potential common stock used in diluted EPS            1,823,256      1,822,774
                                                      ===========    ===========

NOTE 8.            INCENTIVE STOCK OPTION PLANS

                  In November 1987, the Company adopted the 1987 Incentive Stock Option Plan (the Incentive Plan) for key employees under which options to purchase up to 40,000 shares of the Company's common stock may be granted to qualified employees, subject to the execution of stock option agreements. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. All remaining options outstanding for this Plan expired in 2001.

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

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8.           INCENTIVE STOCK OPTION PLANS (CONTINUED)

                  On September 29, 1995, the Company adopted the 1995 Stock Option Plan (the 1995 Plan) as incentive to key employees, directors and consultants under which options to purchase up to 900,000 shares of the Company's common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key associates of the Company and Non-Statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant.

                  The cumulative status at December 31, 2002 and 2001 of options granted and outstanding, as well as options which became exercisable in connection with the Incentive Plan is summarized as follows:

                  EMPLOYEE STOCK OPTION PLANS
                  ---------------------------

                                                                                         WEIGHTED
                                                                                          AVERAGE
                                                                    STOCK OPTIONS      EXERCISE PRICE
                                                                    -------------      --------------
                  Outstanding at December 31, 2000                      299,700        $   2.47
                    Granted                                              50,750            1.82
                    Exercised                                                --              --
                    Forfeited                                           (87,250)           2.76
                                                                      ---------        ---------
                  Outstanding at December 31, 2001                      263,200            2.22
                    Granted                                             190,000            1.55
                    Exercised                                                --              --
                    Forfeited                                           (55,650)           2.89
                                                                      ---------        ---------
                  Outstanding at December 31, 2002                    $ 397,550            1.94
                                                                      =========        =========
                  Shares exercisable at December 31, 2001                80,510            2.35

                  Shares exercisable at December 31, 2002               123,200            2.42



                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8.           INCENTIVE STOCK OPTION PLANS (CONTINUED)

                  NON-EMPLOYEE DIRECTOR OPTION PLANS
                  ----------------------------------


                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                               STOCK OPTIONS    EXERCISE PRICE
                                                               -------------    --------------

                  Outstanding at December 31, 2000                 157,500        $   2.53

                    Granted                                         45,000            1.46

                    Exercised                                         (750)           2.50

                    Forfeited                                       (5,250)           2.50
                                                                  --------        --------
                  Outstanding at December 31, 2001                 196,500            2.22

                    Granted                                             --              --

                    Exercised                                           --              --

                    Forfeited                                      (89,500)           2.00
                                                                  --------        --------
                  Outstanding at December 31, 2002                 107,000        $   2.14
                                                                  ========        ========


                  Shares exercisable at December 31, 2001          115,500            2.46

                  Shares exercisable at December 31, 2002           98,000            2.14

                  Exercise prices for options range from $1.34 to $3.00 for options at December 31, 2002. The weighted average option price for all options outstanding is $1.98 with a weighted average remaining contractual life of 6.9 years.

                  The exercise price for all options exercisable at December 31, 2002 range from $1.34 to $3.00.

                  In electing to continue to follow APB #25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS #123 for stock-based compensation including disclosure of pro-forma net income and earnings per share had compensation expense been measured under the fair value recognition provisions.

                  The weighted average fair values at date of grant for options granted during 2002 and 2001 were $1.45 and $1.65, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions: 2002 2001 ---- ---- Expected life in years 6.89
                  6.71 Interest rate 5% 6% Volatility 110.67% 111.25% Dividend yield 0% 0%

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS.


NOTE 8.           INCENTIVE STOCK OPTION PLANS (CONTINUED)

                  The Company's pro forma information for the years ended December 31, 2002 and 2001 in accordance with the provisions of FASB #123 is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following table compares 2002 and 2001 results as reported to the results had the Company adopted the expense recognition provisions of FASB #123.

                                                             2002        2001
                                                             ----        ----
                  Net income (loss) applicable to
                   common shares:

                    As reported                          $ (445,177)   $ 8,821
                    Pro forma under SFAS #123              (447,360)     2,480
                  Basic and diluted income (loss)
                    per share:
                    As reported                          $    (0.24)   $  0.00
                    Pro forma under SFAS #123                 (0.25)      0.00
                  Diluted income (loss) per share:
                    As reported                          $    (0.24)   $  0.00
                    Pro forma under SFAS #123                 (0.25)      0.00

NOTE 9.           WARRANTS ISSUED

                  Warrants unexercised at December 31, 2002, issued to related parties are as follows:

# OF COMMON                                                   ISSUE                  EXERCISE
   SHARES          ISSUED TO       CONSIDERATION              DATE      EXPIRATION    PRICE
--------------     ---------       -------------              ----      ----------    -----

Related Parties
10,000             Edward Funk     Lease Guarantee              3-96      3-03        $ 5.00
75,000             Edward Funk     Subordinated notes payable   1-00      1-10        $ 2.50
75,000             Ingeborg Funk   Subordinated notes payable   1-00      1-10        $ 2.50

                  The Company has issued common stock purchase warrants at $2.50 (fair market value at date of grant) per common share for 150,000 shares of common stock related to the subordinated notes payable to Edward and Ingeborg Funk, The warrants are 100% vested and expire ten years from the date of grant of January 7, 2000.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10.          INCOME TAXES

                  Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                                      2002
                                                                      ----
                  Deferred tax assets

                    NOL Carryforward                             $   1,697,000

                    UNICAP                                              49,000

                    Allowance for doubtful accounts                      6,000

                    Reserve for obsolete inventory                      43,000

                    Property and equipment                              18,000
                                                                  ------------
                                                                     1,813,000

                  Valuation allowance                                1,813,000
                                                                  ------------

                  Net                                            $          --
                                                                  ============

                  A  valuation   allowance   has  been   recorded   against  the
                  realizability of the net deferred tax asset, such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $1,813,000 and $1,728,000 at December 31, 2002 and 2001, respectively.

                  The Company has net operating loss carryovers available for federal and state tax purposes of approximately $4,991,000, which expire in varying amounts from 2003 through 2022.

                  For  the  years  ended   December   31,   2002  and  2001,   a
                  reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:


                                                        PERCENTAGE
                                                ---------------------------
                                                     2001              2000
                                                     ----              ----

                  Federal statutory rate            (34.0)            (34.0)
                  Valuation allowance                34.0              34.0
                                                ---------         ---------
                  Effective rate                       -- %              --%
                                                =========         =========

                  The expense (benefit) for income taxes consists of the following:

                   Current expense                $   --         $  --
                   Deferred expense                   --            --
                                                  ------         -----
                  Total                           $   --         $  --
                                                  ======         =====

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11.          RELATED PARTY TRANSACTIONS

                  Sales to a related party amounted to $20,812 and $12,224 during 2002 and 2001, respectively.

                  The Company has a note receivable from an employee of the Company in the amount of $11,985. The note bears interest at 8% per annum.

                  The  Company  has  trade  payables,   shareholders  of  $7,920
                  pertaining to reimbursement for purchase of goods and services obtained for Company purposes.

                  Interest expense, shareholder was $15,428 and $10,961 for the years ended December 31, 2002 and 2001, respectively.

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

                  o Note payable shareholder: Amounts reported in the balance sheet represent debt to a major shareholder. Amounts reported in the balance sheet approximate fair market value, as the interest rate is prime.

                  o Redeemable convertible preferred stock: Amounts reported in the balance sheet are in excess of fair market value as the conversion price is $6.00 per share and average market price at December 31, 2002 was $0.40 for a difference of fair value of $5.60 per share or a total difference of $92,400 at December 31, 2002.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13.          FOURTH QUARTER ADJUSTMENTS

                  The Statement of Operations includes fourth quarter adjustments for the inventory write-down of $190,881. This adjustment contains two components. Inventory for one raw material item was reduced to the lower of cost or market for a reduction of pricing that began declining in the second quarter of 2002. The lower of cost or market adjustment totaled $88,334.

                  Additionally, management in the fourth quarter reviewed inventory for obsolete items and inventory items that are no longer used in the manufacturing process. This review process was in excess of the inventory reserve on the books and resulted in an inventory write-down of $102,547.