Form 10QSB
period 2003-03-31
SUPERCONDUCTIVE COMPONENTS INC
filed 2003-05-15
CIK 830616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from                   to
                                        -----------------    -------------------

                         Commission file number: 0-31641

                        SUPERCONDUCTIVE COMPONENTS, INC.
             (Exact name of registrant as specified in its charter)

                    OHIO                                    31-0121318
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

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 1,823,256 shares of Common Stock, without par value, were outstanding at April 30, 2003.

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS
                                -----------------



                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Balance Sheets as of March 31, 2003  (unaudited)
                           and December 31, 2002                                                   3 - 4

                      Statements of Operations For the Three Months
                           Ended March 31, 2003 and 2002  (unaudited)                                5

                      Statements of Cash Flows For the Three Months
                           Ended March 31, 2003 and 2002 (unaudited)                               6 - 7

                      Notes to Financial Statements (unaudited)                                   8 - 11


         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                       12 - 21

         Item 3.  Controls and Procedures                                                           21

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                               N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                       N/A

         Item 3.  Defaults Upon Senior Securities.                                                 N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                             N/A

         Item 5.  Other Information.                                                               N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 22

         Signatures                                                                                 22

         Certifications of CEO and CFO.                                                          23 - 24


                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                                     ASSETS
                                     ------



                                                                  MARCH 31,     DECEMBER 31,
                                                                    2003           2002
                                                                 -----------    -----------
                                                                 (UNAUDITED)

CURRENT ASSETS
  Cash                                                           $   111,414    $    48,908
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $15,000 and
       $18,000 respectively                                          219,865        170,038
    Contract receivable                                                2,471         71,087
    Related party receivables                                          4,589          4,368
    Employees                                                         11,078         11,985
    Other                                                                725            733
 Inventories                                                         627,270        655,432
 Prepaid expenses                                                     21,314         33,934
                                                                 -----------    -----------
       Total current assets                                          998,726        996,485
                                                                 -----------    -----------

PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                          2,331,717      2,312,869
  Furniture and fixtures                                              22,124         22,124
  Leasehold improvements                                             347,349        347,349
                                                                 -----------    -----------
                                                                   2,701,190      2,682,342
  Less accumulated depreciation                                   (2,095,342)    (2,068,246)
                                                                 -----------    -----------
                                                                     605,848        614,096
                                                                 -----------    -----------

OTHER ASSETS
  Intangibles                                                         42,475         43,247
                                                                 -----------    -----------

TOTAL ASSETS                                                     $ 1,647,049    $ 1,653,828
                                                                 ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                                                   MARCH 31,    DECEMBER 31,
                                                                                     2003           2002
                                                                                     ----           ----
                                                                                  (UNAUDITED)

CURRENT LIABILITIES
  Capital lease obligation, current portion                                       $    37,869    $    40,144
  Capital lease obligation, shareholder, current portion                               54,142         48,171
  Note payable shareholders, current portion                                           94,000         82,000
  Accounts payable                                                                    309,130        329,693
  Accounts payable, shareholders                                                        7,920          7,920
  Accrued contract expenses                                                            78,358         21,143
  Accrued personal property taxes                                                      67,501         54,002
  Accrued interest, shareholder                                                        24,932         20,638
  Accrued expenses                                                                     89,701         42,836
                                                                                  -----------    -----------
        Total current liabilities                                                     763,553        646,547
                                                                                  -----------    -----------

CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                                       55,005         63,721
                                                                                  -----------    -----------

CAPITAL LEASE OBLIGATION, SHAREHOLDER, NET OF
 CURRENT PORTION                                                                       14,286         20,257
                                                                                  -----------    -----------

NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
 PORTION                                                                               74,270         86,270
                                                                                  -----------    -----------

REDEEMABLE CONVERTIBLE PREFERRED
STOCK (Series A)
 10% cumulative, nonvoting, no par value, $1,000 stated value, liquidation and mandatory redemption at stated value per share plus unpaid and accumulated
     dividends of $278.20 per share                                                   121,770        121,770
                                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES                                                              --             --
                                                                                  -----------    -----------

SHAREHOLDERS' EQUITY
  Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par
     value, $10 stated value, optional redemption at 103%                             342,378        335,492
  Common stock, no par value, authorized 15,000,000
     shares; 1,823,256 shares issued and outstanding                                6,378,216      6,378,216
  Additional paid-in capital                                                            2,106          8,992
  Accumulated deficit                                                              (6,104,535)    (6,007,437)
                                                                                  -----------    -----------
                                                                                      618,165        715,263
                                                                                  -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 1,647,049    $ 1,653,828
                                                                                  ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                   ------------------------------------------
                                   (UNAUDITED)

                                                        2003            2002
                                                        ----            ----

SALES REVENUE                                       $   624,546     $   714,148
CONTRACT RESEARCH REVENUE                                33,333          69,231
                                                    -----------     -----------
                                                        657,879         783,379
                                                    -----------     -----------

COST OF SALES REVENUE                                   475,328         527,778
COST OF CONTRACT RESEARCH                                33,333          69,231
                                                    -----------     -----------
                                                        508,661         597,009
                                                    -----------     -----------

GROSS MARGIN                                            149,218         186,370

GENERAL AND ADMINISTRATIVE EXPENSES                     179,070         212,607

SALES AND PROMOTIONAL EXPENSES                           48,256          41,513
                                                    -----------     -----------

LOSS FROM OPERATIONS                                    (78,108)        (67,750)
                                                    -----------     -----------

OTHER INCOME (EXPENSE)
  Interest, net                                          (5,846)         (4,156)
  Miscellaneous, net                                      2,742            (428)
                                                    -----------     -----------
                                                         (3,104)         (4,584)
                                                    -----------     -----------

LOSS BEFORE INCOME TAX                                  (81,212)        (72,334)

INCOME TAX EXPENSE                                           --              --
                                                    -----------     -----------

NET LOSS BEFORE CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING                                   (81,212)        (72,334)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING             (15,886)             --
                                                    -----------     -----------

NET LOSS                                                (97,098)        (72,334)

DIVIDENDS ON PREFERRED STOCK                             (6,885)         (9,360)

ACCRETION OF REDEEMABLE CONVERTIBLE
 PREFERRED (SERIES A)                                        --          (3,881)
                                                    -----------     -----------

LOSS APPLICABLE TO COMMON SHARES                    $  (103,983)    $   (85,575)
                                                    ===========     ===========

EARNINGS PER SHARE - BASIC AND DILUTIVE
 (Note 2)

NET LOSS PER COMMON SHARE BEFORE CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING
  Basic                                             $     (0.04)    $     (0.04)
                                                    ===========     ===========
  Dilutive                                          $     (0.04)    $     (0.04)
                                                    ===========     ===========

NET LOSS PER COMMON SHARE AFTER CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING
  Basic                                             $     (0.06)    $     (0.05)
                                                    ===========     ===========
  Dilutive                                          $     (0.06)    $     (0.05)
                                                    ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                               1,823,256       1,823,256
                                                    ===========     ===========
  Dilutive                                            1,823,256       1,823,256
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                   ------------------------------------------

                                   (UNAUDITED)


                                                                       2003        2002
                                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $ (97,098)   $ (72,334)
                                                                    ---------    ---------
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation                                                       58,709       60,922
    Amortization and accretion                                          1,600          743
    Cumulative effect of a change in accounting                        15,886           --
    Gain on sale of equipment                                          (3,200)          --
    Inventory reserve                                                 (19,837)          --
    Provision for doubtful accounts                                     3,000       (3,000)
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                            16,483       12,876
        Inventories                                                    47,999      (19,067)
        Prepaid expenses                                               12,620      (33,694)
        Other assets                                                       --         (537)
      Increase (decrease) in liabilities:
        Accounts payable                                              (20,562)       2,138
        Accrued expenses                                               93,487        1,464
                                                                    ---------    ---------
          Total adjustments                                           206,185       21,845
                                                                    ---------    ---------
              Net cash provided by (used in) operating activities     109,087      (50,489)
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on sale of equipment                                         3,200           --
  Purchases of property and equipment                                 (38,790)     (21,504)
                                                                    ---------    ---------
              Net cash used in investing activities                   (35,590)     (21,504)
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable, shareholders                                 --       50,000
  Principal payments on capital lease obligations                     (10,991)     (10,061)
                                                                    ---------    ---------
              Net cash provided by (used in) financing activities     (10,991)      39,939
                                                                    ---------    ---------






   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                   ------------------------------------------

                                   (UNAUDITED)

                                                         2003            2002
                                                         ----            ----
NET INCREASE (DECREASE) IN CASH                          62,506        (117,421)

CASH - Beginning of period                               48,908         202,406
                                                      ---------       ---------

CASH - End of period                                  $ 111,414       $  84,985
                                                      =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the years for:
    Interest, net                                     $   1,552           5,671
    Income taxes                                      $      --              --












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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2002. Interim results are not necessarily indicative of results for the full year.

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

                  Effective January 1, 2003, the Company implemented SFAS 143 - "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

NOTE 3.           INVENTORY

                  Inventory is comprised of the following:


                                        MARCH 31,           DECEMBER 31,
                                          2003                  2002
                                       ----------           ------------
                                      (unaudited)

                  Raw materials        $ 429,154             $ 459,784
                  Work-in-progress       139,995               145,838
                  Finished goods         164,407               175,933
                  Inventory reserve     (106,286)             (126,123)
                                       ---------             ---------
                                       $ 627,270             $ 655,432
                                       =========             =========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4.           COMMON STOCK AND STOCK OPTIONS

                  The following options were granted under the 1995 Stock Option Plan during the three months ended March 31, 2003:

                       GRANT DATE           # OPTIONS GRANTED    OPTION PRICE
                       ----------           -----------------    ------------

                    January 16, 2003              35,000             $1.00


NOTE 5.           EARNINGS PER SHARE

                  Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At March 31, 2003 all Common Stock options and warrants had an exercise price above the fair market value of the Company's Common Stock, and accordingly, no effect of dilution is recorded for such Common Stock equivalents. The following is provided to reconcile the earnings per share calculations:

                                                  Three months ended March 31,
                                                       2003          2002
                                                       ----          ----
                  Income (loss) applicable
                   to common shares               $  (103,983)   $   (85,575)
                                                  ===========    ===========

                  Weighted average
                   common shares
                   outstanding - basic              1,823,256      1,823,256

                  Effect of dilutions -
                   stock options                           --             --
                                                  -----------    -----------

                  Weighted average
                   shares outstanding -
                   diluted                          1,823,256      1,823,256
                                                  ===========    ===========

NOTE 6.           REDEEMABLE CONVERTIBLE PREFERRED STOCK (SERIES A)

                  Effective May 31, 2002, the 99 shares of Series A redeemable convertible preferred stock ($99,000) and accrued dividends ($22,770) became fully redeemable by the Company. At March 31, 2003, the Company still owes the total outstanding balance of $121,770. Management is working with the shareholder to negotiate repayment terms. Management expects to have a resolution prior to the end of the second quarter of 2003. However, due to the Company's current capital position and its prospects for obtaining additional financing in the near future, there can be no assurance that a resolution to this issue will be reached by that time.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7.           ASSET RETIREMENT OBLIGATION

                  Property and equipment are stated at cost including the expected present value of future obligations to provide for their retirement. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

                  Included in machinery and equipment is various production equipment which, per the Company's building lease, is required to be removed upon termination of the lease. Included in current liabilities in the accompanying balance sheet is the asset retirement obligation that represents the expected present value of the liability to remove this equipment. There are no assets that are legally restricted for purposes of settling this asset retirement obligation.

                  Changes in asset retirement for the quarter ended March 31, 2003:

                           Liability, beginning of year                $      0
                               Liabilities incurred prior to 2003
                                recorded in first quarter                27,158
                               Liabilities incurred in first quarter        400
                               Liabilities settled                            0
                               Accretion expense                            828
                               Revisions in cash flow estimates               0
                                                                       --------
                           Liability, end of quarter                   $ 28,386
                                                                       ========

                  Pro forma income statement effect for the quarter ended March 31, 2002:


                           Net loss as reported                        $(85,575)
                           Additional depreciation expense                   45
                           Additional accretion expense                     211
                           Net loss restated retroactive for
                            change in accounting                       $(85,831)
                                                                       ========

                           Net loss per common share
                            as reported                                $  (0.05)

                           Net loss per common share
                            restated retroactive for
                            change in accounting                       $  (0.05)

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.           CAPITAL REQUIREMENTS; RISK OF CURTAILMENT OF BUSINESS
                  OPERATIONS


                  Our accumulated deficit since inception was $6,104,535 (unaudited) at March 31, 2003. We have financed the losses primarily from: (i) several private offerings of debt and equity securities; (ii) additional investments and loans by our major shareholders; and (iii) a private offering of common stock and warrants to purchase common stock in October 2000. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations. We expect to continue to incur significant operating and net losses in 2003, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

                  As of March 31, 2003, our cash on-hand was $111,414 with an additional $100,000 available to the Company through a line of credit. During the first quarter of 2003, the Company provided $109,000 in cash to fund our operations. We believe, based on currently available financing and forecasted sales and expenses, that our funding will be adequate to sustain operations through December 2003. During the first quarter of 2003 we have attempted to raise additional funds through further offerings of debt or equity; however, to date, we have not been successful in our efforts. While certain major shareholders of the Company have advanced funds in the form of subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding the Company or guaranteeing bank debt in the future. We believe that unless additional financing is arranged, we would likely have to significantly curtail our current business operations and may be forced to liquidate the Company. We must ultimately achieve profitability from our current product line for our business model to succeed. We do not believe that we will be able to achieve profitability from our current product line until the fourth quarter of 2003, based on our current projections. In the absence of significant revenue from our product line, we believe that we will need to arrange financing of at least $180,000 by December 2003 in order to sustain our operations at current levels into 2004. However, we cannot assure you that subsequent additional financings will be available to us on a timely basis or that the additional capital that we require will be available on acceptable terms, if at all. The terms of a subsequent financing may involve the authorization of additional shares of our common stock that may result in a significant dilution, a change of control and/or require stockholder approval. We have been, and continue to be, actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange some other suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

                  The Company has incurred substantial operating losses through March 31, 2003, and numerous factors, including a need to secure new facilities for the Company's operations in the near future, makes it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of assets, public or private financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive products by others. Because our common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

         RESULTS OF OPERATIONS

         CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-KSB for the year ended December 31, 2002 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, asset retirement obligations and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit to our Company. Cost estimates for removal and repair of the current leased building or a change in timing of the relocation could impact the estimate. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

         To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $6,104,535 from inception to March 31, 2003.

         THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED):

         REVENUES

         Revenues for the three months ended March 31, 2003 were $657,879 compared to $783,379, a decrease of $125,500 or 16.0% from the three months ended March 31, 2002.

         Product revenues decreased to $624,546 in 2003 from $714,148 in 2002 or a decrease of 12.5%. The decline in revenues for the first three months is due to lower product shipments as a result of the weak U.S. economy. The Company intends to intensify its marketing efforts by increasing the number of manufacturers representatives representing the Company. Also, a sales manager is expected to be added to the organization in 2003.

         Contract research revenues were $33,333 in 2003 as compared to $69,231 in 2002. The decrease is due to a Phase II SBIR grant from the National Science Foundation that expired in 2002. Revenues of $69,231 from this grant are included in 2002 revenues.

         The Company was awarded a $100,000 Phase I SBIR from the Department of Energy in May 2002. This grant began in August 2002 and $33,333 of revenue was recognized in the first quarter of 2003.

         The Company became a member of a team led by Oxford Instruments Superconducting Technology, which was awarded a grant from the Department of Energy Superconductivity Partnership Initiative Program. This program began in the fourth quarter of 2002. Expenses of $4,900 were incurred in the first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         GROSS MARGIN

         Total gross margin in 2003 was $149,218 or 22.7% of total revenue compared to $186,370 or 23.8% in 2002. Gross margin on product revenue was 23.9% in 2003 versus 26.1% in 2002. The decrease was due to lower sales as well as the product mix. Gross margin on contract research revenue was 0.0% for 2003 and 2002.

         SELLING EXPENSE

         Selling expense in 2003 increased to $48,256 from $41,513 in 2002, an increase of 16.2%. The increase was due to increased commission costs and increased trade show attendance.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense in 2003 decreased to $179,070 from $212,607 or a 15.8% decrease. The decrease in these costs was due to a reduction in administrative staff. In addition, 2002 expenses include consulting services for management assistance, which totaled $12,491.

         RESEARCH AND DEVELOPMENT EXPENSE

         Internal research and development costs are expensed as incurred. Research and development costs for 2003 were $17,028 compared to $(351) in 2002. Internal research and development costs increased due to a decrease in contract research revenues, which are used to offset these expenses.

         INTEREST EXPENSE

         Interest expense was $6,439 for the three months ended March 31, 2003 compared to $5,671 for the three months ended March 31, 2002. Interest expense to related parties was $4,294 and $2,763 for the three months ended March 31, 2003, and March 31, 2002, respectively. The increase is due to the accrued interest incurred as a result of the Series A preferred stock.

         INCOME (LOSS) APPLICABLE TO COMMON SHARES

         BASIC

         Net loss per common share based on the loss applicable to common shares for the three months ended March 31, 2003 and 2002 was $0.06 and $0.05, respectively. The loss applicable to common shares includes the net loss from operations, Series A and B preferred stock dividends, the accretion of Series A preferred stock and the cumulative effect of the change in accounting. The net loss per common share from operations was $0.04 and $0.04 for the three months ended March 31, 2003 and 2002, respectively. The difference between the net loss from operations and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         the loss applicable to common shares of $0.02 and $0.01 for the three months ended March 31, 2003 and 2002, respectively, is a result of the preferred position that the preferred shareholders have in comparison to the common shareholders and the cumulative effect of the change in accounting.

         Dividends on the Series A and B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series A preferred stock totaled $0 for the three months ended March 31, 2003 and $2,475 for the three months ended March 31, 2002. Dividends on the Series B preferred stock totaled $6,885 for each period.

         The accretion of Series A preferred stock represents issue costs of $70,277 that were netted against the proceeds of Series A preferred stock. The issue costs were amortized over the payout period of seven years of income (loss) applicable to common shares and additional paid-in capital. The accretion totaled $0 for the first three months of 2003 and $3,881 for the first three months of 2002.

         Basic loss per common share for the three months ended March 31, 2003, was $0.04 per share with 1,823,256 average common shares outstanding as compared to $0.05 per share and 1,823,256 weighted average common shares outstanding for the three months ended March 31, 2002.

         DILUTED

         Diluted loss per common share for the three months ended March 31, 2003 was $0.06 per share with 1,823,256 average common shares outstanding as compared to $0.05 per share and 1,823,256 weighted average common shares outstanding for the three months ended March 31, 2002. For the three months ended March 31, 2003 and 2002, all outstanding common stock equivalents are anti-dilutive due to the net loss.

         LIQUIDITY AND WORKING CAPITAL

         At March 31, 2003, working capital was $235,173 compared to $681,663 at March 31, 2002. The Company provided cash from operations for the three months ended March 31, 2003, of approximately $109,000. The Company utilized cash from operations for the three months ended March 31, 2002, of approximately $50,000. Significant non-cash items including depreciation, inventory reserve on excess and obsolete inventory, allowance for doubtful accounts and the cumulative effect of the change in accounting were approximately $56,000 and $62,000, respectively, for the three months ended March 31, 2003 and 2002. Overall, accounts payable and accrued expenses increased in excess of decreases in accounts receivable, inventory and prepaids by approximately $150,000 for the three months ended March 31, 2003. Accounts receivable, inventory, and prepaids increased in excess of increases in accounts payable and accrued expenses by approximately $37,000 for the three months ended March 31, 2002, as a result of timing of receipt of inventory versus required scheduled payments on this inventory and increased prepaid expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         For investing activities, the Company used cash of approximately $36,000 and $22,000, for the three months ended March 31, 2003 and March 31, 2002, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity. Proceeds on sale of equipment totaled $3,200 and $0 for the three months ended March 31, 2003 and March 31, 2002, respectively.

         For financing activity for the three months ended March 31, 2003, the Company utilized cash of approximately $11,000. Cash payments to third parties for capital lease obligations approximated $11,000.

         For financing activity for the three months ended March 31, 2002, the Company provided cash of approximately $40,000. Cash payments to third parties for capital lease obligations approximated $10,000; proceeds from notes payable from shareholders totaled $50,000.

         Series A redeemable convertible preferred stock and accrued dividends in the amount of $121,770 is outstanding at March 31, 2003 and was due May 31, 2002. Management is working with the shareholder to negotiate repayment terms. Management expects to have a resolution prior to the end of the second quarter of 2003. However, due to the Company's current capital position and its prospects for obtaining additional financing in the near future, there can be no assurance that a resolution to this issue will be reached by that time.


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

         The Company anticipates, based on currently available financing and forecasted sales and expenses, that funding for the Company's operations will be adequate to sustain operations through December 2003. During the first quarter of 2003, the Company has attempted to raise additional funds through further offerings of debt or equity; however, to date, these efforts have been unsuccessful. Unless additional financing is arranged, the Company will have to significantly curtail its current business operations and may be forced to liquidate.

         In the absence of significant revenue from our product line, the Company must arrange financing of at least $180,000 by December 2003 in order to sustain its operations at current levels into 2004. In order to succeed, the Company must ultimately achieve profitability from our current product line. It is unlikely that the Company will be able to achieve profitability from its current product line until the fourth quarter of 2003.

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

         We commenced business in May of 1987. Our accumulated deficit since inception was $6,104,535 (unaudited) at March 31, 2003.

         We have financed the losses primarily from: (i) several private offerings of debt and equity securities; (ii) additional investments and loans by our major shareholders; and (iii) a private offering of common stock and warrants to purchase common stock in October 2000. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations. We expect to continue to incur significant operating and net losses in 2003, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

         If we are unable to obtain additional funds we may have to significantly curtail the scope of our operations or liquidate the Company.

         As of March 31, 2003, our cash on-hand was $111,414 with an additional $100,000 available to the Company through a line of credit. During the first quarter of 2003, the Company provided $109,000 in cash to fund our operations. We believe, based on currently available financing and forecasted sales and expenses, that our funding will be adequate to sustain operations through December 2003. During the first quarter of 2003 we have attempted to raise additional funds through further offerings of debt or equity; however, to date, we have not been successful in our efforts. While certain major shareholders of the Company have advanced funds in the form of subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding the Company or guaranteeing bank debt in the future. We believe that unless additional financing is arranged, we would likely have to significantly curtail our current business operations and may be forced to liquidate the Company. We must ultimately achieve profitability from our current product line for our business model to succeed. We do not believe that we will be able to achieve profitability from our current product line until the fourth quarter of 2003, based on our current projections. In the absence of significant revenue from our product line, we believe that we will need to arrange financing of at least $180,000 by December 2003 in order to sustain our operations at current levels into 2004. However, we cannot assure you that subsequent additional financings will be available to us on a timely basis or that the additional capital that we require will be available on acceptable terms, if at all. The terms of a subsequent financing may involve the authorization of additional shares of our common stock that may result in a significant dilution, a change of control and/or require stockholder approval. We have been, and continue to be, actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange some other suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

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

         The Company has incurred substantial operating losses through March 31, 2003, and numerous factors, including a need to secure new facilities for the Company's operations in the near future, makes it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of assets, public or private financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive products by others. Because our common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

         We are authorized to issue up to 15,000,000 shares of common stock, which may be issued by our board of directors for such consideration, as they may consider sufficient without seeking shareholders approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current shareholders.

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

         We may have difficulty raising additional capital, which could deprive us of necessary resources.

         We require substantial capital resources to maintain existing operations and to secure new manufacturing facilities.

         OFF BALANCE SHEET ARRANGEMENTS

         The Company has no off balance sheet arrangements including special purpose entities.

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

                                    SUPERCONDUCTIVE COMPONENTS, INC.


Date:  May 15, 2003                 /s/ Daniel Rooney
                                    --------------------------------------------
                                    Daniel Rooney, President and Chief Executive
                                    Officer
                                    (Principal Executive Officer)


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

Date: May 15, 2003

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

Date: May 15, 2003

                                                    /s/ Gerald S. Blaskie
                                                    ----------------------------
                                                    Gerald S. Blaskie
                                                    Chief Financial Officer