Form 10QSB
period 2003-06-30
SUPERCONDUCTIVE COMPONENTS INC
filed 2003-08-14
CIK 830616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
                                     -------------    --------------

                         Commission file number: 0-31641

                        SUPERCONDUCTIVE COMPONENTS, INC.
             (Exact name of registrant as specified in its charter)

                    OHIO                                       31-0121318
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

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 1,823,256 shares of Common Stock, without par value, were outstanding at July 31, 2003.

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                  PAGE NO.
                                                                                                  --------

PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements.

                      Balance Sheets as of June 30, 2003  (unaudited)
                           and December 31, 2002                                                   3 - 4

                      Statements of Operations For the Three Months and Six Months
                           Ended June 30, 2003 and 2002  (unaudited)                                 5

                      Statements of Cash Flows For the Three Months and Six Months
                           Ended June 30, 2003 and 2002 (unaudited)                                6 - 7

                      Notes to Financial Statements (unaudited)                                   8 - 11


         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                         12-20

         Item 3.  Disclosure Controls and Procedures                                                21

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                        N/A

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              22

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 22

         Signatures.                                                                               22-23

                         SUPERCONDUCTIVE COMPONENTS, INC.

                                   BALANCE SHEETS

                                      ASSETS
                                      ------

                                                                       JUNE 30,         DECEMBER 31,
                                                                        2003                2002
                                                                        ----                ----
                                                                     (UNAUDITED)
CURRENT ASSETS
  Cash                                                               $   403,016        $    48,908
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $15,000 and
                 $18,000 respectively                                    244,421            170,038
    Contract receivable                                                       --             71,087
    Related party receivables                                              3,489              4,368
    Employees                                                              8,252             11,985
    Other                                                                     23                733
 Inventories                                                             696,680            655,432
 Prepaid expenses                                                         25,291             33,934
                                                                     -----------        -----------
       Total current assets                                            1,381,172            996,485
                                                                     -----------        -----------
PROPERTY AND EQUIPMENT,
 AT COSTery and equipment                                              2,023,850          2,312,869
  Furniture and fixtures                                                  22,124             22,124
  Leasehold improvements                                                 347,349            347,349
                                                                     -----------        -----------
                                                                       2,393,323          2,682,342
  Less accumulated depreciation                                       (1,767,393)        (2,068,246)
                                                                     -----------        -----------
                                                                         625,930            614,096
                                                                     -----------        -----------
OTHER ASSETS
  Intangibles                                                             41,703             43,247
                                                                     -----------        -----------
TOTAL ASSETS                                                         $ 2,048,805        $ 1,653,828
                                                                     ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                                          JUNE 30,        DECEMBER 31,
                                                                                           2003               2002
                                                                                           ----               ----
                                                                                        (UNAUDITED)
CURRENT LIABILITIES
  Capital lease obligation, current portion                                           $    35,538        $    40,144
  Capital lease obligation, shareholder, current portion                                   62,004             48,171
  Note payable shareholders, current portion                                              106,000             82,000
  Accounts payable                                                                        401,254            329,693
  Accounts payable, shareholders                                                            7,920              7,920
  Accrued contract expenses                                                                30,000             21,143
  Accrued personal property taxes                                                          55,844             54,002
  Accrued interest, shareholders                                                           21,358             20,638
  Accrued expenses                                                                         52,637             42,836
                                                                                      -----------        -----------
        Total current liabilities                                                         772,555            646,547
                                                                                      -----------        -----------
CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                                           46,096             63,721
                                                                                      -----------        -----------
CAPITAL LEASE OBLIGATION, SHAREHOLDER, NET OF
 CURRENT PORTION                                                                            6,424             20,257
                                                                                      -----------        -----------
NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
 PORTION                                                                                  691,625             86,270
                                                                                      -----------        -----------
REDEEMABLE CONVERTIBLE PREFERRED
STOCK (Series A)
 10% cumulative, nonvoting, no par value, $1,000 stated value, liquidation and mandatory redemption at stated value per share plus unpaid and accumulated
     dividends of $278.20 per share                                                            --            121,770
                                                                                      -----------        -----------
COMMITMENTS AND CONTINGENCIES                                                                  --                 --
                                                                                      -----------        -----------
SHAREHOLDERS' EQUITY
  Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional
      redemption at 103%                                                                  349,263            335,492
  Common stock, no par value, authorized 15,000,000
     shares; 1,823,256 shares issued and outstanding                                    6,378,216          6,378,216
  Additional paid-in capital                                                               (4,779)             8,992
  Accumulated deficit                                                                  (6,190,595)        (6,007,437)
                                                                                      -----------        -----------
                                                                                          532,105            715,263
                                                                                      ===========        ===========
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 2,048,805        $ 1,653,828
                                                                                      ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                     ---------------------------------------
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  2003            2002          2003           2002
                                                  ----            ----          ----           ----

SALES REVENUE                                 $   562,607    $   642,445    $ 1,187,153    $ 1,356,593
CONTRACT RESEARCH REVENUE                          65,158         74,302         98,491        143,533
                                              -----------    -----------    -----------    -----------
                                                  627,765        716,747      1,285,644      1,500,126
                                              -----------    -----------    -----------    -----------
COST OF SALES REVENUE                             438,272        424,225        913,600        952,003
COST OF CONTRACT RESEARCH                         (15,664)        69,230         17,669        138,461
                                              -----------    -----------    -----------    -----------
                                                  422,608        493,455        931,269      1,090,464
                                              -----------    -----------    -----------    -----------
GROSS MARGIN                                      205,157        223,292        354,375        409,662

GENERAL AND ADMINISTRATIVE EXPENSES               237,245        230,475        416,315        443,082

SALES AND PROMOTIONAL EXPENSES                     49,318         52,975         97,574         94,488
                                              -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                              (81,406)       (60,158)      (159,514)      (127,908)
                                              -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Interest, net                                    (5,436)        (4,854)       (11,282)        (9,010)
  Insurance proceeds                                   --         39,083             --         39,083
  Miscellaneous, net                                  782           (428)         3,524           (856)
                                              -----------    -----------    -----------    -----------
                                                   (4,654)        33,801         (7,758)        29,217
                                              -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAX                            (86,060)       (26,357)      (167,272)       (98,691)
INCOME TAX EXPENSE                                     --             --             --             --
                                              -----------    -----------    -----------    -----------
NET LOSS BEFORE CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING                             (86,060)       (26,357)      (167,272)       (98,691)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING            --             --        (15,886)            --
                                              -----------    -----------    -----------    -----------
NET LOSS                                          (86,060)       (26,357)      (183,158)       (98,691)

DIVIDENDS ON PREFERRED STOCK                       (6,885)        (9,361)       (13,770)       (18,721)

ACCRETION OF REDEEMABLE CONVERTIBLE
PREFERRED (SERIES A)                                   --         (2,587)            --         (6,468)
                                              -----------    -----------    -----------    -----------
LOSS APPLICABLE TO COMMON SHARES              $   (92,945)   $   (38,305)   $  (196,928)   $  (123,880)
                                              ===========    ===========    ===========    ===========
EARNINGS PER SHARE - BASIC AND DILUTIVE
 (Note 2)

NET LOSS PER COMMON SHARE BEFORE CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING

  Basic                                       $     (0.05)   $     (0.01)   $     (0.09)   $     (0.05)
                                              ===========    ===========    ===========    ===========
  Dilutive                                    $     (0.05)   $     (0.01)   $     (0.09)   $     (0.05)
                                              ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE AFTER CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING

  Basic                                       $     (0.05)   $     (0.02)   $     (0.11)   $     (0.07)
                                              ===========    ===========    ===========    ===========
  Dilutive                                    $     (0.05)   $     (0.02)   $     (0.11)   $     (0.07)
                                              ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING

  Basic                                         1,823,256      1,823,256      1,823,256      1,823,256
                                              ===========    ===========    ===========    ===========
  Dilutive                                      1,823,256      1,823,256      1,823,256      1,823,256
                                              ===========    ===========    ===========    ===========


 The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)


                                                                 2003             2002
                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(183,158)       $ (98,691)
                                                              ---------        ---------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                118,848          121,714
    Amortization and accretion                                    1,544            1,485
    Cumulative effect of a change in accounting                  15,886               --
    Gain on sale of equipment                                    (5,300)              --
    Inventory reserve                                           (21,695)              --
    Provision for doubtful accounts                               3,000            2,000
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                        (974)          (7,003)
        Inventories                                             (19,552)          23,989
        Prepaid expenses                                          8,643          (54,847)
        Other assets                                                 --             (935)
      Increase (decrease) in liabilities:
        Accounts payable                                         71,562           10,867
        Accrued expenses                                          1,247          (91,080)
                                                              ---------        ---------
          Total adjustments                                     173,208            6,190
                                                              ---------        ---------
              Net cash used in operating activities              (9,950)         (92,501)
                                                              ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on sale of equipment                                   5,300               --
  Purchases of property and equipment                          (119,011)         (35,054)
                                                              ---------        ---------
              Net cash used in investing activities            (113,711)         (35,054)
                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable, shareholders                      500,000           50,000
  Principal payments on capital lease obligations               (22,232)         (20,341)
                                                              ---------        ---------
              Net cash provided by financing activities         477,769           29,659
                                                              ---------        ---------



   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                     ---------------------------------------

                                   (UNAUDITED)

                                                            2003       2002
                                                            ----       ----
NET INCREASE (DECREASE) IN CASH                           354,108     (97,896)

CASH - Beginning of period                                 48,908     118,083
                                                        ---------   ---------

CASH - End of period                                    $ 403,016   $  20,187
                                                        =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION

  Cash paid during the years for:

    Interest, net                                       $   4,184      11,696
    Income taxes                                        $      --          --

SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES
   In second quarter 2003, $121,770 of Redeemable
    Convertible Preferred stock, Series A, was converted to Notes Payable, Shareholders

   In second quarter 2003, $7,585 of accrued interest was transferred to Notes Payable Shareholders












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

NOTE 3.           INVENTORY

                  Inventory is comprised of the following:

                                           JUNE 30,         DECEMBER 31,
                                             2003              2002
                                        ---------------   ---------------
                                          (unaudited)
                   Raw materials           $ 472,874        $ 459,784
                   Work-in-progress          123,468          145,838
                   Finished goods            204,766          175,933
                   Inventory reserve        (104,428)        (126,123)
                                           ---------        ---------
                                           $ 696,680        $ 655,432
                                           =========        =========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4.           COMMON STOCK AND STOCK OPTIONS

                  The following options were granted under the 1995 Stock Option Plan during the six months ended June 30, 2003:

                       GRANT DATE         # OPTIONS GRANTED    OPTION PRICE
                       ----------         -----------------    ------------

                       January 16, 2003         35,000             $1.00


NOTE 5.           EARNINGS PER SHARE

                  Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At June 30, 2003 and 2002, all Common Stock options and warrants had an exercise price above the fair market value of the Company's Common Stock, and accordingly, no effect of dilution is recorded for such Common Stock equivalents. The following is provided to reconcile the earnings per share calculations:


                              Three months ended June 30,   Six months ended June 30,

                              2003             2002          2003             2002
                              ----             ----          ----             ----

Income (loss) applicable
 to common shares          $   (92,945)   $   (38,305)   $  (196,928)   $  (123,880)
                           ===========    ===========    ===========    ===========

Weighted average
 common shares
 outstanding - basic         1,823,256      1,823,256      1,823,256      1,823,256

Effect of dilutions -
 stock options                      --             --             --             --
                           ===========    ===========    ===========    ===========

Weighted average
 shares outstanding -
 diluted                     1,823,256      1,823,256      1,823,256      1,823,256
                           ===========    ===========    ===========    ===========


NOTE 6.           REDEEMABLE CONVERTIBLE PREFERRED STOCK (SERIES A)

                  Effective June 30, 2003, all 99 shares of the Series A redeemable convertible preferred stock ($99,000), accrued dividends ($22,770) and accrued interest ($7,585) were converted to notes payable. The principal sum and any accrued and unpaid interest on the notes shall be payable in full on June 30, 2006. The holders of the notes may convert all or a portion of the principal sum and any accrued and unpaid interest owing on the

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  notes into shares of common stock at any time after the first anniversary of the issuance of the notes. Interest will be based upon the Prime Commercial Rate on the date of the Notes and subsequently on the last business day of the preceding calendar year. If, within one year of the date of the issuance of the notes, the Company obtains non-bank equity financing in the amount of at least $500,000, then the unpaid portion of the principal sum and any accrued and unpaid interest automatically shall convert into shares of common stock. The Company also issued 26,302 warrants to the holders of the notes to purchase shares of common stock for the price of $1.00 per Warrant Share.

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

                  Changes in asset retirement for the six months ended June 30, 2003:

                           Liability, beginning of year               $       0
                             Liabilities incurred prior to 2003
                               recorded in first quarter                 27,158
                             Liabilities incurred through June 30         1,643
                               Liabilities settled                            0
                               Accretion expense                              0
                               Revisions in cash flow estimates               0
                                                                      ----------
                           Liability, end of quarter                  $  28,801
                                                                      ==========

                  Pro forma income statement effect for the six months ended June 30, 2002:

                           Net loss as reported                       $(123,880)
                           Additional depreciation expense                   90
                           Additional accretion expense                       0
                           Net loss restated retroactive for
                            change in accounting                      $(123,970)
                                                                      ==========

                           Net loss per common share
                            as reported                               $   (0.05)

                           Net loss per common share
                            restated retroactive for
                            change in accounting                      $   (0.07)

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.         NOTES PAYABLE SHAREHOLDERS AND COMMON STOCK WARRANTS

                The Company recently completed two private financing transactions including (i) the issuance of convertible promissory notes in the aggregate amount of $600,000 and 122,000 warrants to purchase shares of common stock in exchange for $600,000 in cash and (ii) the redemption of the Company's entire $129,770 obligation on its Series A redeemable convertible preferred stock in exchange for convertible promissory notes in the aggregate amount of $129,770, which represented the face amount of the preferred stock plus accrued and unpaid dividends and interest, and 26,302 warrants to purchase shares of common stock. Four present shareholders invested the $600,000 of new money in the Company. $500,000 in cash and the redemption of the Series A redeemable preferred stock was received and recorded on June 30, 2003. $100,000 in cash was received on July 1, 2003.

                The principal and interest on the $729,770 of new convertible promissory notes are payable June 30, 2006. Interest shall be based upon the prime commercial rate on the date of the notes and subsequently on the last business day of the preceding calendar year. If the Company completes an equity financing for at least $500,000 prior to June 30, 2004, the notes shall automatically convert to common stock at the same per share price as the equity financing and thereafter the notes shall convert to common stock at the option of the holders at $2.00 per share. The Company used $100,000 of the note proceeds to pay off its bank line of credit which terminated on June 30, 2003, plans to use approximately $300,000 to finance its move to a new facility and approximately $200,000 for general corporate purposes.

NOTE 9.         CAPITAL REQUIREMENT; RISK OF CURTAILMENT OF BUSINESS OPERATIONS

                Our accumulated deficit since inception was $6,190,595 (unaudited) at June 30, 2003. The Company has financed the losses primarily from: (i) several private offerings of debt and equity securities; (ii) additional investments and loans by our major shareholders; and (iii) a private offering of common stock and warrants to purchase common stock in October 2000. The Company expects to continue to incur significant operating and net losses in 2003, and it is possible that the Company will never be able to sustain or develop the revenue levels necessary to attain profitability.

                As of June 30, 2003, cash on-hand was $403,016. During the first six months of 2003 the Company used $10,000 in cash from operations. The Company believes, based on currently available financing and forecasted sales and expenses, that funding will be adequate to sustain operations through December 2003. The Company recently completed two private financing transactions as detailed in Note 8.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit to our Company. Cost estimates for removal from and repair of the current leased building or a change in timing of the relocation could impact the estimate. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

         To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $6,190,595 from inception to June 30, 2003.

         SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED):

         REVENUES

         Revenues for the six months ended June 30, 2003 were $1,285,644 compared to $1,500,126, a decrease of $214,482 or 14.3% from the six months ended June 30, 2002.

         Product revenues decreased to $1,187,153 in 2003 from $1,356,593 in 2002 or a decrease of 12.5%. The decline in revenues for the first six months is due to lower product shipments as a result of the weak U.S. economy. The Company intends to intensify its marketing efforts by increasing the number of manufacturers representatives representing the Company. A sales consultant was added to the organization in June 2003.

         Contract research revenues were $98,491 in 2003 as compared to $143,533 in 2002. The decrease is due to a Phase II SBIR grant from the National Science Foundation that expired in 2002. Revenues of $138,462 from this grant are included in 2002 revenues.

         The Company was awarded a $100,000 Phase I SBIR from the Department of Energy in May 2002. This grant expired in April 2003 and $44,445 of revenue was recognized in the first six months of 2003. The Company was awarded an interim contract for $105,592 for Phase II of this SBIR program. The complete Phase II SBIR program is valued at approximately $600,000 and the amount to be awarded, if any, is to be determined by the U.S. Department of Energy before the end of September 2003.

         The Company is a member of a team led by Oxford Instruments Superconducting Technology, which was awarded a grant from the Department of Energy Superconductivity Partnership Initiative (SPI) Program. Revenues of $54,046 were recognized in the first six months of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         GROSS MARGIN

         Total gross margin in 2003 was $354,375 or 27.6% of total revenue compared to $409,662 or 27.3% in 2002. Gross margin on product revenue was 23.0% in 2003 versus 29.8% in 2002. The decrease was due to lower sales as well as the product mix. Gross margin on contract research revenue was 82.1% for 2003 and 3.5% for 2002. The increase is due to the completion of the SBIR Phase I and the addition of the Oxford SPI program. Included in the revenues of the Oxford SPI program is approximately $44,000 that was received for the purchase of machinery and equipment. This contributed directly to the gross margin.

         SELLING EXPENSE

         Selling expense in 2003 increased to $97,574 from $94,488 in 2002, an increase of 3.3%. The increase was due to increased commission costs and the addition of a sales consultant.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense in 2003 decreased to $416,315 from $443,082 or a 6.0% decrease. The decrease in these costs was due to a reduction in administrative staff.

         RESEARCH AND DEVELOPMENT EXPENSE

         Internal research and development costs are expensed as incurred. Research and development costs for 2003 were $74,765 compared to $5,241 in 2002. Internal research and development costs increased due to a decrease in contract research revenues, which are used to offset these expenses.

         INTEREST EXPENSE

         Interest expense was $12,488 for the six months ended June 30, 2003 compared to $11,696 for the six months ended June 30, 2002. Interest expense to related parties was $8,304 and $5,791 for the six months ended June 30, 2003, and June 30, 2002, respectively. The increase is due to the accrued interest incurred as a result of the Series A preferred stock.

         INCOME (LOSS) APPLICABLE TO COMMON SHARES

         BASIC

         Net loss per common share based on the loss applicable to common shares for the six months ended June 30, 2003 and 2002 was $0.11 and $0.07, respectively. The loss applicable to common shares includes the net loss from operations, Series A and B preferred stock dividends, the accretion of Series A preferred stock and the cumulative effect of the change in accounting. The net loss per common share from operations was $0.09 and $0.07 for the six months ended June 30, 2003 and 2002, respectively. The difference between the net loss from operations and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         the loss applicable to common shares of $0.02 and $0.00 for the six months ended June 30, 2003 and 2002, respectively, is a result of the preferred position that the preferred shareholders have in comparison to the common shareholders and the cumulative effect of the change in accounting.

         Dividends on the Series A and B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series A preferred stock totaled $0 for the six months ended June 30, 2003 and $4,951 for the six months ended June 30, 2002. The 99 shares of Series A were redeemable at May 31, 2002 and the Company began accruing interest expense June 1, 2002 until the stock was redeemed on June 30, 2003. Dividends on the Series B preferred stock totaled $13,770 for each period.

         The accretion of Series A preferred stock represents issue costs of $70,277 that were netted against the proceeds of Series A preferred stock. The issue costs were amortized over the payout period of seven years of income (loss) applicable to common shares and additional paid-in capital. The accretion totaled $0 for the first six months of 2003 and $6,468 for the first six months of 2002.

         Basic loss per common share for the six months ended June 30, 2003, was $0.11 per share with 1,823,256 average common shares outstanding as compared to $0.07 per share and 1,823,256 weighted average common shares outstanding for the six months ended June 30, 2002.

         DILUTED

         Diluted loss per common share for the six months ended June 30, 2003 was $0.11 per share with 1,823,256 average common shares outstanding as compared to $0.07 per share and 1,823,256 weighted average common shares outstanding for the six months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, all outstanding common stock equivalents are anti-dilutive due to the net loss.

         LIQUIDITY AND WORKING CAPITAL

         At June 30, 2003, working capital was $608,617 compared to $675,618 at June 30, 2002. The Company utilized cash from operations for the six months ended June 30, 2003, of approximately $10,000. The Company utilized cash from operations for the six months ended June 30, 2002, of approximately $93,000. Significant non-cash items including depreciation, inventory reserve on excess and obsolete inventory, allowance for doubtful accounts and the cumulative effect of the change in accounting were approximately $118,000 and $125,000, respectively, for the six months ended June 30, 2003 and 2002. Overall, accounts payable and accrued expenses increased in excess of increases in accounts receivable, inventory and prepaids by approximately $61,000 for the six months ended June 30, 2003. Accounts receivable, inventory, and prepaids increased in excess of increases in accounts payable and accrued expenses by approximately $119,000 for the six months ended June 30, 2002, as a result of timing of receipt of inventory versus required scheduled payments on this inventory and increased prepaid expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         For investing activities, the Company used cash of approximately $114,000 and $35,000, for the six months ended June 30, 2003 and June 30, 2002, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity. Proceeds on sale of equipment totaled $5,300 and $0 for the six months ended June 31, 2003 and June 30, 2002, respectively.

         For financing activity for the six months ended June 30, 2003, the Company provided cash of approximately $478,000. Cash payments to third parties for capital lease obligations approximated $22,000. Proceeds from notes payables from shareholders were approximately $500,000.

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

         The Company recently completed two private financing transactions including (i) the issuance of convertible promissory notes in the aggregate amount of $600,000 and 122,000 warrants to purchase shares of common stock in exchange for $600,000 in cash and (ii) the redemption of the Company's entire $129,770 obligation on its Series A redeemable convertible preferred stock in exchange for convertible promissory notes in the aggregate amount of $129,770, which represented the face amount of the preferred stock plus accrued and unpaid dividends and interest, and 26,302 warrants to purchase shares of common stock. Four present shareholders invested the $600,000 of new money in the Company. $500,000 in cash and the redemption of the Series A redeemable preferred stock was received and recorded on June 30, 2003. $100,000 in cash was received on July 1, 2003.

         The principal and interest on the $729,770 of new convertible promissory notes are payable June 30, 2006. If the Company completes an equity financing for at least $500,000 prior to June 30, 2004, the notes shall automatically convert to common stock at the same per share price as the equity financing and thereafter the notes shall convert to common stock at the option of the holders at $2.00 per share.

         The Company used $100,000 of the note proceeds to pay off its bank line of credit which terminated on June 30, 2003, and plans to use approximately $300,000 to finance its move to a new facility and approximately $200,000 for general corporate purposes.

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

         WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES IN THE PAST AND MAY CONTINUE TO DO SO IN THE FUTURE.

         We commenced business in May of 1987. Our accumulated deficit since inception was $6,190,595 (unaudited) at June 30, 2003.

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

         WE NEED ADDITIONAL CAPITAL, WHICH MAY REDUCE THE VALUE OF OUR COMMON STOCK.

         Although the Company was successful in completing financings in the aggregate amount of $729,770 in June 2003 and July 2003, numerous factors remain which make it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of assets, public or private financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive products by others. Because our common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

ITEM 3.           DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that our disclosure controls and procedures will timely alert them to material information required to be included in our periodic SEC reports.

         As of the end of the period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter to which this report relates that has materially affected or is reasonably likely to materially affect, our internal control over financing reporting.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) ) The Company held its annual meeting of shareholders on May 22, 2003, for the purpose of electing three directors to the board of directors of the Company.

         (b) At the annual meeting of shareholders all directors nominated were elected.

         (c) The following table shows the voting tabulation for the election of three directors, each to serve for terms expiring at the next annual meeting of shareholders.

                                                    Number of Shares

         Nominee                          For      Withhold Authority
         -------                          ---      ------------------

         Daniel Rooney                  1,461,440           31,150
         Robert J. Baker, Jr.           1,491,440            1,150
         Edward W. Ungar                1,438,210           54,380

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS.

                  31.1     Certification of Chief Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Certification of Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                  32.2 Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

         (B)      REPORTS ON FORM 8-K.

                  Report on Form 8-K, dated July 7, 2003, regarding the completion of the June 2003 financings (Items 5 and 7).

                  Report on Form 8-K, dated May 19, 2003, regarding the first quarter 2003 financial results (Items 7 and 9).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SUPERCONDUCTIVE COMPONENTS, INC.

Date:  August 13, 2003           /s/ Daniel Rooney
                                ---------------------------------------------
                                 Daniel Rooney, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

                                 /s/ Gerald S. Blaskie
                                ---------------------------------------------
                                 Gerald S. Blaskie, Chief Financial Officer
                                 (Principal Financial Officer)