Form 10QSB
period 2003-09-30
SUPERCONDUCTIVE COMPONENTS INC
filed 2003-11-12
CIK 830616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 2003

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

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 1,823,256 shares of Common Stock, without par value, were outstanding at October 31, 2003.

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS
                                -----------------


                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Balance Sheets as of September 30, 2003  (unaudited)
                           and December 31, 2002                                                   3 - 4

                      Statements of Operations For the Three Months and Nine Months
                           Ended September 30, 2003 and 2002  (unaudited)                            5

                      Statements of Cash Flows For the Three Months and Nine Months
                           Ended September 30, 2003 and 2002 (unaudited)                           6 - 7

                      Notes to Financial Statements (unaudited)                                    8 - 12


         Item 2.  Management's Discussion and Analysis or Plan of Operation.                      13 - 21

         Item 3.  Controls and Procedures.                                                          22

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities.                                                            N/A

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              N/A

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 23

         Signatures.                                                                                23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                                     ASSETS
                                     ------


                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                         2003             2002
                                                                         ----             ----
                                                                    (UNAUDITED)
CURRENT ASSETS
  Cash                                                              $   393,499       $    48,908
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $22,000 and
                 $18,000 respectively                                   204,703           170,038
    Contract receivable                                                      --            71,087
    Related party receivables                                             2,739             4,368
    Employees                                                             7,712            11,985
    Other                                                                   135               733
 Inventories                                                            642,766           655,432
 Prepaid expenses                                                         5,495            33,934
                                                                    -----------       -----------
       Total current assets                                           1,257,049           996,485
                                                                    -----------       -----------

PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                             2,027,484         2,312,869
  Furniture and fixtures                                                 22,124            22,124
  Leasehold improvements                                                347,349           347,349
                                                                    -----------       -----------
                                                                      2,396,957         2,682,342
  Less accumulated depreciation                                      (1,787,172)       (2,068,246)
                                                                    -----------       -----------
                                                                        609,785           614,096
                                                                    -----------       -----------

OTHER ASSETS
  Deposit                                                                 7,864                --
  Intangibles                                                            40,931            43,247
                                                                    -----------       -----------
       Total other assets                                                48,795            43,247
                                                                    -----------       -----------

TOTAL ASSETS                                                        $ 1,915,629       $ 1,653,828
                                                                    ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      2003               2002
                                                                                      ----               ----
                                                                                   (UNAUDITED)
CURRENT LIABILITIES
 Capital lease obligation, current portion                                         $    35,260       $    40,144
 Capital lease obligation, shareholder, current portion                                 66,357            48,171
 Note payable shareholders, current portion                                            118,000            82,000
 Accounts payable                                                                      236,518           329,693
 Accounts payable, shareholders                                                          7,920             7,920
 Accrued contract expenses                                                              54,223            21,143
 Accrued personal property taxes                                                        44,185            54,002
 Accrued interest, shareholders                                                         30,689            20,638
 Accrued expenses                                                                       82,169            42,836
                                                                                   -----------       -----------
  Total current liabilities                                                            675,321           646,547
                                                                                   -----------       -----------

CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                                        36,989            63,721
                                                                                   -----------       -----------

CAPITAL LEASE OBLIGATION, SHAREHOLDER, NET OF
 CURRENT PORTION                                                                         2,071            20,257
                                                                                   -----------       -----------

NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
 PORTION                                                                               779,625            86,270
                                                                                   -----------       -----------

REDEEMABLE CONVERTIBLE PREFERRED
 STOCK (Series A)
10% cumulative, nonvoting, no par value, $1,000 stated value, liquidation and mandatory redemption at stated value per share plus unpaid and accumulated
  dividends of $278.20 per share                                                            --           121,770
                                                                                   -----------       -----------

COMMITMENTS AND CONTINGENCIES                                                               --                --
                                                                                   -----------       -----------

SHAREHOLDERS' EQUITY
Convertible preferred stock, Series B, 10% cumulative,
  nonvoting, no par value, $10 stated value, optional
  redemption at 103%                                                                   349,668           335,492
Common stock, no par value, authorized 15,000,000
  shares; 1,823,256 shares issued and outstanding                                    6,378,216         6,378,216
Additional paid-in capital                                                              (5,184)            8,992
Accumulated deficit                                                                 (6,301,077)       (6,007,437)
                                                                                   -----------       -----------
                                                                                       421,623           715,263
                                                                                   -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 1,915,629       $ 1,653,828
                                                                                   ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

               THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                  ---------------------------------------------
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    2003               2002              2003              2002
                                                    ----               ----              ----              ----
SALES REVENUE                                    $   489,710       $   794,803       $ 1,676,863       $ 2,151,396
CONTRACT RESEARCH REVENUE                            119,020            68,376           217,511           211,909
                                                 -----------       -----------       -----------       -----------
                                                     608,730           863,179         1,894,374         2,363,305
                                                 -----------       -----------       -----------       -----------

COST OF SALES REVENUE                                387,168           518,479         1,300,768         1,470,482
COST OF CONTRACT RESEARCH                            107,259            71,544           124,928           210,005
                                                 -----------       -----------       -----------       -----------
                                                     494,427           590,023         1,425,696         1,680,487
                                                 -----------       -----------       -----------       -----------

GROSS MARGIN                                         114,303           273,156           468,678           682,818

GENERAL AND ADMINISTRATIVE EXPENSES                  156,871           200,983           573,186           644,065

SALES AND PROMOTIONAL EXPENSES                        58,210            63,088           155,784           157,576
                                                 -----------       -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                       (100,778)            9,085          (260,292)         (118,823)
                                                 -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)
  Interest, net                                      (10,232)           (6,679)          (21,514)          (15,689)
  Insurance proceeds                                      --                --                --            39,083
  Miscellaneous, net                                     528              (428)            4,052            (1,284)
                                                 -----------       -----------       -----------       -----------
                                                      (9,704)           (7,107)          (17,462)           22,110
                                                 -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAX                     (110,482)            1,978          (277,754)          (96,713)

INCOME TAX EXPENSE                                        --                --                --                --
                                                 -----------       -----------       -----------       -----------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING                          (110,482)            1,978          (277,754)          (96,713)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING               --                --           (15,886)               --
                                                 -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                   (110,482)            1,978          (293,640)          (96,713)

DIVIDENDS ON PREFERRED STOCK                            (405)           (6,061)          (14,175)          (24,781)

ACCRETION OF REDEEMABLE CONVERTIBLE
 PREFERRED (SERIES A)                                     --                --                --            (6,469)
                                                 -----------       -----------       -----------       -----------

LOSS APPLICABLE TO COMMON SHARES                 $  (110,887)      $    (4,083)      $  (307,815)      $  (127,963)
                                                 ===========       ===========       ===========       ===========

EARNINGS PER SHARE - BASIC AND DILUTIVE
 (Note 2)

NET INCOME (LOSS) PER COMMON SHARE BEFORE
 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  Basic                                          $     (0.06)      $      0.00       $     (0.15)      $     (0.05)
                                                 ===========       ===========       ===========       ===========
  Dilutive                                       $     (0.06)      $      0.00       $     (0.15)      $     (0.05)
                                                 ===========       ===========       ===========       ===========

NET LOSS PER COMMON SHARE AFTER CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING
  Basic                                          $     (0.06)      $     (0.00)      $     (0.17)      $     (0.07)
                                                 ===========       ===========       ===========       ===========
  Dilutive                                       $     (0.06)      $     (0.00)      $     (0.17)      $     (0.07)
                                                 ===========       ===========       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                            1,823,256         1,823,256         1,823,256         1,823,256
                                                 ===========       ===========       ===========       ===========
  Dilutive                                         1,823,256         1,823,256         1,823,256         1,823,256
                                                 ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                      SUPERCONDUCTIVE COMPONENTS, INC.

                          STATEMENTS OF CASH FLOWS

                NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                 (UNAUDITED)


                                                                                      2003            2002
                                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $(293,640)      $ (96,713)
                                                                                   ---------       ---------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                     165,627         174,165
    Amortization and accretion                                                         2,316           2,228
    Cumulative effect of a change in accounting                                       15,886              --
    Gain on sale of equipment                                                         (5,425)             --
    Inventory reserve                                                                (30,608)             --
    Provision for doubtful accounts                                                   (4,000)          4,000
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                                           46,922         (72,596)
        Inventories                                                                   43,275          12,850
        Prepaid expenses                                                              28,439         (36,691)
        Other assets                                                                  (7,864)         (2,227)
      Increase (decrease) in liabilities:
        Accounts payable                                                             (93,175)        119,982
        Accrued expenses                                                              50,189        (142,349)
                                                                                   ---------       ---------
          Total adjustments                                                          211,582          59,362
                                                                                   ---------       ---------
              Net cash used in operating activities                                  (82,058)        (37,351)
                                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on sale of equipment                                                        5,425              --
  Purchases of property and equipment                                               (147,160)        (56,232)
                                                                                   ---------       ---------
              Net cash used in investing activities                                 (141,735)        (56,232)
                                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable, shareholders                                           600,000          50,000
  Principal payments on capital lease obligations                                    (31,616)        (30,846)
                                                                                   ---------       ---------
              Net cash provided by financing activities                              568,384          19,154
                                                                                   ---------       ---------

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                  ---------------------------------------------

                                   (UNAUDITED)


                                                                       2003           2002
                                                                       ----           ----
NET INCREASE (DECREASE) IN CASH                                       344,591        (74,429)

CASH - Beginning of period                                             48,908        118,083
                                                                    ---------      ---------

CASH - End of period                                                $ 393,499      $  43,654
                                                                    =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the years for:
    Interest, net                                                   $   5,836          8,699
    Income taxes                                                    $      --             --

SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES
   In second quarter 2003, $121,770 of Redeemable Convertible
    Preferred stock, Series A, was converted to Notes Payable,
    Shareholders

   In second quarter 2003, $7,585 of accrued interest was transferred to Notes Payable Shareholders

   Machinery & Equipment and expenses for asset retirement obligations of $30,043 are accrued

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

NOTE 3.           INVENTORY

                  Inventory is comprised of the following:

                                            SEPTEMBER 30,       DECEMBER 31,
                                                2003                2002
                                            -------------       ------------
                                            (unaudited)
                  Raw materials              $ 417,417           $ 459,784
                  Work-in-progress             136,039             145,838
                  Finished goods               184,825             175,933
                  Inventory reserve            (95,515)           (126,123)
                                             ---------           ---------
                                             $ 642,766           $ 655,432
                                             =========           =========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4.           COMMON STOCK AND STOCK OPTIONS

                  The following options were granted under the 1995 Stock Option Plan during the nine months ended September 30, 2003:

                        GRANT DATE           # OPTIONS GRANTED    OPTION PRICE
                        ----------           -----------------    ------------

                      January 16, 2003              35,000             $1.00

NOTE 5.           EARNINGS PER SHARE

                  Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At September 30, 2003 and 2002, all Common Stock options and warrants are anti-dilutive due to the net loss. The following is provided to reconcile the earnings per share calculations:


                                              Three months ended Sept. 30,    Nine months ended Sept. 30,

                                                  2003            2002            2003            2002
                                                  ----            ----            ----            ----
                  Income (loss) applicable
                   to common shares           $  (110,887)    $    (4,083)    $  (307,815)    $  (127,963)
                                              ===========     ===========     ===========     ===========

                  Weighted average
                   common shares
                   outstanding - basic          1,823,256       1,823,256       1,823,256       1,823,256

                  Effect of dilutions -
                   stock options                       --              --              --              --
                                              -----------     -----------     -----------     -----------

                  Weighted average
                   shares outstanding -
                   diluted                      1,823,256       1,823,256       1,823,256       1,823,256
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

                  Changes in asset retirement obligation for the nine months ended September 30, 2003:

                           Liability, beginning of year                $      0
                               Liabilities incurred prior to 2003
                                  recorded in first quarter              27,158
                               Liabilities incurred through Sept 30       2,885
                               Liabilities settled                            0
                               Accretion expense                              0
                               Revisions in cash flow estimates               0
                                                                       --------
                           Liability, end of quarter                   $ 30,043
                                                                       ========

                  Pro forma income statement effect for the nine months ended September 30, 2002:

                           Net loss as reported                      $(127,963)
                           Additional depreciation expense                 136
                           Additional accretion expense                      0
                                                                     ----------
                           Net loss restated retroactive for
                            change in accounting                     $(128,099)
                                                                     =========

                           Net loss per common share
                            as reported                              $   (0.07)

                           Net loss per common share
                            restated retroactive for
                            change in accounting                     $   (0.07)

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.           NOTES PAYABLE SHAREHOLDERS AND COMMON STOCK WARRANTS

                  The Company recently completed two private financing transactions including (i) the issuance of convertible promissory notes in the aggregate amount of $600,000 and 122,000 warrants to purchase shares of common stock in exchange for $600,000 in cash and (ii) the redemption of the Company's entire $129,770 obligation on its Series A redeemable convertible preferred stock in exchange for convertible promissory notes in the aggregate amount of $129,770, which represented the face amount of the preferred stock plus accrued and unpaid dividends and interest, and 26,302 warrants to purchase shares of common stock. Four present shareholders invested the $600,000 of new money in the Company. $500,000 in cash and the redemption of the Series A redeemable preferred stock was received and recorded on June 30, 2003. $100,000 in cash was received and recorded on July 1, 2003.

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

NOTE 9.           INCENTIVE STOCK OPTION PLANS

                  The Company's pro forma information for the nine months ended September 30, 2003 and 2002 in accordance with the provisions of FASB #123 is provided below. For purpose of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following table compares the results as reported for the nine months ended September 30, 2003 and 2002 to the results had the Company adopted the expense recognition provisions of FASB #123.


                                                            Sept. 30,       Sept. 30,
                                                               2003            2002
                                                               ----            ----
                  Net loss applicable to common shares:
                           As reported                     $  (307,815)    $  (127,963)
                           Pro forma under SFAS #123          (311,552)       (129,600)
                  Basic and diluted loss per share:
                           As reported                     $     (0.17)    $     (0.07)
                           Pro forma under SFAS #123             (0.17)          (0.07)
                  Diluted loss per share:
                           As reported                     $     (0.17)    $     (0.07)
                           Pro forma under SFAS #123       $     (0.17)          (0.07)

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10.          CAPITAL REQUIREMENT; RISK OF CURTAILMENT OF BUSINESS
                  OPERATIONS

                  Our accumulated deficit since inception was $6,301,077 (unaudited) at September 30, 2003. The Company has financed the losses primarily from: (i) several private offerings of debt and equity securities; (ii) additional investments and loans by our major shareholders; and (iii) a private offering of common stock and warrants to purchase common stock in October 2000. The Company expects to continue to incur significant operating and net losses in 2003, and it is possible that the Company will never be able to sustain or develop the revenue levels necessary to attain profitability.

                  As of September 30, 2003, cash on-hand was $393,499. During the first nine months of 2003 the Company used $82,000 in cash from operations. The Company believes, based on currently available financing and forecasted sales and expenses, that funding will be adequate to sustain operations through December 2003. The Company recently completed two private financing transactions as detailed in Note 8.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

         (B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The matters discussed in this quarterly report on Form 10-QSB include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical fact and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

         Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

         The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

         RESULTS OF OPERATIONS

         To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $6,301,077 from inception to September 30, 2003.

         NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED):

         REVENUES

                  Revenues for the nine months ended September 30, 2003 were $1,894,374 compared to $2,363,305 for the nine months ended September 30, 2002, a decrease of $468,931 or 19.8%.

         Product revenues decreased to $1,676,863 for the nine months ended September 30, 2003, from $2,151,396 for the comparable period in 2002 or a decrease of 22.1%. The decline in revenues for the first nine months of 2003 was due to lower product shipments as a result of the weak U.S. economy. The Company has intensified its marketing efforts by increasing the number of manufacturers representatives representing the Company. A sales consultant was also added to the organization in June 2003.

         Contract research revenues were $217,511 for the nine months ended September 30, 2003 as compared to $211,909 for the nine months ended September 30, 2002. The increase is due to a Phase II SBIR grant from the Department of Energy. The Company was awarded an interim contract for $105,592. The entire amount was recognized as revenue during the first nine months of 2003. The complete Phase II SBIR program is valued at $623,612 and was awarded to the Company in September 2003. The project runs through June 2005.

         In October 2003 the Company and its project partner received a $1,175,321 award from the Third Frontier Action Fund. This fund is administered by the Ohio Department of Development to expand the state's high-tech research capabilities and create new jobs. This award is to scale-up manufacturing processes to produce materials to be used in lithium thin-film batteries. The Company's portion of the award is approximately $600,000, which will be used to purchase manufacturing equipment.

         The Company is a member of a team led by Oxford Instruments Superconducting Technology, which was awarded a grant from the Department of Energy Superconductivity Partnership Initiative (SPI) Program. Revenues of $67,474 were recognized in the first nine months of 2003.

         GROSS MARGIN

         Total gross margin for the nine months ended September 30, 2003 was $468,678 or 24.7% of total revenue compared to $682,818, or 28.9% of total revenue for the nine months ended September 30, 2002. Gross margin on product revenue was 22.4% for the nine months ended September 30, 2003 versus 31.6% for the nine months ended September 30, 2002. The decrease was due to lower sales as well as the product mix. Gross margin on contract research revenue was 42.6% for the nine months ended September 30, 2003 and 0.9% for the nine months ended September 30, 2002. The increase was due to the completion of the SBIR Phase I, the recently awarded SBIR Phase II and the addition of the Oxford SPI program. Included in the revenues of the Oxford SPI program was approximately $44,000 that was received for the purchase of machinery and equipment. This contributed directly to the gross margin.

         SELLING EXPENSE

         Selling expense for the nine months ended September 30, 2003 decreased to $155,784 from $157,576 for the comparable period in 2002, a decrease of 1.1%. The decrease was due to lower commission costs, wages, and travel expenses. The savings were offset by the addition of a sales consultant.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense for the nine months ended September 30, 2003 decreased to $573,186 from $644,065 or a 11.0% decrease from the comparable period of 2002. The decrease in these costs was due to a reduction in administrative staff.

         RESEARCH AND DEVELOPMENT EXPENSE

         Internal research and development costs are expensed as incurred. Research and development costs for the nine months ended September 30, 2003 were $63,764 compared to $9,875 for the nine months ended September 30, 2002. Internal research and development costs increased due to a decrease in contract research revenues earlier in the year which are used to offset these expenses. The SBIR programs received in the second half of 2003 will help offset these costs during the remainder of this year.

         INTEREST EXPENSE

         Interest expense was $23,472 for the nine months ended September 30, 2003 compared to $19,509 for the nine months ended September 30, 2002. Interest expense to related parties was $17,636 and $10,985 for the nine months ended September 30, 2003, and September 30, 2002, respectively. The increase was due to the accrued interest incurred as a result of the Series A preferred stock and the financing completed in July 2003.

         INCOME (LOSS) APPLICABLE TO COMMON SHARES

         BASIC

         Net loss per common share based on the loss applicable to common shares for the nine months ended September 30, 2003 and 2002, was $0.17 and $0.07, respectively. The loss applicable to common shares includes the net loss from operations, Series A and B preferred stock dividends, the accretion of Series A preferred stock and the cumulative effect of the change in accounting. The net loss per common share before cumulative effect of a change in accounting was $0.15 and $0.05 for the nine months ended September 30, 2003 and 2002, respectively. The difference between the net loss per common share before cumulative effect of a change in accounting and the loss applicable to common shares of $0.02 and $0.02 for the nine months ended September 30, 2003 and 2002, respectively, was a result of the preferred position that the preferred shareholders have in comparison to the common shareholders and the cumulative effect of the change in accounting.

         Dividends on the Series A and B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series A preferred stock totaled $0 for the nine months ended September 30, 2003 and $4,126 for the nine months ended September 30, 2002. The 99 shares of Series A were redeemable at May 31, 2002 and the Company began accruing interest expense June 1, 2002 until the stock was exchanged for convertible promissory notes on June 30, 2003. Dividends on the Series B preferred stock totaled $14,175 and $20,655 for the nine months ended September 30, 2003 and 2002 respectively.

         The accretion of Series A preferred stock represents issue costs of $70,277 that were netted against the proceeds of Series A preferred stock. The issue costs were amortized over the payout period of seven years of income (loss) applicable to common shares and additional paid-in capital. The accretion totaled $0 for the first nine months of 2003 and $6,469 for the first nine months of 2002.

         Basic loss per common share for the nine months ended September 30, 2003, was $0.17 per share with 1,823,256 average common shares outstanding as compared to $0.07 per share and 1,823,256 weighted average common shares outstanding for the nine months ended September 30, 2002.

         DILUTED

         Diluted loss per common share for the nine months ended September 30, 2003 was $0.17 per share with 1,823,256 average common shares outstanding as compared to $0.07 per share and 1,823,256 weighted average common shares outstanding for the nine months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, all outstanding common stock equivalents are anti-dilutive due to the net loss.

         LIQUIDITY AND WORKING CAPITAL

         At September 30, 2003, working capital was $581,728 compared to $689,131 at September 30, 2002. The Company utilized cash from operations for the nine months ended September 30, 2003, of approximately $82,000. The Company utilized cash from operations for the nine months ended September 30, 2002, of approximately $37,000. Significant non-cash items including depreciation, inventory reserve on excess and obsolete inventory, allowance for doubtful accounts and the cumulative effect of the change in accounting were approximately $156,000 and $180,000, respectively, for the nine months ended September 30, 2003 and 2002. Overall, accounts receivable, inventory, and prepaids decreased in excess of decreases in accounts payable and accrued expenses by approximately $63,000 for the nine months ended September 30, 2003. Accounts receivable, inventory, and prepaids increased in excess of increases in accounts payable and accrued expenses by approximately $121,000 for the nine months ended September 30, 2002, as a result of timing of receipt of inventory versus required scheduled payments on this inventory and increased prepaid expenses.

         For investing activities, the Company used cash of approximately $142,000 and $56,000, for the nine months ended September 30, 2003 and September 30, 2002, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity. Proceeds on sale of equipment totaled $5,425 and $0 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

         For financing activity for the nine months ended September 30, 2003, the Company provided cash of approximately $568,000. Cash payments to third parties for capital lease obligations approximated $32,000. Proceeds from notes payables from shareholders were $600,000.

         For financing activity for the nine months ended September 30, 2002, the Company provided cash of approximately $19,000. Cash payments to third parties for capital lease obligations approximated $31,000; proceeds from notes payable from shareholders totaled $50,000.

         While certain major shareholders of the Company have advanced funds in the form of subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding the Company or guaranteeing bank debt in the future. The Company will continue to seek new financing or equity financing arrangements; however, the Company cannot be certain that it will be successful in efforts to raise additional new funds.

         The Company recently completed two private financing transactions including (i) the issuance of convertible promissory notes in the aggregate amount of $600,000 and 122,000 warrants to purchase shares of common stock in exchange for $600,000 in cash and (ii) the redemption of the Company's entire $129,770 obligation on its Series A redeemable convertible preferred stock in exchange for convertible promissory notes in the aggregate amount of $129,770, which represented the face amount of the preferred stock plus accrued and unpaid dividends and interest, and 26,302 warrants to purchase shares of common stock. Four present shareholders invested the $600,000 of new money in the Company. $500,000 in cash and the redemption of the Series A redeemable preferred stock was received and recorded on June 30, 2003. $100,000 in cash was received and recorded on July 1, 2003.

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

         CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-KSB for the year ended December 31, 2002, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, asset retirement obligations and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit to our Company. Cost estimates for removal from and repair of the current leased building or a change in timing of the relocation could impact the estimate. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

         WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES IN THE PAST AND MAY CONTINUE TO DO SO IN THE FUTURE.

         We commenced business in May of 1987. Our accumulated deficit since inception was $6,301,077 (unaudited) at September 30, 2003.

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

         DEVELOPMENT STAGE OF OUR PRODUCTS AND UNCERTAINTY REGARDING DEVELOPMENT OF MARKETS

         Some of our products are in the early stages of commercialization and we believe that it will be several years before products will have significant commercial end-use applications, and that significant additional development work may be necessary to improve the commercial feasibility and acceptance of its products. There can be no assurance that we will be able to commercialize any of the products currently under development.

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

         WE MAY HAVE DIFFICULTY RAISING ADDITIONAL CAPITAL, WHICH COULD DEPRIVE US OF NECESSARY RESOURCES.

         We require substantial capital resources to maintain existing operations.

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company's management carried out an evaluation, with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of
1934). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part under certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS.

                  10(a)    Department of Energy Award dated January 17, 2003.

                  10(b)    Department of Energy Award dated June 24, 2003.

                  10(c)    Department of Energy Award dated September 29, 2003.

                  31.1 Rule 13a - 14(a) Certification of Principal Executive Officer.

                  31.2 Rule 13a - 14(a) Certification of Principal Financial Officer.

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

         (B)      REPORTS ON FORM 8-K.

                  Report on Form 8-K, dated July 7, 2003, regarding the completion of the June 2003 financings (Items 5 and 7).


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SUPERCONDUCTIVE COMPONENTS, INC.


Date:  November 11, 2003            /s/ Daniel Rooney
                                    --------------------------------------------
                                    Daniel Rooney, President and Chief Executive
                                    Officer
                                    (Principal Executive Officer)


                                    /s/ Gerald S. Blaskie
                                    --------------------------------------------
                                    Gerald S. Blaskie, Chief Financial Officer
                                    (Principal Financial Officer)