Form 10KSB
period 2003-12-31
SUPERCONDUCTIVE COMPONENTS INC
filed 2004-03-30
CIK 830616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2003

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

                               2839 CHARTER STREET
                              COLUMBUS, OHIO 43228
                    (Address of principal executive offices,
                               including zip code)

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2003, were $2,268,488.

         The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $285,837 on March 17, 2004.

         There were 1,824,756 shares of the Registrant's Common Stock outstanding on March 17, 2004.

         Transitional Small Business Disclosure Format (check one):

 Yes     No  X
     ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS
                                -----------------


                                                                                              Page
                                                                                              ----
                                PART I

Item 1.      Description of Business.......................................................      3

Item 2.      Description of Property.......................................................     11

Item 3.      Legal Proceedings.............................................................     11

Item 4.      Submission of Matters to a Vote of Security Holders...........................     11

                                PART II

Item 5.      Market for Common Equity and Related Stockholder Matters......................     12

Item 6.      Management's Discussion and Analysis or Plan of Operation.....................     13

Item 7.      Financial Statements..........................................................     17

Item 8.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..........................................................     17

Item 8A.     Controls and Procedures.......................................................     18

                               PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance
             with Section 16(a) of the Exchange Act........................................     19

Item 10.     Executive Compensation........................................................     19

Item 11.     Security Ownership of Certain Beneficial Owners and Management................     19

Item 12.     Certain Relationships and Related Transactions................................     19

                                PART IV

Item 13.     Exhibits and Reports on Form 8-K..............................................     20

Item 14.     Principal Accountant Fees and Services........................................     21

Signatures.................................................................................     22

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

         The company presents itself to the market as SCI Engineered Materials an operating unit of Superconductive Components Inc. The change to a single operating unit was made to more effectively utilize the company's resources. The company controls the manufacturing process and measures performance in terms of sales, in two categories, Ceramics and Metals, as the products sold are easily separable into these categories. The performance measurements made in these two categories are, however, not conducive to segment reporting as there are many shared operating expenses relating to the production of both Ceramic and Metals that cannot be attributed solely to one or the other.

HISTORY OF THE COMPANY

         The Company was founded in 1987 by Dr. Edward R. Funk and his wife Ingeborg Funk to develop, manufacture, and market High Temperature Superconductive materials (HTS materials) including sputtering targets and ceramic powders for commercial applications of the newly-discovered superconducting ceramics. HTS materials are complex metal oxides - ceramics - of certain stoichiometries (chemical mixture ratios), which exhibit superconducting phenomena when cooled to at least -196 (degree) Centigrade. These complex metal oxides are identified as members of the Perovskite family of ceramic materials. Perovskites are a large family of crystalline ceramics that derive their name from the perovskite mineral. The perovskite minerals are the most abundant minerals on earth and approximately a 2:3 metal-to-oxygen ratio. Copper-oxide superconductors are layered perovskites. The Company's initial efforts were directed toward mastering the manufacturing process for making high temperature superconducting ceramic powders. During this period, the market for high temperature superconductors was very small, estimated at $1 million a year or less, consisting primarily of demonstration kits and small amounts of HTS powder for research purposes. Sales, though relatively small, covered a wide range of superconducting products, including ceramic powders. The Company sold ceramic powders as finished products and in other forms such as pressed pills or pellets, which were achieved by sintering the ceramic powders, and solid shapes. Products sold in such forms were used primarily in research applications.

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

         These HTS Physical Vapor Deposition materials are used by customers of the Company in a vapor deposition process to make thin films of the source materials. This process operates in vacuum, hence, the frequently heard term, vacuum deposition or Physical Vapor Deposition (PVD). HTS thin films are then patterned, using techniques similar to those in the semiconductor industry, to manufacture sensors, circuits and other devices, which in turn can be used in medical diagnostics, geological exploration, advanced radar, wireless communication and other niche applications.

         Despite our efforts, a broad market for HTS had not developed and therefore, in 1992 the Company established the TMI Division and began marketing sputtering targets of materials other than HTS materials for thin film deposition. This division was located within the headquarters of the Company in Columbus, Ohio and shared facilities and staff with the SCI Division. In 2002 the Company abandoned the separate TMI Division designation and combined its marketing efforts with SCI Engineered Materials as a single operating unit of Superconductive Components Inc. The purpose of the reorganization was to develop a more market driven business focused in 3 primary areas: High Temperature Superconductive Materials, Photonic/Optical Coating and Thin Film Battery materials. These three market areas are connected in that the applications use Physical Vapor Deposition (PVD) as a manufacturing technique to produce their products. The company now sells over 80% of its products into PVD applications. In the near term the company sees this percentage growing to 90%.

         During early 2002 Mr. Daniel Rooney was brought in as the President and Chief Executive Officer of the Company as successor management to Dr. Funk. In December 2002 Dr. Edward Funk, Chairman of the Board, passed away from complications associated with cancer. In January 2003, Mr. Rooney succeeded Dr. Funk as Chairman of the Company.

BUSINESS:

         The company views its business as supplying ceramic and metal materials to a variety of industrial applications including: HTS, Photonics/Optical, Thin Film Batteries and Fuel Cells.

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

         Optical/Photonics currently represents the Company's largest market for its materials. The Company's customers are continually identifying new materials that improve the utility of optical coating, including improvements in their ability to focus or filter light or coatings that improve wear and chemical attack resistance, all of which increases the potential demand for the types and amounts of materials we sell in this market. Photonic applications continue to expand as new methods are found to manipulate light waves to enhance the various properties of light the device manufacturers are seeking.

         Thin Film Battery materials is a developing market where manufacturers of batteries use these materials to produce very small power supplies, with small quantities of stored energy. A typical Thin Film Battery would be produced via PVD with five (5) or more thin layers. These batteries are often one (1) centimeter square but only fifteen (15) microns thick. Potential applications for these batteries include but are not limited to: active RFID tags, battery on chip, portable electronics, and medical implant devices.

         The Company had total annual revenues of $2,268,488, $2,958,544 and $3,663,488 in the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

         Principle suppliers to the Company in 2003 were Lattice Materials Corporation, Williams Advanced Materials and Standard Resources. In every case, the Company believes that suitable substitute vendors can be found. Also, as the Company's volume grows, the Company may make alliances or purchasing contracts with these or other vendors

         The Company's largest customer represented over 10% percent of total revenues in 2003. The Company had $246,835 and $254,462 in government contracts for the years ending December 31, 2003 and 2002, respectively, representing 10.9% and 8.6% of total revenues in 2003 and 2002, respectively.

MARKETING AND SALES

         Most of the Company's orders are in response to requests for quotations. The Company distributes a catalogue of its products and exhibits at several relevant tradeshows. The Company's catalogue lists 208 products. The Company also has an operating website www.sciengineeredmaterials.com. The Company has intensified its marketing efforts by increasing the number of manufacturing representatives representing the Company in 2003. In addition, a sales manager was added to the organization on January 1, 2004.

         The Company uses various distribution channels to reach end user markets including: directs sales, manufacturers representatives and internationally through distributors. The internet provides tremendous reach for new customers to be able to identify the Company as a source of their product needs. In 2003 the company sold product to 363 customers.

CERAMICS

         The Company is capable of producing ceramic powders via several different processing routes including solid state, precipitation and combustion synthesis. Ceramic Targets can also be produced in a variety of ways depending on the end user applications. Production routes include sintering, hot and cold isostatic pressing and hot pressing.

         Most of the Company's products are manufactured from component chemicals and metals supplied by various vendors. Production of HTS is dependent upon high purity Yttrium to manufacture its superconducting products. Several suppliers currently satisfy the Company's requirements for this material. If the Company suddenly lost the services of such suppliers, there could be a disruption in its manufacturing process until the suppliers were replaced, but the Company has identified several other firms as potential back-up suppliers who would be capable of supplying this material to the Company as necessary. To date, the Company has not experienced an interruption of raw material supplies. Ceramic shipments were 60.2% and 35.5% of product revenues in 2003 and 2002, respectively.

METALS

         In addition to the ceramic targets mentioned above the Company produces metal sputtering targets, and backing plates and bonds the targets to the backing plates for application in the Physical Vapor Deposition Industry. These targets can be produced by casting, hot pressing and machining of metals and metal alloys depending on the application.

         Applications for metal targets are highly varied from applying decorative coatings for end uses such as sink faucets to the production of various electronic and photonic products.

         The Company purchases various metals of reasonably high purity for its applications; the company is not dependent on a single source for these metals and does not believe losing a vendor would materially affect the business.

         The Company has continually added production processes and testing equipment for the many product compositions that can be used as Physical Vapor Deposition materials. Metal shipments were 39.8% and 64.5% of product revenues in 2003 and 2002, respectively.

COMPETITION

         The Company has a number of domestic and international competitors in both the ceramics and metals fields, many of which have resources far in excess of the Company's resources. With respect to ceramics specifically, Cerac provides both powders and thin film deposition products. Kurt Lesker is another supplier of targets and Dowa Chemicals of Japan supplies HTS materials. With regard to metals, Tosoh, Pure Tech, Kurt Lesker and Plasmaterials are competing suppliers of these materials.

RESEARCH AND DEVELOPMENT

         The Company focuses its research and development efforts in areas that build on its expertise in multi-component ceramic oxides. These efforts currently include optimization and scale up efforts for BSCCO 2-2-1-2 powders.

         During 2003 the Company successfully completed the development work on a Department of Energy SBIR Phase I sponsored project for optimizing BSCCO 2-2-1-2 ceramic powders for using in the production of long length HTS wires for high energy physics applications and spin-off potential for medical MRI imaging. The success of the project enabled the Company to obtain a $600,000 Phase II grant for pre-commercialization process development of the powder production process. The Company's partners in this two-year effort are Oxford Superconducting Technologies and Los Alamos National Lab.

         The Company also continued to be a subcontractor to Oxford Superconducting Technology for a SPI from the Department of Energy. At present, the Company has completed 90% of its assigned tasks and remains on schedule. This program will ultimately put HTS materials in Siemens Magnetic Resonance Imagining (MRI) equipment. The program started in 2002 and will not be completed until 2005.

         All of the sponsored research and development contracts can be cancelled at the sponsor's option, with accrued costs being paid. The Company currently has $390,055 of funding from government sponsored research and development programs that could be cancelled at any time.

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

         During 2002 the Company was awarded a Phase I SBIR from the Department of Energy. Purpose of the grant is to study the effects of increasing density on the current carrying capacity of long length HTS wires.

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

         Presently, there are approximately five (5) manufacturers of Thin Film Batteries in the country, each in various stages of prototyping, with production capacities ranging from a few batteries to several thousand batteries per week. In addition there are several firms and research institutes conducting tests on Thin Film Batteries. Management believes this market may potentially become very large with significant growth expected during the next two (2) years. There are numerous applications for Thin Film Batteries, including, but not limited to: active RFID tags, battery on chip and portable electronics. Given the many potential uses for Thin Film Batteries, the Company anticipates that the market for materials necessary to produce Thin Film Batteries will grow in direct correlation to the Thin Film Battery market itself.

         The Company currently faces some competition from other producers of materials used in connection with the manufacture of Thin Film Batteries. Our biggest competitors are Cerac and PureTech. The Company believes that it has certain competitive advantages in terms of quality, but acknowledges that it is at a disadvantage in terms of funding. The Company intends to actively market its materials to Thin Film Battery producers in the upcoming year in order to gain a strong presence in this market. The Company's President, Technical Director and Customer Service Manager are personally handling the marketing to achieve this goal.

         At present, the Company has several customers for the materials it produces for Thin Film Batteries, including seven (7) domestic customers. Since we have begun producing materials for the Thin Film Battery market, we have experienced no problems securing the supplies we need to produce the materials. We do not anticipate there being supply problems in the near future. However, changes in production methods and advancing technologies could render our current products obsolete and the new production protocols may require supplies that are less available in the marketplace, which may cause a slowing or complete halt to production as well as expanding costs which we may or may not be able to pass on to our customers.

         In October of 2003, the Company and Lithchem, Inc. was awarded a $1.2M grant from the State of Ohio's Third Frontier Action Fund to procure capital equipment required to commercialize the Company's Lithium Thin Film Battery sputtering target manufacturing process and Lithchem's process to produce raw materials for target manufacturing. In addition, three manufacturers of Lithium Thin Film Batteries have agreed to participate in the program and will provide testing and manufacturing qualification evaluations of targets produced using the commercial scale processes developed during the grant period. The term of the grant is two years and both the Company and Lithchem will have installed and qualified commercial scale manufacturing facilities by the end of the term.

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

EMPLOYEES

         The Company had 20 employees as of December 31, 2003, of which 18 were full-time employees. Of these employees one held a PhD in Material Science. The Company has never experienced work stoppage and considers its relations with employees to be good. The employees do not have a bargaining unit.

ENVIRONMENTAL MATTERS

         The Company handles all materials according to Federal, State and Local environmental regulations and includes Material Safety Data Sheets (MSDS) with all shipments to customers. The Company maintains a collection of MSDS sheets for all raw materials used in the manufacture of products and maintenance of equipment and insures that all personnel follow the handling instructions contained in the MSDS for each material. The Company contracts with a reputable fully permitted hazardous waste disposal company to dispose of waste materials generated by the Company.

COLLECTIONS AND WRITE-OFFS

         The Company collected its receivables in an average of 47 days in 2003. The Company has occasionally been forced to write-off a few small invoices as uncollectible. The Company considers credit management critical to its success.

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

WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES IN THE PAST AND MAY CONTINUE TO DO SO IN THE FUTURE.

         We commenced business in May of 1987. Our accumulated deficit since inception was $6,728,313 at December 31, 2003.

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

WE HAVE LIMITED MARKETING AND SALES CAPABILITIES.

         To successfully market our products, we must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services. Our failure to develop these capabilities or obtain third-party agreements could adversely affect us. We have hired a full time sales manager effective January 1, 2004.

OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN KEY MANAGEMENT PERSONNEL.

         Our success depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. The loss of services of one of our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel could have a material adverse effect on our business, operating results and financial condition. Although the Company has been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that it will be able to do so in the future.

WE MAY NEED TO SEEK ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY REDUCE THE VALUE OF OUR COMMON STOCK.

         The Company has incurred substantial operating losses through 2003 and numerous factors could require that the Company seek additional capital in the future. There is no assurance that new capital will be available or that it will be available on terms that will not result in substantial dilution or reduction in value of the Company's common stock. The Company continues to lose money and will continue to do so unless the Company increases sales in the near future. As a result, additional capital may be needed in order to continue the Company's operations.

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

GOVERNMENT CONTRACTS MAY BE TERMINATED OR SUSPENDED FOR NONCOMPLIANCE OR OTHER EVENTS BEYOND OUR CONTROL.

         The government may cancel virtually all of our government contracts, which are terminable at the option of the government. While we have complied with applicable government rules and regulations and contract provisions in the past, we could fail to comply in the future. Noncompliance with government procurement regulations or contract provisions could result in the termination of government contracts. The termination of our significant government contracts or the adoption of new or modified procurement regulations or practices could adversely affect us.

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

THE RAPID TECHNOLOGICAL CHANGES OF OUR INDUSTRY MAY ADVERSELY AFFECT US IF WE DO NOT KEEP PACE WITH ADVANCING TECHNOLOGY.

         The Thin Film Market is characterized by rapidly advancing technology. Our success depends on our ability to keep pace with advancing technology and processes and industry standards. To date, we have focused our development efforts on powders and targets. We intend to continue to develop and integrate advances in the thin film coatings industry. However, our development efforts may be rendered obsolete by research efforts and technological advances made by others, and materials other than those we currently use may prove more advantageous.

DEVELOPMENT STAGE OF THE COMPANY'S PRODUCTS AND UNCERTAINTY REGARDING DEVELOPMENT OF MARKETS.

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

OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE ADDITIONAL SHARES OF STOCK.

         We are authorized to issue up to 15,000,000 shares of common stock, which may be issued by our board of directors for such consideration, as they may consider sufficient without seeking shareholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current shareholders.

         Our Articles of Incorporation authorize us to issue up to 260,000 shares of preferred stock. The issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior in right to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's current office and manufacturing facilities are located at 2839 Charter Street, Columbus, Ohio, where it occupies about 32,000 square feet. The Company moved its operations into this facility in March 2004. The Company's lease on the property expires on August 16, 2014.

         The Company is current on all operating lease liabilities.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no known legal proceedings against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

         The Company's common stock currently trades on the OTC Bulletin Board under the symbol "SCCI (OTC BB)." The following table sets forth for the periods indicated the high and low bid quotations for the Company's common stock on the National Quotation Bureau.

                                                           HIGH            LOW
                                                           ----            ---

FISCAL 2002
         Quarter Ended March 31, 2002                     $2.00           $0.90
         Quarter Ended June 30, 2002                       1.95            1.00
         Quarter Ended September 30, 2002                  1.05            0.50
         Quarter Ended December 31, 2002                   1.00            0.30

FISCAL 2003
         Quarter Ended March 31, 2003                      1.00            0.30
         Quarter Ended June 30, 2003                       1.20            0.40
         Quarter Ended September 30, 2003                  1.50            0.40
         Quarter Ended December 31, 2003                   3.85            1.10

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

HOLDERS OF RECORD

         As of December 31, 2003, there were approximately 688 holders of record of the common stock of the Company and 1,823,256 shares outstanding, and approximately 45 holders of Series B Preferred. The Company has come to have approximately 688 registered holders of common stock as a result of various unregistered exempt private offerings of its common stock since the Company's inception in 1987, including issuances of stock options to employees and to members of the Company's board of directors, and subsequent trading of the common stock on the OTC Bulletin Board and over the counter through the National Quotation Bureau. The number of holders of common stock has also increased due to conversions of Series B preferred shares into shares of common stock. There is no public market for the Series B preferred stock.

         The Company's 45 Series B Preferred holders acquired their Series B Preferred Stock in a private offering by the Company that was completed in 1996. The total amount of this offering was $700,000. The Company issued the Series B Preferred Shares in reliance on an exemption pursuant to Rule 504 of Regulation D under the Securities Act of 1933, and the offering was registered by qualification in the State of Ohio under Section 1707.09 of the Ohio Revised Code. As of December 31, 2003 there were 25,185 Series B Preferred Shares outstanding.

DIVIDENDS

         The Company has never paid cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future. The Company intends to retain future earnings for use in the business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

Critical Accounting Policies

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-KSB for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit to our Company. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

         To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $6,728,313 from inception to December 31, 2003.

Fiscal Year 2003 As Compared to Fiscal Year 2002

         Revenues

         Revenues in fiscal 2003 decreased by 23.3% to $2,268,488 from the fiscal 2002 level of $2,958,544.

         Product sales decreased to $2,021,653 in 2003 from $2,704,082 in 2002 or a decrease of 25.2%. The decrease in sales is a result of a reduction in sales in the Company's metal side of the business and by a reduction in a ceramic application by a customer producing solar cells. The reduction was in part due to a continuing slowing in sectors of the economy served by the Company and in certain cases changing technology.

         In 2003, total contract research revenues were $246,835 as compared to $254,462 in 2002. Government development contract revenue was $169,371, or 7.5% of total revenues in 2003 and $249,677 or 8.4% of total revenues in 2002. The decrease is due to a Phase II SBIR grant from the National Science Foundation that expired in 2002. Revenues of $184,616 from this grant are included in 2002 revenues. National Science Foundation was the Company's largest contract customer in 2002 accounting for 6.2% of the Company's revenues. Department of Energy was the Company's largest contract customer in 2003 accounting for 7.5% of the Company's revenues. Significant loss of government funding would have a material adverse effect on the Company's financial condition and results of operations.

         During 2003 the Company was awarded a Phase II Small Business Innovation Research grant for $523,612 from the Department of Energy. This award was to develop an advanced method to manufacture continuous reacted lengths of High Tc Superconductor: Bismuth Strontium Calcium Copper Oxide - 2212 Wire. This contract generated $124,925 in revenues in 2003.

         The Company was awarded a $100,000 Phase I SBIR from the Department of Energy in 2002. This contract generated $44,445 and $55,555 in revenues in 2003 and 2002, respectively. This award was for the development of processes to tailor the particle size distribution of ceramic superconductor powders to improve the manufacturing of ceramic superconductor wire.

         The Company became a member of a team led by Oxford Instruments Superconducting Technology that was awarded a grant from the Department of Energy Superconductivity Partnership Initiative Program. This program recognized $77,464 and $4,785 in revenues in 2003 and 2002, respectively. The Company's share of the grant is expected to result in $131,736 in revenues. The purpose of this program is the scale-up of ceramic superconductor powder production to meet the future demands for ceramic superconductor wire production for the fabrication of next generation MRI equipment.

         Gross Margin

         Total gross margin in 2003 was $302,656 or 13.3% of total revenue as compared to $617,815 or 20.9% in 2002. The primary reason for the reduction is the decrease in sales. The decrease in sales is a result of a reduction in sales in the Company's metal side of the business and by a reduction in a ceramic application. The reduction was in part due to a continuing slowing in sectors of the economy served by the Company and in certain cases changing technology. In addition, there was an inventory write-down of $133,015. This included a write-down of $64,537 due to lower of cost or market. There was an inventory write-down of $190,881 in 2002. Included in 2002 was a write-down of $88,334 due to a reduction in raw material due to lower of cost or market.

         Gross margin on product revenue was 17.0% in 2003 versus 29.4% in 2002, primarily due to a decrease in product sales. The decrease in sales is a result of a reduction in sales in the Company's metal side of the business and by a reduction in a ceramic application by a customer producing solar cells. Gross margin on contract research revenue was 37.5% for 2003 compared to 5.2% in 2002. The increase in gross margin on contract research revenue was due to the acquisition of equipment that was partially funded by Oxford.

         Gross margins on the Company's products vary widely and are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales grow.

         Inventory reserves are established for obsolete inventory, excess inventory quantities based on management's estimate of net realizable value and for lower-of-cost or market. Changes in this reserve are expensed or reduce inventory and approximated $18,330 and $88,334 for the years ended December 31, 2003, and 2002, respectively. Management deems the inventory reserve, after its assessment of obsolete inventory, at December 31, 2003, of $144,453 to be adequate for excess inventory and a lower of cost-or-market analysis. The increase in the reserve for 2003 is a result of the reduction of a portion of inventory to the lower of cost-or-market method.

         Selling Expense

         Selling expense in fiscal 2003 increased to $214,691 from $210,730 in fiscal 2002, an increase of $3,961, or 1.9%. This increase was due to the hiring of a sales consultant in 2003. This was offset primarily by a reduction in travel.

         General and Administrative Expense

         General and Administrative expense in fiscal 2003 decreased to $778,758, from $868,005 in fiscal 2002, a decrease of $89,247, or 10.3%. The decrease in these costs was due primarily to a reduction in administrative staff and a reduction of consulting services for management assistance and for the use of production utilization consultants and implementation of their suggestions for lean manufacturing. Some of these savings were offset by expenses incurred in the initial stages for the relocation of the facilities. These expenses totaled $40,875 in 2003.

         Research and Development Expenses

         Internal research and development costs are expensed as incurred. Research and development costs for 2003 were $93,096 compared to $43,885 in 2002, an increase of 112.1%. Internal research and development costs increased due to less contract revenue recognized which is used to offset internal labor.

         Interest Expense

         Interest expense was $34,003, or 1.5% of Company revenues in fiscal 2003, up 29.1% from $26,341 in fiscal 2002. Interest expense includes $3,501 of accrued dividends payable to the sole shareholder of our Series A stock and $23,206 for related party interest expense.

LOSS APPLICABLE TO COMMON SHARES

         Net loss per common share based on the loss applicable to common shares was $0.41 and $0.24 per common share for the years ended December 31, 2003 and 2002, respectively. The loss applicable to common shares includes the net loss from operations, Series A and B preferred stock dividends and the accretion of Series A and B preferred stock. The net loss per common share from operations was $0.39 and $0.22, for the years ended December 31, 2003 and 2002, respectively. The difference between the net loss from operations and the loss applicable to common shares of $(0.02) and $(0.02), respectively, is a result of the preferred position that the preferred shareholders have in comparison to the common shareholders.

         Dividends on the Series A and B preferred stock accrue at 10% annually on the outstanding shares. The 99 shares of Series A were redeemable at May 31, 2002 and the Company began accruing interest expense June 1, 2002 until the stock was exchanged for convertible promissory notes on June 30, 2003. Dividends on the Series B preferred stock totaled $25,185 and $27,541 for the years ended December 31, 2003 and 2002 respectively.

         The accretion of Series A preferred stock represents issue costs of $70,277 that were netted against the proceeds of Series A preferred stock. The issue costs were amortized over the payout period of seven years of income
(loss) applicable to common shares and additional paid-in capital. The annual accretion totaled $0 and $6,469 for the years ended December 31, 2003 and 2002, respectively.

Liquidity and Working Capital

         At December 31, 2003, working capital was $171,883 compared to $349,938 at December 31, 2002. The Company utilized cash from operations for the year ended December 31, 2003, of $190,561. The Company provided cash from operations for the year ended December 31, 2002, of $72. Significant non-cash items including depreciation, inventory reserve on excess and obsolete inventory, allowance for doubtful accounts and the cumulative effect of the change in accounting were approximately $249,000 and $320,000 for the years ended December 31, 2003 and 2002, respectively. Overall, accounts receivable, inventory, and prepaids decreased by approximately $271,000 while there was an increase in accounts payable and accrued expenses by approximately $23,000 for the year ended December 31, 2003. Accounts receivable, inventory, and prepaids decreased in excess of decreases in accounts payable and accrued expenses by approximately $119,000 for the year ended December 31, 2002, as a result of timing of receipt of inventory versus required scheduled payments on this inventory and increased prepaid expenses.

         For investing activities, the Company used cash of approximately $151,000 and $52,000 for the years ended December 31, 2003, and 2002, respectively. The amounts invested in 2003 and 2002 were used to purchase machinery and equipment for increased production capacity. Proceeds on sale of equipment totaled $6,157 and $36,500 for the years ended December 31, 2003 and 2002, respectively.

         For financing activities for the year ended December 31, 2003, the Company provided cash of approximately $560,000. Cash payments to third parties for capital lease obligations approximated $40,000. Proceeds from notes payable to shareholders were $600,000.

         For financing activities for the year ended December 31, 2002, the Company used cash of approximately $17,000. Cash payments to third parties for debt and capital lease obligations approximated $42,000. Cash payments for accrued cumulative dividends on Series B preferred stock approximated $25,000. Proceeds from notes payable from shareholder totaled $50,000

         While a shareholder of the Company has advanced funds in the form of subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by this individual to continue funding the Company or guaranteeing bank debt in the future. The Company will continue to seek new financing or equity financing arrangements. However, the Company cannot be certain that it will be successful in efforts to raise additional new funds.

         The Company completed two private financing transactions in 2003 including (i) the issuance of convertible promissory notes in the aggregate amount of $600,000 and 122,000 warrants to purchase shares of common stock in exchange for $600,000 in cash and (ii) the redemption of the Company's entire $129,770 obligation on its Series A redeemable convertible preferred stock in exchange for convertible promissory notes in the aggregate amount of $129,770, which represented the face amount of the preferred stock plus accrued and unpaid dividends and interest, and 26,302 warrants to purchase shares of common stock. Four present shareholders invested the $600,000 of new money in the Company. $500,000 in cash and the redemption of the Series A redeemable preferred stock was received and recorded on June 30, 2003. $100,000 in cash was received and recorded on July 1, 2003.

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

FUTURE OPERATING RESULTS

         During 2003, the Company used cash to purchase production equipment. The Company relocated its operations to a new facility in March of 2004. The relocation will provide the Company with the space to expand its production facilities and improve productivity.

         The Company plans to place some of its larger purchase commitments on an annualized basis for raw materials that can be purchased in larger quantities at reduced prices. In general, the Company attempts to limit inventory price increases by making an annual commitment, and drawing the material either as required, or on a monthly or quarterly basis. Such annual commitments may reach $500,000 in 2004 and greater in 2005 depending on sales volume increases. The terms of payment for such commitments are worked out with the vendor on a case-by-case basis, but in all cases are cancelable at the Company's discretion without penalty to the Company. The Company has committed $512,000 towards the purchase of manufacturing equipment from the funds received from the State of Ohio Third Frontier Grant.

         While the Company has approximately $267,000 of cash on hand at year-end and received additional debt financing of $150,000 subsequent to year-end, these funds are required to finance the company's move of its facilities in March 2004 and funding operations in first quarter 2004. Management is investigating additional equity funding from several sources to fund its operations for 2004. In March 2004 the Company received $512,848 from the State of Ohio's Third Frontier Action Fund to begin purchasing capital equipment required to commercialize the Company's Lithium Thin Film Battery sputtering target manufacturing process. Also, in March 2004 the Company was approved by the Ohio Department of Development's Industrial Technology Enterprise Advisory Council Committee as an eligible entity for the Technology Investment Tax Credit program. The program is intended to benefit small Ohio-based research and development and technology-oriented companies. This approval permits individuals and businesses to receive state tax incentives for up to twenty-five percent of their qualified investments in the Company until September 2004. The Company plans to raise equity capital beginning in March 2004 to fund a portion of our planned growth. On March 26, 2004 the Company received a $51,000 investment as a result of the Technology Investment Tax Credit program.

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

ITEM 7.  FINANCIAL STATEMENTS

         Our balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2003 and 2002, together with the independent certified public accountants' report thereon appear on Pages F-1 through F-24 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the period covered by this report in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

         Additionally, there were no changes in the Company's internal controls that could materially affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this item is included under the captions, "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our proxy statement relating to our 2004 Annual Meeting of Shareholders to be held on May 20, 2004, and is incorporated herein by reference.

         The Company has a Business Conduct Policy applicable to all employees of the Company. Additionally, the Chief Executive Officer ("CEO") and all senior financial officers, including the principal financial officer, the principal accounting officer or controller, or any person performing a similar function (collectively, the "Senior Financial Officers") are bound by the provisions of the newly adopted code of ethics relating to ethical conduct, conflicts of interest, and compliance with the law. The code of ethics is posted on the Company's website at http://www.scienginneredmaterials.com/cg/ethicscode.htm.

         The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, waiver of, any provision of this code of ethics by posting such information on our website at the address and location specified above.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is included under the caption "EXECUTIVE COMPENSATION" in our proxy statement relating to our 2004 Annual Meeting of Shareholders to be held on May 20, 2004 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

         The information required by this item is included under the captions "OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS," and "OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS" in our proxy statement relating to our 2004 Annual Meeting of Shareholders to be held on May 20, 2004 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in our proxy statement relating to our 2004 Annual Meeting of Shareholders to be held on May 20, 2004 and is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

             (1) The following financial statements are included in this report pursuant to Item 7:

                 Independent Auditors' Report

                 Balance Sheet

                 Statements of Operations

                 Statements of Stockholders' Equity (Deficit)

                 Statements of Cash Flows

                 Notes to the Financial Statements

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

10(f)    **       License Agreement with Sandia Corporation dated February 26,
                  1996.

10(g)    **       Nonexclusive License with The University of Chicago (as
                  Operator of Argonne National Laboratory) dated October 12,
                  1995.

10(h)    **       Nonexclusive License with The University of Chicago (as
                  Operator of Argonne National Laboratory) dated October 12,
                  1995.

10(i)    **       Sales Distribution Agreement with Earth Chemical Co., Ltd.

10(j)    ***      Letter Agreement with Oxford Superconducting Technology dated
                  October 23, 2002.

10(k)    ***      Department of Energy Award dated July 29, 2002.

10(l)    +        Department of Energy Award dated January 17, 2003.

10(m)    +        Department of Energy Award dated June 24, 2003.

10(n)    +        Department of Energy Award dated September 29, 2003.

10(o) Ohio Department of Development Third Frontier Action Fund Award dated February 20, 2004.

23                Consent of Hausser & Taylor LLC.

24                Powers of Attorney.

31.1              Rule 13a-14(a) Certification of Principal Executive Officer.

31.2              Rule 13a-14(a) Certification of Principal Financial Officer.

32.1     ++       Section 1350 Certification of Principal Executive Officer.

32.2     ++       Section 1350 Certification of Principal Financial Officer.

-------------

* Filed with the Company's initial Form 10-SB on September 28, 2000, and incorporated hereinby reference.
** Filed with the Company's Form 10-SB Amendment No. 1 on January 3, 2001, and incorporated herein by reference.
*** Filed with Company's Form 10-KSB on March 28, 2003 and incorporated herein by reference.
+ Filed with Company's Form 10-QSB on November 12, 2003 and incorporated herein by reference.
++ Furnished with this Annual Report on Form 10-KSB.

         (B)      REPORTS ON FORM 8-K

                  On December 8, 2003, the Company filed a current report on Form 8-K (Items 5 and 7), dated December 8, 2003, regarding the decision by the Company not to pay a dividend on the Series B Non-Voting Preferred Stock.

         (C)      EXHIBITS

                  The exhibits to this report follow the Signature Page.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item is included under the caption "PRINCIPAL ACCOUNTANT FEES AND SERVICES" in our proxy statement relating to our 2004 Annual Meeting of Shareholders to be held on May 20, 2004 and is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SUPERCONDUCTIVE COMPONENTS, INC.


Date:  March 26, 2004                   By: /s/ Daniel Rooney
                                            ------------------------------------
                                            Daniel Rooney, Chairman of the Board
                                            of Directors, President and Chief
                                            Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March 2004.

     Signature                                             Title


     /s/ Daniel Rooney                       Chairman of the Board of Directors,
     --------------------------------        President, and
                                             Chief Executive Officer
                                             (principal executive officer)

     Gerald S. Blaskie*                      Chief Financial Officer
     --------------------------------        (principal financial officer and
     Gerald S. Blaskie                       principal accounting officer)

     Robert J. Baker*                        Director
     -------------------------------
     Robert J. Baker

     Edward W. Ungar*                        Director
     -------------------------------
     Edward W. Ungar


*By: /s/ Daniel Rooney
     -------------------------------
     Daniel Rooney, Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

                  Independent Auditors Report                            F-1

                  Balance Sheet                                          F-2-3

                  Statements of Operations                               F-4

                  Statements of Shareholders' Equity (Deficit)           F-5

                  Statements of Cash Flows                               F-6-7

                  Notes to Financial Statements                          F-8-24

To the Board of Directors and Shareholders
Superconductive Components, Inc.
Columbus, Ohio

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

         We have audited the accompanying balance sheet of Superconductive Components, Inc. as of December 31, 2003, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superconductive Components, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has experienced recurring losses from operations, negative cash flow from operations and shareholders' deficit all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ HAUSSER + TAYLOR LLC

Columbus, Ohio
February 23, 2004, except for Note 14, as to which the date is March 4, 2004

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2003

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                          $   266,940
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $25,000          119,566
    Employees                                                         6,995
    Other                                                               119
 Inventories                                                        500,533
 Prepaid expenses                                                    30,198
                                                                -----------
       Total current assets                                         924,351
                                                                -----------

PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                         2,031,437
  Furniture and fixtures                                             22,124
  Leasehold improvements                                            347,349
                                                                -----------
                                                                  2,400,910
  Less accumulated depreciation                                  (1,827,076)
                                                                -----------
                                                                    573,834
                                                                -----------

OTHER ASSETS
  Deposit                                                             7,863
  Intangibles                                                        40,159
                                                                -----------
       Total other assets                                            48,022
                                                                -----------
TOTAL ASSETS                                                    $ 1,546,207
                                                                ===========


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2003

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
  Capital lease obligation, current portion                   $    31,994
  Capital lease obligation, shareholder, current portion           68,428
  Note payable shareholders, current portion                      130,000
  Accounts payable                                                222,117
  Accounts payable, shareholders                                    7,920
  Accrued contract expenses                                        86,049
  Accrued personal property taxes                                  43,263
  Accrued interest, shareholders                                   39,760
  Deferred contract revenue                                        50,742
  Accrued expenses                                                 72,195
                                                              -----------
        Total current liabilities                                 752,468
                                                              -----------

CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                   31,727
                                                              -----------

CAPITAL LEASE OBLIGATION, SHAREHOLDER, NET OF
 CURRENT PORTION                                                       --
                                                              -----------

NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
 PORTION                                                          767,625
                                                              -----------

COMMITMENTS AND CONTINGENCIES                                          --
                                                              -----------

SHAREHOLDERS' EQUITY (DEFICIT)
  Convertible preferred stock, Series B, 10% cumulative,
     nonvoting, no par value, $10 stated value, optional
     redemption at 103%; 25,185 issued and outstanding            284,591
  Common stock, no par value, authorized 15,000,000
     shares; 1,823,256 shares issued and outstanding            6,378,216
  Additional paid-in capital                                       59,893
  Accumulated deficit                                          (6,728,313)
                                                              -----------
                                                                   (5,613)
                                                              -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)          $ 1,546,207
                                                              ===========


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                      2003              2002
                                                      ----              ----

SALES REVENUE                                     $ 2,021,653       $ 2,704,082
CONTRACT RESEARCH REVENUE                             246,835           254,462
                                                  -----------       -----------
                                                    2,268,488         2,958,544
                                                  -----------       -----------

COST OF SALES REVENUE                               1,678,454         1,908,693
INVENTORY WRITE-DOWN                                  133,015           190,881
COST OF CONTRACT RESEARCH                             154,363           241,155
                                                  -----------       -----------
                                                    1,965,832         2,340,729
                                                  -----------       -----------

GROSS MARGIN                                          302,656           617,815

GENERAL AND ADMINISTRATIVE EXPENSES                   778,758           868,005

SALES AND PROMOTIONAL EXPENSES                        214,691           210,730
                                                  -----------       -----------

LOSS FROM OPERATIONS                                 (690,793)         (460,920)
                                                  -----------       -----------

OTHER INCOME (EXPENSE)
  Interest income                                       2,499             4,636
  Interest expense                                    (34,002)          (26,341)
  Insurance proceeds                                       --            39,083
  Gain on sale of equipment                             6,157            36,500
  Miscellaneous, net                                   11,149                --
                                                  -----------       -----------
                                                      (14,197)           53,878
                                                  -----------       -----------

LOSS BEFORE PROVISION FOR INCOME TAX                 (704,990)         (407,042)

INCOME TAX EXPENSE                                         --                --
                                                  -----------       -----------

NET LOSS BEFORE CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING                           (704,990)         (407,042)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING           (15,886)               --
                                                  -----------       -----------

NET LOSS                                             (720,876)         (407,042)

DIVIDENDS ON PREFERRED STOCK                          (25,185)          (31,666)

ACCRETION OF REDEEMABLE CONVERTIBLE
 PREFERRED (SERIES A)                                      --            (6,469)
                                                  -----------       -----------

LOSS APPLICABLE TO COMMON SHARES                  $  (746,061)      $  (445,177)
                                                  ===========       ===========

EARNINGS PER SHARE - BASIC AND DILUTED
 (Note 2)

NET LOSS PER COMMON SHARE BEFORE
 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  Basic                                           $     (0.39)      $     (0.22)
                                                  ===========       ===========
  Diluted                                         $     (0.39)      $     (0.22)
                                                  ===========       ===========

NET LOSS PER COMMON SHARE AFTER CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING
  Basic                                           $     (0.41)      $     (0.24)
                                                  ===========       ===========
  Diluted                                         $     (0.41)      $     (0.24)
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                             1,823,256         1,823,256
                                                  ===========       ===========
  Diluted                                           1,823,256         1,823,256
                                                  ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------


                                         CONVERTIBLE                   ADDITIONAL
                                       PREFERRED STOCK,     COMMON       PAID-IN    ACCUMULATED
                                           SERIES B         STOCK        CAPITAL       DEFICIT       TOTAL
                                       ----------------   ----------   ----------   -----------    ----------
BALANCE 12/31/01                          $  333,136      $6,366,966   $   47,127   $(5,600,395)   $1,146,834
Equity reclassification (Note 16)            (76,086)                      76,086                          --
Accretion of cumulative dividends             27,541                      (31,666)                     (4,125)
Accretion of Series A offering costs                                       (6,469)                     (6,469)
Issuance of stock                                             11,250                                   11,250
Payment of cumulative dividends              (25,185)                                                 (25,185)
Net loss                                                                               (407,042)     (407,042)
                                          ----------      ----------   ----------   -----------    ----------
BALANCE 12/31/02                             259,406       6,378,216       85,078    (6,007,437)      715,263
Accretion of cumulative dividends             25,185                      (25,185)                         --
Net loss                                                                               (720,876)     (720,876)
                                          ----------      ----------   ----------   -----------    ----------
BALANCE 12/31/03                          $  284,591      $6,378,216   $   59,893   $(6,728,313)   $   (5,613)
                                          ==========      ==========   ==========   ===========    ==========


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------


                                                                          2003            2002
                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(720,876)      $(407,042)
                                                                       ---------       ---------
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation                                                         212,031         228,888
    Amortization and accretion                                             3,088           2,971
    Cumulative effect of a change in accounting                           15,886              --
    Gain on sale of equipment                                             (6,157)        (36,500)
    Inventory reserve                                                     18,330          88,334
    Provision for doubtful accounts                                        7,000           5,000
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                              124,530         154,235
        Inventories                                                      136,570         114,226
        Prepaid expenses                                                   3,736         (21,083)
        Other assets                                                      (7,863)         (2,226)
      Increase (decrease) in liabilities:
        Accounts payable                                                (107,576)         11,233
        Accrued expenses and deferred revenue                            130,740        (137,964)
                                                                       ---------       ---------
          Total adjustments                                              530,315         407,114
                                                                       ---------       ---------
              Net cash provided by (used in) operating activities       (190,561)             72
                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on sale of equipment                                            6,157          36,500
  Purchases of property and equipment                                   (157,419)        (88,967)
                                                                       ---------       ---------
              Net cash used in investing activities                     (151,262)        (52,467)
                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable, shareholders                               600,000          50,000
  Principal payments on capital lease obligations                        (40,144)        (41,595)
  Payment of cummulative dividends                                            --         (25,185)
                                                                       ---------       ---------
              Net cash provided by (used in) financing activities        559,856         (16,780)
                                                                       ---------       ---------


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------


                                                                       2003           2002
                                                                       ----           ----
NET INCREASE (DECREASE) IN CASH                                       218,032        (69,175)

CASH - Beginning of period                                             48,908        118,083
                                                                    ---------      ---------

CASH - End of period                                                $ 266,940      $  48,908
                                                                    =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the years for:
    Interest, net                                                   $   7,295         10,905
    Income taxes                                                    $      --             --

SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES
   In second quarter 2003, $121,770 of Redeemable Convertible
    Preferred stock, Series A, was converted to Notes Payable,
    Shareholders
   In second quarter 2003, $7,585 of accrued interest
    was transferred to Notes Payable Shareholders
   Machinery & Equipment and expenses for asset retirement obligations of $30,236 are accrued


   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.           BUSINESS ORGANIZATION AND PURPOSE

                  Superconductive Components, Inc. (the Company) is an Ohio corporation that was incorporated in May 1987. The Company was formed to develop, manufacture and sell materials using superconductive principles. Operations have since been expanded to include the manufacture and sale of non-superconductive materials. The Company's domestic and international customer base is primarily in the thin film battery, high temperature superconductor, lens and optical coatings, electronics, functional coatings industries and research.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory and excess inventory quantities based on management's estimate of net realizable value. The inventory reserve increased $18,330 during 2003. This was due to a reduction in some finished goods and work in process due to lower of cost or market in the amount of $64,537. This amount was charged to cost of goods sold. In addition, $68,478 of obsolete inventory was written off the books and charged to cost of goods sold in 2003. These amounts were partially offset by sales of a raw material throughout the year that was reduced to lower of cost or market in 2002.

                  The Company enters into cancelable purchase commitment arrangements with some suppliers. Estimated purchase commitments to these suppliers approximate $45,000 for 2003. The Company can cancel these commitments at the Company's discretion without penalty.

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

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     C. Research and Development - Internal research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2003 and 2002 were $93,096 and $43,885, respectively.

                  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. These contracts vary from six months to three years in duration. The terms of the contracts, which are fixed price, require the Company to submit final reports and/or progress reports to the sponsor. While the contracts are subject to cancellation, management believes that the Company will comply with all terms of the contracts and that all of the amounts awarded to the Company will be collected.

                  Research revenue and expenses associated to third parties are separately identified in the Statements of Operations.

                  During 2003 and 2002, the Company earned $246,835 and $254,462, respectively, in contract revenue. At December 31, 2003, there was an outstanding accounts receivable from contract research revenue of $9,991. There is deferred revenue of $50,742 at December 31, 2003.

                  During 2002, the Company was awarded a nine-month contract in the amount of $100,000 that began August 22, 2002. Also, the Company became a member of a team and was awarded a thirty-five month contract in the amount of $263,471. The Company will share 50% of the cost. The contract agreement date was November 19, 2002.

                  During 2003 the Company was awarded a twenty-four month contract in the amount of $523,612 that began June 27, 2003.

     D. Licenses - The Company has secured licenses to produce various superconductive materials for periods up to the expiration of the applicable patents. The license fees, included in "Other Assets" on the balance sheet, are being amortized over the expected life of the agreement or applicable patent, which is seventeen years. Cost and accumulated amortization of licenses at December 31, 2003 are $21,000 and $10,196, respectively. Amortization expense was $1,259 for the years ended December 31, 2003 and 2002. Amortization expense is estimated to be $1,259 for each of the next five years.

     E. Patent - The Company has secured patents for manufacturing processes used in its operations. Costs incurred to secure the patents have been capitalized, included in "Other Assets" on the balance sheet, and are being amortized over the life of the patents. Cost and accumulated amortization of the patent at December 31, 2003 are $36,473 and $7,118, respectively. Amortization expense was $1,830 and $1,712 for the years ended December 31, 2003 and December 31, 2002, respectively. Amortization expense is estimated to be $1,830 for each of the next five years.

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

     G. Stock Based Compensation - The Company utilizes the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" which utilized a fair value based method. The Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", utilized a fair value based method. The FASB requires disclosure for new employee stock options of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method. For stock based compensation other than employees, the Company utilizes the fair value method as provided for in FASB #123.

                  The Company's pro forma information for the years ended December 31, 2003 and 2002 in accordance with the provisions of FASB #123 is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following table compares 2003 and 2002 results as reported to the results had the Company adopted the expense recognition provisions of FASB #123.

                                                       2003            2002
                                                       ----            ----
          Net loss applicable to
            common shares:
            As reported                             $(746,061)      $(445,177)
            Stock-based compensation, net of
               Tax for pro forma                       (4,983)         (2,183)
                                                    ---------       ---------
            Pro forma net loss under SFAS #123      $(751,044)      $(447,360)

          Basic and diluted loss per share:
            As reported                             $   (0.41)      $   (0.24)
            Pro forma under SFAS #123                   (0.41)      $   (0.25)

                  For the years ended December 31, 2003 and 2002, there was no stock-based employee compensation cost included in the determination of net loss as reported.

     H. Income (Loss) Per Common Share - Income (loss) per common share amounts are based on the weighted average number of shares outstanding. Due to the net loss in 2003 and 2002, the assumed conversion of preferred stock and exercise of stock options and warrants are anti-dilutive and have not been considered in the calculation of per share amounts.

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

                  The Company had one major customer in 2003 and 2002, which accounted for approximately $428,000 and $519,000, respectively, of the total revenue and $15,000 of the trade accounts receivable at December 31, 2003.

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

     M. Revenue Recognition - Revenue from product sales is recognized upon shipment to customers. Provisions for discounts, returns and others adjustments are provided for in the same period as the related sales are recorded. Deferred revenues represents cash received in advance of the contract revenues earned. Revenue from contract research provided for third parties is recognized when the contracted work has been performed or as milestone results have been achieved.

     N. Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due, which amounted to $0 and $11,000 of net receivables for the years ended December 31, 2003 and 2002, respectively are considered delinquent. The Company does not charge interest on delinquent trade accounts receivable. Accounts greater than one year past due, which amount to $0 and $0 of net receivables for the years ended December 31, 2003 and 2002 are placed on non-accrual status. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

                  Management estimates an allowance for doubtful accounts, which was $25,000 and $18,000 as of December 31, 2003 and 2002,
                  respectively. The estimate is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. Bad debt expense of $0 and $0 was recognized for the years ended December 31, 2003 and 2002, respectively as a result of this estimate. Specific accounts are charged directly to the reserve when management obtains evidence of a customer's insolvency or otherwise determines that the account is uncollectible. Charge-offs of specific accounts for the years ended December 31, 2003 and 2002 totaled $35,000 and $2,000 respectively. The $35,000 in 2003 was for a related party.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     O. Intangible Assets - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires certain intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. There were no impairment adjustments for the years ended December 31, 2003 and 2002.

NOTE 3.           INVENTORIES

                  Inventories consist of the following at December 31, 2003:

                  Raw materials                            $361,238
                  Work-in-process                           101,274
                  Finished goods                            182,474
                                                           --------
                                                            644,986
                  Less reserve for obsolete inventory       144,453
                                                           --------
                                                           $500,533
                                                           ========

NOTE 4.           NOTES PAYABLE - BANK

                  The Company had a bank line of credit in the amount of $100,000, interest at prime. This line of credit matured June 30, 2003 and was not renewed.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.           LEASE OBLIGATIONS

                  OPERATING
                  ---------

                  The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring through 2014. Rent expense which includes various monthly rentals for the years ended December 31, 2003 and 2002, totaled $73,438 and $73,420, respectively. Future minimum lease payments at December 31, 2003 are as follows:

                             2004            $   37,667
                             2005               100,575
                             2006               100,330
                             2007                94,362
                             2008                94,362
                        2009 and beyond         608,521
                                             ----------
                                             $1,035,817
                                             ==========

                  CAPITAL
                  -------

                  The Company also leases certain equipment under capital leases including the lease with a major shareholder entered into in 2001. The future minimum lease payments by year with the present value of such payments, as of December 31, 2003 is as follows:

                                                             RELATED
                                                              PARTY      OTHER
                                                             -------    -------

                  2004                                       $74,940    $35,933
                  2005                                            --     23,891
                  2006                                            --      9,782
                                                             -------    -------
                  Total minimum lease payments                74,940     69,606
                  Less amount representing interest            6,512      5,885
                                                             -------    -------
                  Present value of minimum lease payments     68,428     63,721
                  Less current portion                        68,428     31,994
                                                             -------    -------
                  Long-term capital lease obligations        $    --    $31,727
                                                             =======    =======

                  The equipment under capital lease at December 31, 2003 is included in the accompanying balance sheet under the following captions:

                                                             RELATED
                                                              PARTY       OTHER
                                                             -------    --------
                  Machinery and equipment                    $68,428    $211,355
                  Less accumulated depreciation               24,439     135,545
                                                             -------    --------
                  Net book value                             $43,989    $ 75,810
                                                             =======    ========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.           LEASE OBLIGATIONS (CONTINUED)

                  These assets are amortized over four to seven years using the straight-line method and amortization is included in depreciation expense.

                  Amortization expense totaled $39,969 for the years ended December 31, 2003 and 2002.

NOTE 6.           RELATED PARTY NOTES PAYABLE

                  Effective December 31, 2000, the Company converted accounts payable and accrued interest payable to certain major shareholders totaling $132,270 to a note payable shareholders. The same shareholder converted $50,000 of accounts payable in March 2002 to the note payable. The note provides for monthly payments of principal of $2,000 per month for the period of February 1, 2001 through December 1, 2002 and, thereafter, in monthly installments of $4,000 for principal until the entire outstanding balance is paid in full. The balance of the note was $178,270 at December 31, 2003. There was $4,000 paid in 2001 and there were no principal payments made on this note during 2003 and 2002. Interest is based upon the Prime Commercial Rate. Prime was 4.0% and 4.25% at December 31, 2003, and 2002, respectively. Interest expense on this note charged to operations was $6,456 and $8,037 for the years ended December 31, 2003 and 2002, respectively.

                  The Company completed two private financing transactions in 2003 including (i) the issuance of convertible promissory notes in the aggregate amount of $600,000 and 122,000 warrants to purchase shares of common stock in exchange for $600,000 in cash and (ii) the redemption of the Company's entire $129,770 obligation on its Series A redeemable convertible preferred stock in exchange for convertible promissory notes in the aggregate amount of $129,770, which represented the face amount of the preferred stock plus accrued and unpaid dividends and interest, and 26,302 warrants to purchase shares of common stock. Four present shareholders invested the $600,000. See Note 9 for warrant information.

                  The principal and interest, at prime, on the $729,770 of new convertible promissory notes are payable June 30, 2006. If the Company completes an equity financing for at least $500,000 prior to June 30, 2004, the notes shall automatically convert to common stock at the same per share price as the equity financing and thereafter the notes shall convert to common stock at the option of the holders at $2.00 per share.

                  The aggregate long-term debt payments for each of the next five years are:

                  2004              $130,000
                  2005                38,270
                  2006               729,355
                                    --------
                                     897,625
                  Current            130,000
                                    --------
                  Long-term         $767,625
                                    ========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7.           COMMON AND PREFERRED STOCK

                  PREFERRED STOCK
                  ---------------

                  Shares of preferred stock authorized and outstanding at December 31, 2003 are as follows:

                                                    SHARES        SHARES
                                                  AUTHORIZED    OUTSTANDING
                                                  ----------    -----------
                  Cumulative Preferred Stock       10,000            --

                  Voting Preferred Stock          125,000            --

                  Non-Voting Preferred Stock      125,000 (a)    25,185 (b)

                  (a) Includes 700 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock authorized for issuance.

                  (b) Includes 25,185 shares of Series B Preferred Stock outstanding at December 31, 2003.

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

                  The Company redeemed the Series A preferred stock in 2003 (see note 6).

                  As security for cash dividends on the Series B preferred shares, related party shareholders had pledged an aggregate 131,000 shares of $.01 par value common stock of another entity. In December 2002, the pledged shares were released in accordance with the terms of the pledge agreement.

                  During 2003 and 2002, Series B cash dividends totaling $0 and $25,185 were paid, respectively. At December 31, 2003 the Company has accrued dividends on Series B preferred stock of $25,185, which is included in convertible preferred stock, Series B on the balance sheet at December 31, 2003.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7.           COMMON AND PREFERRED STOCK (CONTINUED)

                  EARNINGS PER SHARE
                  ------------------

                  At December 31, 2003 and 2002, all outstanding common stock equivalents which include preferred stock, Series A (for 2002) and B, employee and director stock options and warrants are antidilutive due to the net loss.

                                       DECEMBER 31, DECEMBER 31,
                                           2003         2002
                                           ----         ----

                  Options                 395,500      504,550
                  Warrants                308,302      160,000
                  Preferred Series A           --       16,500
                  Preferred Series B       50,370       50,370
                                          -------      -------
                                          754,172      731,420
                                          =======      =======

                  The following data show the amounts used in computing income
                  (loss) per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                       2003             2002
                                                       ----             ----

Loss applicable to common shareholders
  used in basic EPS and diluted EPS                $  (746,061)     $  (445,177)
                                                   ===========      ===========

Weighted average number of common shares
  used in EPS                                        1,823,256        1,823,256

Effect of dilutive securities:
Stock options and warrants                                  --               --
                                                   -----------      -----------

Weighted number of common shares and dilutive
  potential common stock used in diluted EPS         1,823,256        1,823,256
                                                   ===========      ===========

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

                  The cumulative status at December 31, 2003 and 2002 of options granted and outstanding, as well as options which became exercisable in connection with the Incentive Plan is summarized as follows:

                  EMPLOYEE STOCK OPTION PLANS
                  ---------------------------


                                                                                     WEIGHTED
                                                                                      AVERAGE
                                                                STOCK OPTIONS     EXERCISE PRICE
                                                                -------------     --------------
                  Outstanding at December 31, 2001                 263,200            $  2.22
                    Granted                                        190,000               1.55
                    Exercised                                           --                 --
                    Expired                                         (5,950)              2.50
                    Forfeited                                      (49,700)              2.94
                                                                   -------            -------
                  Outstanding at December 31, 2002                 397,550               1.94
                    Granted                                         10,000               1.00
                    Exercised                                           --              --
                    Expired                                        (54,700)              2.96
                    Forfeited                                      (94,350)              1.86
                                                                   -------            -------
                  Outstanding at December 31, 2003                 258,500            $  1.67
                                                                   =======            =======
                  Shares exercisable at December 31, 2002          123,200               2.42

                  Shares exercisable at December 31, 2003          150,850               1.68

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.           INCENTIVE STOCK OPTION PLANS (CONTINUED)

                  NON-EMPLOYEE DIRECTOR OPTION PLANS
                  ----------------------------------


                                                                                     WEIGHTED
                                                                                      AVERAGE
                                                                STOCK OPTIONS      EXERCISE PRICE
                                                                -------------      --------------
                  Outstanding at December 31, 2001                 196,500            $  2.22
                    Granted                                             --                 --
                    Exercised                                           --                 --
                    Expired                                        (89,500)              2.00
                    Forfeited                                           --                 --
                                                                   -------            -------
                  Outstanding at December 31, 2002                 107,000               2.14
                    Granted                                         30,000               1.00
                    Exercised                                           --                 --
                    Expired                                             --                 --
                    Forfeited                                           --                 --
                                                                   -------            -------
                  Outstanding at December 31, 2003                 137,000            $  1.89
                                                                   =======            =======
                  Shares exercisable at December 31, 2002           98,000               2.14
                  Shares exercisable at December 31, 2003          101,000               2.14

                  Exercise prices for options range from $1.00 to $3.00 for options at December 31, 2003. The weighted average option price for all options outstanding is $1.75 with a weighted average remaining contractual life of 7.3 years.

                  The exercise price for all options exercisable at December 31, 2003 range from $1.30 to $3.00.

                  The weighted average fair values at date of grant for options granted during 2003 and 2002 were $1.00 and $1.45, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                  2003          2002
                                                  ----          ----
                  Expected life in years           7.3          6.89
                  Interest rate                    5%           5%
                  Volatility                     110.67%      110.67%
                  Dividend yield                   0%           0%

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS.

NOTE 9.           WARRANTS ISSUED

                  Warrants unexercised at December 31, 2003 issued to related parties are as follows:


# of Common                                                               Issue                Exercise
  Shares          Issued To                  Consideration                 Date   Expiration     Price
  ------          ---------                  -------------                 ----   ----------     -----
Related Parties
---------------
75,000            Edward Funk                Subordinated notes payable    1-00      1-10       $ 2.50
75,000            Ingeborg Funk              Subordinated notes payable    1-00      1-10       $ 2.50
20,333            Windcom Investments, SA    Convertible promissory note   6-03      6-08       $ 1.00
10,000            Estate of Edward R. Funk   Lease Guarantee               6-03      6-08       $ 1.00
33,889            Laura Shunk                Convertible promissory note   6-03      6-08       $ 1.00
33,889            Daniel A. Funk             Convertible promissory note   6-03      6-08       $ 1.00
13,151            Laura Shunk                Stock redemption agreement    6-03      6-08       $ 1.00
13,151            Daniel A. Funk             Stock redemption agreement    6-03      6-08       $ 1.00
33,889            Robert H. Peitz            Convertible promissory note   6-03      6-08       $ 1.00

                  The Company has issued common stock purchase warrants at $2.50 (fair market value at date of grant) per common share for 150,000 shares of common stock related to the subordinated notes payable to Edward and Ingeborg Funk. The warrants are 100% vested and expire ten years from the date of grant of January 7, 2000.

                  The Company issued 20,333 common stock purchase warrants of $1.00 (above fair market value at date of grant) per common share for 20,333 shares of common stock related to the promissory note payable to Windom Investments, SA. The warrants vest according to the following schedule: (1) 8,333 vest on the date of grant; and (2) 12,000 vest 333 per month for 32 months, then 336 per month for four months.

                  The Company issued 10,000 common stock purchase warrants of $1.00 (above fair market value at date of grant) per common share for 10,000 shares of common stock related to lease guarantee by the Estate of Edward R. Funk. The warrants vest according to the following schedule: (1) 4,600 vest on the date of grant; and (2) 5,400 vest 150 per month for 36 months.

                  The Company issued 33,889 common stock purchase warrants of $1.00 (above fair market value at date of grant) per common share for 33,889 shares of common stock related to the promissory note payable to Laura Shunk. The warrants vest according to the following schedule: (1) 13,889 vest on the date of grant; and (2) 20,000 vest 556 per month for 32 months, then 552 per month for four months.

                  The Company issued 33,889 common stock purchase warrants of $1.00 (above fair market value at date of grant) per common share for 33,889 shares of common stock related to the promissory note payable to Daniel A. Funk. The warrants vest according to the following schedule: (1) 13,889 vest on the date of grant; and (2) 20,000 vest 556 per month for 32 months, then 552 per month for four months.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 9.           WARRANTS ISSUED (CONTINUED)

                  The Company issued 13,151 common stock purchase warrants of $1.00 (above fair market value at date of grant) per common share for 13,151 shares of common stock to Laura Shunk related to the Series A Preferred Stock Redemption. The warrants vest according to the following schedule: (1) 5,260 vest on the date of grant; and (2) 7,891 vest 220 per month for 35 months, then 191 per month for one month.

                  The Company issued 13,151 common stock purchase warrants of $1.00 (above fair market value at date of grant) per common share for 13,151 shares of common stock to Daniel A. Funk related to the Series A Preferred Stock Redemption. The warrants vest according to the following schedule: (1) 5,260 vest on the date of grant; and (2) 7,891 vest 220 per month for 35 months, then 191 per month for one month.

                  The Company issued 33,889 common stock purchase warrants of $1.00 (above fair market value at date of grant) per common share for 33,889 shares of common stock related to the promissory note payable to Robert H. Peitz. The warrants vest according to the following schedule: (1) 13,889 vest on the date of grant; and (2) 20,000 vest 556 per month for 32 months, then 552 per month for four months.

NOTE 10.          INCOME TAXES

                  Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                            2003
                                                            ----
                  Deferred tax assets
                    NOL Carryforward                     $2,174,000
                    UNICAP                                   40,000
                    Allowance for doubtful accounts           9,000
                    Reserve for obsolete inventory           55,000
                    Property and equipment                   50,000
                                                         ----------
                                                          2,328,000

                  Valuation allowance                     2,328,000
                                                         ----------

                  Net                                    $       --
                                                         ==========

                  A valuation allowance has been recorded against the realizability of the net deferred tax asset, such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $2,328,000 and $1,813,000 at December 31, 2003 and 2002, respectively.

                  The Company has net operating loss carryovers available for federal and state tax purposes of approximately $5,721,000, which expire in varying amounts from 2004 through 2023.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10.          INCOME TAXES (CONTINUED)

                  For the years ended December 31, 2003 and 2002, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

                                                   Percentage
                                               ------------------
                                                2003       2002
                                                ----       ----
                  Federal statutory rate       (34.0)     (34.0)
                  Valuation allowance           34.0       34.0
                                               -----      -----

                  Effective rate                  -- %       -- %
                                               =====      =====

                  The expense (benefit) for income taxes consists of the following:

                                            2003       2002
                                            ----       ----
                    Current expense       $   --      $  --
                    Deferred expense          --         --
                                          ------      -----

                  Total                   $   --      $  --
                                          ======      =====

NOTE 11.          RELATED PARTY TRANSACTIONS

                  Sales to a related party amounted to $17,999 and $20,812 during 2003 and 2002, respectively.

                  The Company has a note receivable from an ex-employee of the Company in the amount of $6,805. The note bears interest at 8% per annum.

                  The Company has trade payables, shareholders of $7,920 pertaining to reimbursement for purchase of goods and services obtained for Company purposes.

                  Interest expense, shareholders was $23,206 and $15,428 for the years ended December 31, 2003 and 2002, respectively.

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

                  o Note payable shareholders: Amounts reported in the balance sheet represent debt to major shareholders. Amounts reported in the balance sheet approximate fair market value, as the interest rate is prime.

NOTE 13.          FOURTH QUARTER ADJUSTMENTS

                  The Statement of Operations includes fourth quarter adjustments for the inventory write-down of $133,015. This adjustment contains two components. Inventory for some finished goods and work-in-process were reduced to the lower of cost or market for a reduction of pricing that began declining in 2003. The lower of cost or market adjustment totaled $64,537.

                  Additionally, management in the fourth quarter reviewed inventory for obsolete items and inventory items that are no longer used in the manufacturing process. This review process was in excess of the inventory reserve on the books and resulted in an inventory write-down of $68,488.

NOTE 14.          SUBSEQUENT EVENT PROMISSORY NOTE

                  The Company issued a promissory note in the amount of $150,000 on March 4, 2004. The principal sum and any accrued and unpaid interest is payable in full on May 31, 2004. The interest rate is equal to two percentage points (2%) in excess of the Prime Commercial Rate.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 15.          ASSET RETIREMENT OBLIGATION

                  Included in machinery and equipment is various production equipment, which per the Company's building lease, is required to be removed upon termination of the lease. Included in accrued expenses in the accompanying balance sheet is the asset retirement obligation that represents the expected present value of the liability to remove this equipment. There are no assets that are legally restricted for purposes of settling this asset retirement obligation.

                  The Company recorded a cumulative effect of a change in accounting as a charge to loss from operations of $15,866 on January 1, 2003 for amortization of the related asset recorded for these costs. Following is a reconciliation of the aggregate retirement liability associated with the Company's obligation to dismantle and remove the machinery and equipment associated with its lease of its previous facility. The Company is moving from this facility in first quarter 2004.

                  Balance at December 31, 2002                           $     0

                  Liability incurred prior to 2003                        27,158
                  Increase in present value of the obligation
                      (accretion expense in the corresponding amount
                      charged against earnings)                            3,078
                      Liabilities settled                                      0
                                                                         -------
                  Balance at December 31, 2003                           $30,236
                                                                         =======

                  The Company's pro forma information if the change in accounting was implemented on December 31, 2002 is as follows for the liability:

                  Balance at December 31, 2002 (as reported)             $     0

                  Liability incurred prior to 2002                        24,080
                  Increase in present value of the obligation
                      (accretion expense in the corresponding amount
                      charged against earnings)                            3,078
                      Liabilities settled                                      0
                                                                         -------
                  Balance at December 31, 2002                           $27,158
                                                                         =======

                  The following summarizes the pro forma information for the statement of operations for the years ended December 31, 2002:

                  Loss applicable to common shares, as reported       $(445,177)
                  Accretion expense                                      (3,078)
                  Depreciation expense                                   (3,936)
                                                                      ---------
                  Loss applicable to common shares - restated         $(452,191)
                                                                      =========

                  Earnings per share - basic and diluted, as reported $   (0.24)
                                                                      =========

                  Earnings per share - basic and diluted, restated    $   (0.25)
                                                                      =========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 16.          EQUITY RECLASSIFICATION

                  The Company recomputed outstanding Series B convertible preferred stock and determined that certain amounts required reclassification at December 31, 2001 and 2002 as follows:


                                    2001                              2002
                       As previously   As reclassified   As previously   As reclassified
                         reported                          reported
                       -------------   ---------------   -------------   ---------------
Convertible preferred
Stock, Series B          $333,136         $257,050         $335,492          $259,406

Additional paid-in
Capital                  $ 47,127         $123,113         $  8,992          $ 85,078

NOTE 17.          GOING CONCERN

                  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations, negative cash flow from operations and shareholders' deficit of $5,613, all of which raise substantial doubt of ability to continue as a going concern. While the Company has approximately $267,000 of cash on hand at December 31, 2003 and received additional debt financing of $150,000 subsequent to year-end, these funds are required to finance the company's move of it facilities in March 2004 and funding operations in first quarter 2004. Management is investigating additional equity funding from several sources to fund its operations for 2004. In March 2004 the Company received $512,848 from the State of Ohio's Third Frontier Action Fund to begin purchasing capital equipment required to commercialize the Company's Lithium Thin Film Battery sputtering target manufacturing process. Also, in March 2004 the Company was approved by the Ohio Department of Development's Industrial Technology Enterprise Advisory Council Committee as an eligible entity for the Technology Investment Tax Credit program. The program is intended to benefit small Ohio-based research and development and technology-oriented companies. This approval permits individuals and businesses to receive state tax incentives for up to twenty-five percent of their qualified investments in the Company through September 2004. The Company plans to raise equity capital beginning in April 2004 to fund a portion of its planned growth.

                  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to find additional source of funds and the success of future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.