Form 10QSB
period 2004-03-31
SUPERCONDUCTIVE COMPONENTS INC
filed 2004-05-17
CIK 830616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the transition period from                           to
                               -------------------------    --------------------

                         Commission file number: 0-31641

                        SUPERCONDUCTIVE COMPONENTS, INC.
             (Exact name of registrant as specified in its charter)

              OHIO                                              31-1210318
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                    2839 CHARTER STREET, COLUMBUS, OHIO 43228
          (Address of principal executive offices, including zip code)

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

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 1,846,006 shares of Common Stock, without par value, were outstanding at April 30, 2004.

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS
                                -----------------


                                                                                PAGE NO.
                                                                                --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Balance Sheets as of March 31, 2004 (unaudited)
                           and December 31, 2003                                  3 - 4

                      Statements of Operations For the Three Months
                           Ended March 31, 2004 and 2003  (unaudited)                 5

                      Statements of Cash Flows For the Three Months
                           Ended March 31, 2004 and 2003 (unaudited)              6 - 7

                      Notes to Financial Statements (unaudited)                  8 - 11

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                      12 - 20

         Item 3.  Controls and Procedures                                            21

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                N/A

         Item 2.  Changes in Securities and Small Business Issuer
                      Purchases of Equity Securities.                                22

         Item 3.  Defaults Upon Senior Securities.                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.              N/A

         Item 5.  Other Information.                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                  22

         Signatures.                                                                 22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                                     ASSETS
                                     ------


                                                                         MARCH 31,        DECEMBER 31,
                                                                            2004              2003
                                                                            ----              ----
                                                                        (UNAUDITED)
CURRENT ASSETS
  Cash                                                                  $   261,570           266,940
  Cash, restricted for equipment                                            299,727                --
  Accounts and notes receivable
Trade, less allowance for doubtful accounts of $19,000 and $25,000          141,052           119,566
    Employees                                                                    85             6,995
    Other                                                                        --               119
 Inventories                                                                519,443           500,533
 Prepaid expenses                                                            13,730            30,198
                                                                        -----------       -----------
       Total current assets                                               1,235,607           924,351
                                                                        -----------       -----------

PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                                 2,042,823         2,031,437
  Furniture and fixtures                                                     22,124            22,124
  Leasehold improvements                                                      5,231           347,349
  Construction in progress                                                  179,492                --
                                                                        -----------       -----------
                                                                          2,249,670         2,400,910
  Less accumulated depreciation                                          (1,496,655)       (1,827,076)
                                                                        -----------       -----------
                                                                            753,015           573,834
                                                                        -----------       -----------

OTHER ASSETS
  Deposit                                                                     7,863             7,863
  Intangibles                                                                39,387            40,159
                                                                        -----------       -----------
       Total other assets                                                    47,250            48,022
                                                                        -----------       -----------

TOTAL ASSETS                                                            $ 2,035,872         1,546,207
                                                                        ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------


                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   2004              2003
                                                                                   ----              ----
                                                                               (UNAUDITED)
CURRENT LIABILITIES
  Capital lease obligation, current portion                                    $    31,309       $    31,994
  Capital lease obligation, shareholder, current portion                            68,428            68,428
  Note payable shareholders, current portion                                       142,000           130,000
  Note payable                                                                     150,000                --
  Accounts payable                                                                 438,590           222,117
  Accounts payable, shareholders                                                     7,920             7,920
  Accrued contract expenses                                                        398,209            86,049
  Accrued personal property taxes                                                   55,263            43,263
  Accrued interest, shareholders                                                    48,491            39,760
  Deferred contract revenue                                                         57,908            50,742
  Accrued expenses                                                                  87,572            72,195
                                                                               -----------       -----------
        Total current liabilities                                                1,485,690           752,468
                                                                               -----------       -----------

CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                                    31,464            31,727
                                                                               -----------       -----------

NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
 PORTION                                                                           755,625           767,625
                                                                               -----------       -----------

COMMITMENTS AND CONTINGENCIES                                                           --                --
                                                                               -----------       -----------

SHAREHOLDERS' DEFICIT
  Convertible preferred stock, Series B, 10% cumulative,
     nonvoting, no par value, $10 stated value, optional
     redemption at 103%; 25,185 issued and outstanding                             290,887           284,591
  Common stock, no par value, authorized 15,000,000 shares;
      1,846,006 and 1,823,256 shares issued and outstanding, respectively        6,432,716         6,378,216
  Additional paid-in capital                                                        53,597            59,893
  Accumulated deficit                                                           (7,014,107)       (6,728,313)
                                                                               -----------       -----------
                                                                                  (236,907)           (5,613)
                                                                               -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                    $ 2,035,872       $ 1,546,207
                                                                               ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                      2004              2003
                                                      ----              ----

SALES REVENUE                                     $   464,856       $   624,546
CONTRACT RESEARCH REVENUE                              44,921            33,333
                                                  -----------       -----------
                                                      509,777           657,879
                                                  -----------       -----------

COST OF SALES REVENUE                                 410,706           475,328
COST OF CONTRACT RESEARCH                              44,921            33,333
                                                  -----------       -----------
                                                      455,627           508,661
                                                  -----------       -----------

GROSS MARGIN                                           54,150           149,218

GENERAL AND ADMINISTRATIVE EXPENSES                   261,256           179,070

SALES AND PROMOTIONAL EXPENSES                         65,237            48,256
                                                  -----------       -----------

LOSS FROM OPERATIONS                                 (272,343)          (78,108)
                                                  -----------       -----------

OTHER INCOME (EXPENSE)
  Interest income                                         217               593
  Interest expense                                    (10,730)           (6,440)
  Gain (loss) on disposal of equipment                 (2,481)            3,200
  Miscellaneous, net                                     (457)             (457)
                                                  -----------       -----------
                                                      (13,451)           (3,104)
                                                  -----------       -----------

LOSS BEFORE PROVISION FOR INCOME TAX                 (285,794)          (81,212)

INCOME TAX EXPENSE                                         --                --
                                                  -----------       -----------

NET LOSS BEFORE CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING                           (285,794)          (81,212)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING                --           (15,886)
                                                  -----------       -----------

NET LOSS                                             (285,794)          (97,098)

DIVIDENDS ON PREFERRED STOCK                           (6,296)           (6,885)
                                                  -----------       -----------

LOSS APPLICABLE TO COMMON SHARES                  $  (292,090)      $  (103,983)
                                                  ===========       ===========

EARNINGS PER SHARE - BASIC AND DILUTED
 (Note 2)

NET LOSS PER COMMON SHARE BEFORE
 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  Basic                                           $     (0.16)      $     (0.04)
                                                  ===========       ===========
  Diluted                                         $     (0.16)      $     (0.04)
                                                  ===========       ===========

NET LOSS PER COMMON SHARE AFTER CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING
  Basic                                           $     (0.16)      $     (0.06)
                                                  ===========       ===========
  Diluted                                         $     (0.16)      $     (0.06)
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                             1,824,924         1,823,256
                                                  ===========       ===========
  Diluted                                           1,824,924         1,823,256
                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)


                                                                          2004            2003
                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(285,794)      $ (97,098)
                                                                       ---------       ---------
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation                                                          51,196          58,709
    Amortization and accretion                                               772           1,600
    Cumulative effect of a change in accounting                               --          15,886
    Gain (loss) on disposal of equipment                                   2,481          (3,200)
    Inventory reserve                                                     (2,760)        (19,837)
    Provision for doubtful accounts                                        6,000           3,000
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                              (20,457)         16,483
        Inventories                                                      (16,150)         47,999
        Prepaid expenses                                                  16,468          12,620
      Increase (decrease) in liabilities:
        Accounts payable                                                 216,472         (20,562)
        Accrued expenses and deferred revenue                            354,607          93,487
                                                                       ---------       ---------
          Total adjustments                                              608,629         206,185
                                                                       ---------       ---------
              Net cash provided by operating activities                  322,835         109,087
                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on sale of equipment                                            1,302           3,200
  Purchases of property and equipment                                   (225,342)        (38,790)
                                                                       ---------       ---------
              Net cash used in investing activities                     (224,040)        (35,590)
                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                                             150,000              --
  Proceeds from exercise of common stock options                           3,500              --
  Proceeds from sale of common stock                                      51,000              --
  Principal payments on capital lease obligations                         (8,938)        (10,991)
                                                                       ---------       ---------
              Net cash provided by (used in) financing activities        195,562         (10,991)
                                                                       ---------       ---------

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                   ------------------------------------------


                                                               2004          2003
                                                               ----          ----
NET INCREASE IN CASH                                          294,357        62,506

CASH - Beginning of period                                    266,940        48,908
                                                             --------      --------

CASH - End of period                                         $561,297      $111,414
                                                             ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the years for:
    Interest, net                                            $  1,310         1,552
    Income taxes                                             $     --            --

SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES
  Property and equipment was purchased by capital lease      $  7,990            --

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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2003. Interim results are not necessarily indicative of results for the full year.

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

                  EQUIPMENT PURCHASED WITH GRANT/CONTRACT FUNDING

                  The Company has received a grant of $512,848 from the Ohio Department of Development's Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant's purpose. Additionally, the Company received $27,500 as part of its contract with the Department of Energy for the purchase of equipment related to the contract's purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company's financial statements. As assets are purchased, the liability initially created when the cash was received is reduced with no revenue being recognized or fixed asset recorded on the balance sheet. At March 31, 2004, the Company has disbursed $240,621. Funds received and not disbursed totaling $281,688 are included in accrued contract expenses with $18,039 in accounts payable at March 31, 2004. The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the contract/grant.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  STOCK BASED COMPENSATION

                  The Company's pro forma information for the three months ended March 31, 2004 and 2003 in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following table compares the 2004 and 2003 results as reported to the results had the Company adopted the expense recognition provisions of SFAS #123.

                                                          March 31,   March 31,
                                                            2004        2003
                  Net loss applicable to common shares:
                  As reported                            $ (292,090)  $(103,983)
                  Stock-based compensation, net of tax       (1,821)       (546)
                                                         ----------   ---------
                  Pro forma net loss under SFAS #123     $ (293,911)  $(104,529)

                  Basic and diluted loss per share:
                  As reported                            $    (0.16)  $   (0.06)
                  Pro forma under SFAS #123              $    (0.16)  $   (0.06)

                  For the periods ended March 31, 2004 and 2003, there was no stock-based employee compensation cost included in the determination of net loss as reported.

NOTE 3.           INVENTORY

                  Inventory is comprised of the following:

                                         MARCH 31,       DECEMBER 31,
                                            2004            2003
                                        ------------     ------------
                                        (unaudited)

                  Raw materials          $ 365,540       $ 361,238
                  Work-in-progress         115,305         101,274
                  Finished goods           180,291         182,474
                  Inventory reserve       (141,693)       (144,453)
                                         ---------       ---------
                                         $ 519,443       $ 500,533
                                         =========       =========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4.           COMMON STOCK AND STOCK OPTIONS

                  The following options were granted under the 1995 Stock Option Plan during the three months ended March 31, 2004:

                        GRANT DATE          # OPTIONS GRANTED     OPTION PRICE
                        ----------          -----------------     ------------
                     January 21, 2004             50,000              $2.60

NOTE 5.           EARNINGS PER SHARE

                  Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At March 31, 2004 and 2003, all Common Stock options and warrants are anti-dilutive due to the net loss. The following is provided to reconcile the earnings per share calculations:

                                              Three months ended March 31,

                                                 2004              2003
                                                 ----              ----
                  Loss applicable
                   to common shares          $  (292,090)      $  (103,983)
                                             ===========       ===========

                  Weighted average
                   common shares
                   outstanding - basic         1,824,924         1,823,256

                  Effect of dilutions -
                   stock options                      --                --
                                             -----------       -----------

                  Weighted average
                   shares outstanding -
                   diluted                     1,824,924         1,823,256
                                             ===========       ===========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6.           CAPITAL REQUIREMENTS; RISK OF CURTAILMENT OF BUSINESS
                  OPERATIONS

                  The Company's accumulated deficit since inception was $7,014,107 (unaudited) at March 31, 2004. The losses have been financed primarily from: (i) several private offerings of debt and equity securities; (ii) additional investments and loans by major shareholders; and (iii) a private offering of common stock and warrants to purchase common stock in October 2000. The Company cannot assure you, however, that it will be able to raise additional capital in the future to fund its operations. The Company expects to continue to incur significant operating and net losses in 2004, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

                  As of March 31, 2004, cash on-hand was $561,297 with $299,727 restricted for equipment purchases in accordance with the TFAF grant. Cash available for operations at March 31, 2004 was $261,570. Management believes, based on currently available financing and forecasted sales and expenses, that funding will be adequate to sustain operations through December 2004. During the first quarter of 2004 the Company began to raise additional funds through further offerings of debt and equity. The Company received additional debt financing of $150,000. In March 2004 the Company received $512,848 from the State of Ohio's Third Frontier Action Fund to begin purchasing capital equipment required to commercialize the Company's Lithium Thin Film Battery sputtering target manufacturing process. At March 31, 2004, $281,688 of these funds have not been expended and are included on the balance sheet as accrued contract expenses. Also, in March 2004 the Company was approved by the Ohio Department of Development's Industrial Technology Enterprise Advisory Council Committee as an eligible entity for the Technology Investment Tax Credit program. The program is intended to benefit small Ohio-based research and development and technology-oriented companies. This approval permits individuals and businesses to receive state tax incentives for up to twenty-five percent of their qualified investments in the Company through September 2004. The Company received $51,000 in the first quarter of 2004 and $620,000 in the second quarter through May 13, 2004 in qualified investments and plans to raise additional equity capital in the second quarter 2004. These equity investments allow the promissory notes ($729,770) issued in 2003 to be automatically converted to common stock at $2.40 per share.

                  The Company has incurred substantial operating losses through March 31, 2004, and numerous factors make it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in its business plan, it will need to raise additional funds through the sale of assets, public or private financing, collaborative relationships or other arrangements. Its ability to raise additional financing depends on many factors beyond its control, including the state of capital markets, the market price of its common stock and the development or prospects for development of competitive products by others. Because the common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the common stock.

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

         To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $7,014,107 from inception to March 31, 2004.

         THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED):

         REVENUES

         Revenues for the three months ended March 31, 2004 were $509,777 compared to $657,879, a decrease of $148,102 or 22.5% from the three months ended March 31, 2003.

         Product revenues decreased to $464,856 in 2004 from $624,546 in 2003 or a decrease of 25.6%. The decline in revenues for the first three months is due to lower product shipments as a result of the weak U.S. economy and the relocation of the Company's facilities. The Company intends to intensify its marketing efforts by increasing the number of manufacturers representatives representing the Company. Also, a sales manager was added to the organization at January 1, 2004.

         Contract research revenues were $44,921 in 2004 as compared to $33,333 in 2003. The increase was due to a Phase II Small Business Innovation Research grant for $523,612 from the Department of Energy that was awarded in 2003. This award was to develop an advanced method to manufacture continuous reacted lengths of High Tc Superconductor:
         Bismuth Strontium Calcium Copper Oxide - 2212 Wire. Revenues of $43,267 from this grant are included in first quarter 2004 revenues.

         The Company became a member of a team led by Oxford Instruments Superconducting Technology, which was awarded a grant from the Department of Energy Superconductivity Partnership Initiative Program. Revenues of $1,654 were generated in the first quarter 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         GROSS MARGIN

         Total gross margin in 2004 was $54,150 or 10.6% of total revenue compared to $149,218 or 22.7% in 2003. Gross margin on product revenue was 11.6% in 2004 versus 23.9% in 2003. The decrease was due to lower sales as well as the product mix. Gross margin on contract research revenue was 0.0% for 2004 and 2003.

         SELLING EXPENSE

         Selling expense in 2004 increased to $65,237 from $48,256 in 2003, an increase of 35.2%. The increase was due to the addition of a sales manager at January 1, 2004. This was partially offset by a reduction in commission costs and decreased trade show attendance.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense in 2004 increased to $261,256 from $179,070 in 2003, or 45.9%. The increase was due to the relocation of the Company's facility in the first quarter of 2004. $70,390 was expensed for this purpose. Also, rent expense increased from $16,649 to $33,076, or 98.7% due to the relocation.

         RESEARCH AND DEVELOPMENT EXPENSE

         Internal research and development costs are expensed as incurred. Research and development costs for 2004 were $11,648 compared to $17,028 in 2003. Internal research and development costs decreased due to a reduction in staff.

         INTEREST EXPENSE

         Interest expense was $10,730 for the three months ended March 31, 2004 compared to $6,440 for the three months ended March 31, 2003. Interest expense to related parties was $8,730 and $4,294 for the three months ended March 31, 2004, and March 31, 2003, respectively. The increase was due to the accrued interest incurred as a result of the financing completed in June and July of 2003.

         LOSS APPLICABLE TO COMMON SHARES

         BASIC

         Net loss per common share based on the loss applicable to common shares for the three months ended March 31, 2004 and 2003 was $0.16 and $0.06, respectively. The loss applicable to common shares includes the net loss from operations, Series B preferred stock dividends and the cumulative effect of the change in accounting. The net loss per common share from operations was $0.16 and $0.04 for the three months ended March 31, 2004 and 2003, respectively. The difference between the net loss from operations and the loss applicable to common shares of $0.00 and $0.02 for the three months ended March 31, 2004 and 2003, respectively, was a result of the preferred position that the preferred shareholders have in comparison to the common shareholders and the cumulative effect of the change in accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock totaled $6,296 for the three months ended March 31, 2004 and $6,885 for the three months ended March 31, 2003.

         Basic loss per common share for the three months ended March 31, 2004, was $0.16 per share with 1,824,924 weighted average common shares outstanding as compared to $0.04 per share and 1,823,256 weighted average common shares outstanding for the three months ended March 31, 2003.

         DILUTED

         Diluted loss per common share for the three months ended March 31, 2004 was $0.16 per share with 1,824,924 average common shares outstanding as compared to $0.04 per share and 1,823,256 weighted average common shares outstanding for the three months ended March 31, 2003. For the three months ended March 31, 2004 and 2003, all outstanding common stock equivalents are anti-dilutive due to the net loss.

         LIQUIDITY AND WORKING CAPITAL

         At March 31, 2004, working capital was $(250,083) compared to $235,173 at March 31, 2003. The decrease was due to a reduction in inventory and accounts receivable. Also, an increase in notes payable and accounts payable as a result of the facility move reduced working capital. The Company provided cash from operations of approximately $323,000 and $109,000 for the three months ended March 31, 2004 and March 31, 2003, respectively, with the TFAF grant accounting for $282,000 of the March 31, 2004 cash from operations. Significant non-cash items including depreciation, inventory reserve on excess and obsolete inventory, allowance for doubtful accounts and the cumulative effect of the change in accounting were approximately $55,000 and $59,000, respectively, for the three months ended March 31, 2004 and 2003. Accounts payable and accrued expenses increased in excess of increases in accounts receivable, inventory and prepaids by approximately $551,000 for the three months ended March 31, 2004. Accounts payable and accrued expenses increased in excess of decreases in accounts receivable, inventory and prepaids by approximately $150,000 for the three months ended March 31, 2003, as a result of timing of receipt of inventory versus required scheduled payments on this inventory and increased prepaid expenses.

         For investing activities, the Company used cash of approximately $224,000 and $36,000, for the three months ended March 31, 2004 and March 31, 2003, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity, new product lines and for leasehold improvements for the new facility. Proceeds on sale of equipment totaled $1,302 and $3,200 for the three months ended March 31, 2004 and March 31, 2003, respectively.

         For financing activity for the three months ended March 31, 2004, the Company provided cash of approximately $196,000. Cash payments to third parties for capital lease obligations approximated $9,000; proceeds from notes payable totaled $150,000. Proceeds from sale of common stock was $51,000 and proceeds from the exercise of stock options totaled $3,500. The Company incurred a new lease of $7,990 for a telephone system for the new facility.

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

         The principal and interest on the $729,770 of new convertible promissory notes are payable June 30, 2006. Per the notes if the Company completes an equity financing for at least $500,000 prior to June 30, 2004, the notes shall automatically convert to common stock at the same per share price as the equity financing and thereafter the notes shall convert to common stock at the option of the holders at $2.00 per share. The Company received $51,000 in equity financing in the first quarter of 2004 and $620,000 in the second quarter through May 13, 2004 and plans to raise additional equity financing in the second quarter of 2004. These equity investments allow the promissory notes to be automatically converted to common stock at $2.40 per share.

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

         WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES IN THE PAST AND MAY CONTINUE TO DO SO IN THE FUTURE.

         We commenced business in May of 1987. Our accumulated deficit since inception was $7,014,107 (unaudited) at March 31, 2004.

         We have financed the losses primarily from: (i) several private offerings of debt and equity securities; (ii) additional investments and loans by our major shareholders; and (iii) a private offering of common stock and warrants to purchase common stock in October 2000. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations. We expect to continue to incur significant operating and net losses in 2004, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

         IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS WE MAY HAVE TO SIGNIFICANTLY CURTAIL THE SCOPE OF OUR OPERATIONS OR LIQUIDATE THE COMPANY.

         As of March 31, 2004, our cash on-hand was $561,297, with $299,727 restricted for equipment purchased by the TFAF grant. During the first quarter of 2004, the Company provided $323,000 in cash to fund our operations, with the TFAF grant accounting for $282,000 of the March 31, 2004 cash from operations. We believe, based on currently available financing and forecasted sales and expenses, that our funding will be adequate to sustain operations through December 2004. During the first quarter of 2004 we began to raise additional funds through further offerings of debt and equity. The Company received additional debt financing of $150,000. In March 2004 the Company received $512,848 from the State of Ohio's Third Frontier Action Fund to begin purchasing capital equipment required to commercialize the Company's Lithium Thin Film Battery sputtering target manufacturing process. Also, in March 2004 the Company was approved by the Ohio Department of Development's Industrial Technology Enterprise Advisory Council Committee as an eligible entity for the Technology Investment Tax Credit program. The program is intended to benefit small Ohio-based research and development and technology-oriented companies. This approval permits individuals and businesses to receive state tax incentives for up to twenty-five percent of their qualified investments in the Company through September 2004. The Company received $51,000 in the first quarter of 2004 and $620,000 in the second quarter through May 13, 2004 in qualified investments and plans to raise additional equity capital in the second quarter 2004. These equity investments allow the promissory notes ($729,770) issued in 2003 to be automatically converted to common stock at $2.40 per share.

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

         WE NEED ADDITIONAL CAPITAL, WHICH MAY REDUCE THE VALUE OF OUR COMMON STOCK.

         The Company has incurred substantial operating losses through March 31, 2004, and numerous factors make it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of assets, public or private financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive products by others. Because our common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         SALES OF UNREGISTERED SECURITIES: On March 29, 2004, the Company, in a private placement to an accredited investor sold 21,250 shares of its common stock without par value at a purchase price of $2.40 per share. The total offering price paid in cash was $51,000. As part of the private placement, the accredited investor also received 4,250 warrants to purchase 4,250 shares of the Company's common stock, without par value, at a purchase price of $2.88 per share. In our opinion, the issuance of these shares was exempt from registration pursuant to
         Section 4(2) of the Securities Act and Rule 506 promulgated thereunder due to the fact the shares were sold to less than 35 purchasers all of whom were accredited investors. The Company did not use a placement agent or underwriter for the transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS.

                  10(a) Lease Agreement between Superconductive Components, Inc. and Duke Realty Ohio dated as of September 29, 2003 with Letter of Understanding dated February 17, 2004.

                  31.1 Rule 13a-14(a) Certification of Principal Executive Officer.

                  31.2 Rule 13a-14(a) Certification of Principal Financial Officer.

                  32.1     Section 1350 Certification of Principal Executive
                           Officer.

                  32.2     Section 1350 Certification of Principal Financial
                           Officer.


         (B)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SUPERCONDUCTIVE COMPONENTS, INC.


Date: May 14, 2004                  /s/ Daniel Rooney
                                    --------------------------------------------
                                    Daniel Rooney, President and Chief Executive
                                    Officer
                                    (Principal Executive Officer)


                                    /s/ Gerald S. Blaskie
                                    --------------------------------------------
                                    Gerald S. Blaskie, Chief Financial Officer
                                    (Principal Financial Officer)