Form 10QSB
period 2004-06-30
SUPERCONDUCTIVE COMPONENTS INC
filed 2004-08-16
CIK 830616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to____________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

      State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 2,431,360 shares of Common Stock, without par value, were outstanding at July 31, 2004.

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS

                                                                                                PAGE NO.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements.

                   Balance Sheets as of June 30, 2004 (unaudited)
                        and December 31, 2003                                                      3 - 4

                   Statements of Operations For the Three Months and Six Months
                        Ended June 30, 2004 and 2003 (unaudited)                                       5

                   Statements of Cash Flows For the Three Months and Six Months
                        Ended June 30, 2004 and 2003 (unaudited)                                   6 - 7

                   Notes to Financial Statements (unaudited)                                      8 - 12

      Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                                          13 - 22

      Item 3.  Controls and Procedures                                                                23

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings.                                                                    N/A

      Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities.        24

      Item 3.  Defaults Upon Senior Securities.                                                      N/A

      Item 4.  Submission of Matters to a Vote of Security Holders.                                   24

      Item 5.  Other Information.                                                                    N/A

      Item 6.  Exhibits and Reports on Form 8-K.                                                   24-25

      Signatures.                                                                                     25

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                         JUNE 30,             DECEMBER 31,
                                                                          2004                   2003
                                                                          ----                   ----
                                                                       (UNAUDITED)
CURRENT ASSETS
  Cash                                                                 $   280,622           $   266,940
  Cash, restricted for equipment                                           247,902                     -
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $7,000 and
      $25,000 respectively                                                 281,657               119,566
    Employees                                                                  300                 6,995
    Other                                                                        -                   119
 Inventories                                                               539,530               500,533
 Prepaid expenses                                                           20,337                30,198
                                                                       -----------           -----------
       Total current assets                                              1,370,348               924,351
                                                                       -----------           -----------

PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                                2,081,477             2,031,437
  Furniture and fixtures                                                    22,586                22,124
  Leasehold improvements                                                   192,337               347,349
  Construction In Process                                                   77,952                     -
                                                                       -----------           -----------
                                                                         2,374,352             2,400,910
  Less accumulated depreciation                                         (1,547,099)           (1,827,076)
                                                                       -----------           -----------
                                                                           827,253               573,834
                                                                       -----------           -----------
OTHER ASSETS
  Deposits                                                                   8,125                 7,863
  Intangibles                                                               38,615                40,159
                                                                       -----------           -----------
                                                                            46,740                48,022
                                                                       -----------           -----------
TOTAL ASSETS                                                           $ 2,244,341           $ 1,546,207
                                                                       ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                          JUNE 30,             DECEMBER 31,
                                                                                           2004                   2003
                                                                                           ----                   ----
                                                                                        (UNAUDITED)
CURRENT LIABILITIES
  Capital lease obligation, current portion                                             $    30,429           $    31,994
  Capital lease obligation, shareholder, current portion                                     68,428                68,428
  Note payable shareholders, current portion                                                154,000               130,000
  Accounts payable                                                                          342,817               222,117
  Accounts payable, shareholders                                                              7,920                 7,920
  Accrued contract expenses                                                                 388,694                86,049
  Accrued personal property taxes                                                            45,637                43,263
  Accrued interest, shareholders                                                             27,631                39,760
  Deferred contract revenue                                                                  71,373                50,742
  Accrued expenses                                                                           77,216                72,195
                                                                                        -----------           -----------
        Total current liabilities                                                         1,214,145               752,468
                                                                                        -----------           -----------
CAPITAL LEASE OBLIGATION, NET OF
  CURRENT PORTION                                                                            30,210                31,727
                                                                                        -----------           -----------

NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT
  PORTION                                                                                    14,270               767,625
                                                                                        -----------           -----------
COMMITMENTS AND CONTINGENCIES                                                                     -                     -
                                                                                        -----------           -----------

SHAREHOLDERS' EQUITY (DEFICIT)
  Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par
    value, $10 stated value, optional redemption at 103%                                    297,183               284,591
  Common stock, no par value, authorized 15,000,000
     shares; 2,418,860 shares issued and outstanding                                      7,501,474             6,378,216
  Additional paid-in capital                                                                552,119                59,893
  Accumulated deficit                                                                    (7,365,060)           (6,728,313)
                                                                                        -----------           -----------
                                                                                            985,716                (5,613)
                                                                                        -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                    $ 2,244,341           $ 1,546,207
                                                                                        ===========           ===========

    The accompanying notes are an integral part of these financial statements

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    2004            2003             2004             2003
                                                    ----            ----             ----             ----
SALES REVENUE                                   $   591,788      $   562,607      $ 1,056,644      $ 1,187,153
CONTRACT RESEARCH REVENUE                            69,374           65,158          114,295           98,491
                                                -----------      -----------      -----------      -----------
                                                    661,162          627,765        1,170,939        1,285,644
                                                -----------      -----------      -----------      -----------

COST OF SALES REVENUE                               452,325          438,272          863,031          913,600
COST OF CONTRACT RESEARCH                            78,210          (15,664)         123,131           17,669
                                                -----------      -----------      -----------      -----------
                                                    530,535          422,608          986,162          931,269
                                                -----------      -----------      -----------      -----------

GROSS MARGIN                                        130,627          205,157          184,777          354,375

GENERAL AND ADMINISTRATIVE EXPENSES                 231,744          237,245          493,000          416,315

SALES AND PROMOTIONAL EXPENSES                       67,933           49,318          133,170           97,574
                                                -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                               (169,050)         (81,406)        (441,393)        (159,514)
                                                -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
  Interest income                                       533              613              750            1,206
  Interest expense                                   (6,916)          (6,049)         (17,646)         (12,488)
  Debt conversion expense                          (175,362)               -         (175,362)               -
  Gain/(loss) on disposal of equipment                  300            2,100           (2,181)           5,300
  Miscellaneous, net                                   (458)          (1,318)            (915)          (1,776)
                                                -----------      -----------      -----------      -----------
                                                   (181,903)          (4,654)        (195,354)          (7,758)
                                                -----------      -----------      -----------      -----------

LOSS BEFORE INCOME TAX                             (350,953)         (86,060)        (636,747)        (167,272)

INCOME TAX EXPENSE                                        -                -                -                -
                                                -----------      -----------      -----------      -----------

NET LOSS BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING                             (350,953)         (86,060)        (636,747)        (167,272)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING               -                -                -          (15,886)
                                                -----------      -----------      -----------      -----------
NET LOSS                                           (350,953)         (86,060)        (636,747)        (183,158)

DIVIDENDS ON PREFERRED STOCK                         (6,296)          (6,885)         (12,592)         (13,770)
                                                -----------      -----------      -----------      -----------
LOSS APPLICABLE TO COMMON SHARES                $  (357,249)     $   (92,945)     $  (649,339)     $  (196,928)
                                                ===========      ===========      ===========      ===========


EARNINGS PER SHARE - BASIC AND DILUTIVE
(Note 2)

NET LOSS PER COMMON SHARE BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING
  Basic                                         $     (0.16)     $     (0.05)     $     (0.32)     $     (0.09)
                                                ===========      ===========      ===========      ===========
  Dilutive                                      $     (0.16)     $     (0.05)     $     (0.32)     $     (0.09)
                                                ===========      ===========      ===========      ===========

NET LOSS PER COMMON SHARE AFTER CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING
  Basic                                         $     (0.17)     $     (0.05)     $     (0.33)     $     (0.11)
                                                ===========      ===========      ===========      ===========
  Dilutive                                      $     (0.17)     $     (0.05)     $     (0.33)     $     (0.11)
                                                ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                           2,149,865        1,823,256        1,987,394        1,823,256
                                                ===========      ===========      ===========      ===========
  Dilutive                                        2,149,865        1,823,256        1,987,394        1,823,256
                                                ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

                                                                                          2004                2003
                                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                             $(636,747)          $(183,158)
                                                                                       ---------           ---------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                         102,969             118,848
    Amortization and accretion                                                             1,544               1,544
    Warrants issued for consulting                                                        35,586                   -
    Debt conversion expense                                                              175,362                   -
    Cumulative effect of a change in accounting                                                -              15,886
    (Gain) Loss on sale of equipment                                                       2,181              (5,300)
    Inventory reserve                                                                     (2,760)            (21,695)
    Provision for doubtful accounts                                                       18,000               3,000
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                                             (173,277)               (974)
        Inventories                                                                      (36,237)            (19,552)
        Prepaid expenses                                                                   9,861               8,643
        Other assets                                                                        (261)                  -
      Increase (decrease) in liabilities:
        Accounts payable                                                                 120,700              71,562
        Accrued expenses                                                                 342,376               1,247
                                                                                       ---------           ---------
          Total adjustments                                                              596,044             173,209
                                                                                       ---------           ---------
              Net cash used in operating activities                                      (40,703)             (9,949)
                                                                                       ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on sale of equipment                                                            1,602               5,300
  Purchases of property and equipment                                                   (342,871)           (119,011)
                                                                                       ---------           ---------
              Net cash used in investing activities                                     (341,269)           (113,711)
                                                                                       ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from note payable, shareholders                                               150,000             500,000
  Principal payments on notes payable, shareholders                                     (150,000)                  -
  Proceeds from exercise of common stock options                                           3,500                   -
  Proceeds from sale of common stock (net)                                               658,782                   -
  Principal payments on capital lease obligations                                        (18,726)            (22,232)
                                                                                       ---------           ---------
              Net cash provided by financing activities                                  643,556             477,768
                                                                                       ---------           ---------

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

                                                                    2004             2003
                                                                    ----             ----
NET INCREASE  IN CASH                                             261,584           354,108

CASH - Beginning of period                                        266,940            48,908
                                                                 --------          --------
CASH - End of period                                             $528,524          $403,016
                                                                 ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH

 FLOW INFORMATION
    Cash paid during the years for:
    Interest, net                                                $  2,854             4,184
    Income taxes                                                 $      -                 -

SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES
  Property and equipment was purchased by capital lease          $ 15,644                 -
  Note payable converted to equity                               $729,700
  Accrued interest converted to equity                           $ 25,491

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

            EQUIPMENT PURCHASED WITH GRANT/CONTRACT FUNDING

            The Company has received a grant of $513,264 from the Ohio Department of Development's Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant's purpose. Additionally, the Company received $27,500 as part of its contract with the Department of Energy for the purchase of equipment related to the contract's purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company's financial statements. As assets are purchased, the liability initially created when the cash was received is reduced with no revenue being recognized or fixed asset recorded on the balance sheet. At June 30, 2004, the Company has disbursed $264,946. Funds received and not disbursed totaling $247,902 are included in accrued contract expenses with $12,892 in accounts payable at June 30, 2004. The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the contract/grant.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

            STOCK BASED COMPENSATION

            The Company's pro forma information for the six months ended June 30, 2004 and 2003 in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following table compares the 2004 and 2003 results as reported to the results had the Company adopted the expense recognition provisions of SFAS #123.

                                                June 30,            June 30,
                                                  2004               2003
Net loss applicable to common shares:
As reported                                    $(649,339)          $(196,928)
Stock-based compensation, net of tax              (3,120)             (3,220)
                                               ---------           ---------
Pro forma net loss under SFAS #123             $(652,459)          $(200,148)

Basic and diluted loss per share:

As reported                                    $   (0.33)          $   (0.11)
Pro forma under SFAS #123                      $   (0.33)          $   (0.11)

            For the periods ended June 30, 2004 and 2003, there was no stock-based employee compensation cost included in the determination of net loss as reported.

NOTE 3.     INVENTORY

            Inventory is comprised of the following:

                             JUNE 30,           DECEMBER 31,
                               2004                 2003
                           -----------          -----------
                           (unaudited)
Raw materials              $ 371,694            $ 361,238
Work-in-progress             136,059              101,274
Finished goods               173,470              182,474
Inventory reserve           (141,693)            (144,453)
                           ---------            ---------
                           $ 539,530            $ 500,533
                           =========            =========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4.     COMMON STOCK, STOCK OPTIONS AND WARRANTS

            The following options and warrants were granted under the 1995 Stock Option Plan during the six months ended June 30, 2004:

GRANT DATE             # OPTIONS GRANTED    OPTION PRICE
----------             -----------------    ------------
January 21, 2004            50,000             $2.60
April 27, 2004              45,000             $2.85

GRANT DATE                # WARRANTS GRANTED        WARRANT PRICE
----------                ------------------        -------------
May 13, 2004                 114,567                    $2.88
June 1, 2004                  17,500                    $2.88

NOTE 5.     EARNINGS PER SHARE

            Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At June 30, 2004 and 2003, all Common Stock options and warrants are anti-dilutive due to the net loss. The following is provided to reconcile the earnings per share calculations:

                                 Three months ended June 30,                   Six months ended June 30,
                                   2004                 2003                   2004                 2003
                                   ----                 ----                   ----                 ----
Loss applicable
 to common shares              $  (357,249)          $   (92,945)          $  (649,339)          $  (196,928)
                               ===========           ===========           ===========           ===========

Weighted average
 common shares
 outstanding - basic             2,149,865             1,823,256             1,987,394             1,823,256

Effect of dilutions -
 stock options                           -                     -                     -                     -
                               -----------           -----------           -----------           -----------

Weighted average
 shares outstanding -
 diluted                         2,149,865             1,823,256             1,987,394             1,823,256
                               ===========           ===========           ===========           ===========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6.     CAPITAL REQUIREMENTS; RISK OF CURTAILMENT OF BUSINESS OPERATIONS

            The Company's accumulated deficit since inception was $7,365,060 (unaudited) at June 30, 2004. The losses have been financed primarily from: (i) several private offerings of debt and equity securities; (ii) additional investments and loans by major shareholders; and (iii) a private offering of common stock and warrants to purchase common stock in October 2000. The Company cannot assure that it will be able to raise additional capital in the future to fund its operations. The Company expects to continue to incur significant operating and net losses in 2004, and it is possible that it will never be able to sustain or develop the revenue levels necessary to attain profitability.

            As of June 30, 2004, cash on-hand was $528,524 with $247,902 restricted for equipment purchases in accordance with the TFAF grant. Cash available for operations at June 30, 2004 was $280,622. Management believes, based on currently available financing and forecasted sales and expenses, that funding will be adequate to sustain operations through December 2004. During the first quarter of 2004 the Company began to raise additional funds through further offerings of debt and equity. The Company received additional debt financing of $150,000. This debt was repaid in the second quarter. During the first six months of 2004 the Company received $513,264 from the State of Ohio's Third Frontier Action Fund to begin purchasing capital equipment required to commercialize the Company's Lithium Thin Film Battery sputtering target manufacturing process. At June 30, 2004, $247,902 of these funds have not been expended and are included on the balance sheet as accrued contract expenses. In March 2004 the Company was approved by the Ohio Department of Development's Industrial Technology Enterprise Advisory Council Committee as an eligible entity for the Technology Investment Tax Credit program. The program is intended to benefit small Ohio-based research and development and technology-oriented companies. This approval permits individuals and businesses to receive state tax incentives for up to twenty-five percent of their qualified investments in the Company through September 2004. Through June 30, 2004, the Company, in a private placement to five accredited investors sold 279,584 shares of its common stock without par value at a purchase price of $2.40 per share. The total offering price paid in cash was $671,000. As part of the private placement, the accredited investors also received warrants to purchase 55,917 shares of the Company's common stock, without par value, at a purchase price of $2.88 per share. The Company received an additional $49,200 from the sale of common stock and warrants on the same terms in the third quarter through August 13, 2004.
            Because the Company completed equity financing of at least $500,000 prior to June 30, 2004, the principal and accrued interest totaling $754,845.86 due on convertible promissory notes issued on June
            30, 2003, converted to 314,519 shares of common stock without par value at a conversion rate of $2.40 per share. As part of the conversion, the holders of the convertible promissory notes also received warrants to purchase an aggregate of 62,901 shares of the Company's common stock, without par value, at a purchase price of $2.88 per share.

            The Company has incurred substantial operating losses through June 30, 2004, and numerous factors make it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in its business plan, it will need to raise additional funds through the sale of assets, public or private financing, collaborative relationships or other arrangements. Its ability to raise additional financing depends on many factors beyond its control, including the state of capital markets, the market price of its common stock and the development or prospects for development of competitive products by others. Because the common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the common stock.

NOTE 7.     CONVERSION OF CONVERTIBLE DEBT

            During second quarter 2004, the Company completed equity financing of at least $500,000 prior to June 30, 2004, thereby requiring the principal and accrued interest on the convertible promissory notes totaling $754,846 to convert to equity. Pursuant to the terms of the promissory notes, the promissory notes converted to common stock, without par value, at a rate of $2.40 per share and entitled the holders of the promissory notes to receive warrants under the same terms as provided in the 2004 private equity financing. See "Conversion of Debt to Equity Securities in Part II, Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities." Therefore, the Company has recorded the debt conversion in accordance with SFAS #84 - "Induced Conversions of Convertible Debt" which requires recognition of an expense equal to the fair value of the additional securities issued with conversion. The Company has expensed $175,362 of debt conversion expense.

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

      To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $7,365,060 from inception to June 30, 2004.

      SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED):

      REVENUES

      Revenues for the six months ended June 30, 2004 were $1,170,939 compared to $1,285,644, a decrease of $114,705 or 8.9% from the six months ended June 30, 2003.

      Product revenues decreased to $1,056,644 in 2004 from $1,187,153 in 2003 or a decrease of 11.0%. The decline in revenues for the first six months is due to lower product shipments as a result of the weak U.S. economy and the relocation of the Company's facilities. The Company intends to intensify its marketing efforts by increasing the number of manufacturers representatives representing the Company.

      Contract research revenues were $114,295 in 2004 as compared to $98,491 in 2003. The increase was due to a Phase II Small Business Innovation Research grant for $523,612 from the Department of Energy that was awarded in 2003. This award was to develop an advanced method to manufacture continuous reacted lengths of High Tc Superconductor: Bismuth Strontium Calcium Copper Oxide - 2212 Wire. Revenues of $103,805 from this grant are included in revenues for the first six months of 2004.

      The Company became a member of a team led by Oxford Instruments Superconducting Technology, which was awarded a grant from the Department of Energy Superconductivity Partnership Initiative Program. Revenues of $10,490 were generated in the first six months of 2004. The focus of this program is being changed. A member of the team has determined that the technology is not as suitable for the future MRI market segment as originally projected in 2001. As a result, this member has decided to withdraw from the program. Oxford Instruments Superconducting Technology is currently working with the DOE SPI program coordinator to determine where the focus of the program could be shifted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      GROSS MARGIN

      Total gross margin in 2004 was $184,777 or 15.8% of total revenue compared to $354,375 or 27.6% in 2003. Gross margin on product revenue was 18.3% in 2004 versus 23.0% in 2003. The decrease was due to lower sales as well as the product mix. Gross margin on contract research revenue was (7.7)% for 2004 and 82.1% for 2003. The gross margin in 2003 includes the purchase of equipment funded by the SPI grant. The gross margin in 2004 includes the Company's share of costs expended.

      SELLING EXPENSE

      Selling expense in 2004 increased to $133,170 from $97,574 in 2003, an increase of 36.5%. The increase was due to the addition of a sales manager at January 1, 2004. This was partially offset by a reduction in commission costs and decreased trade show attendance.

      GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expense in 2004 increased to $493,000 from $416,315 in 2003, or 18.4%. The increase was due to the relocation of the Company's facility in the first quarter of 2004. $76,051 was expensed for this purpose. Rent expense increased from $33,297 to $66,525, or 99.8% due to the relocation. Also, non-employee stock warrants were granted as compensation for consulting services. This value of $35,586 was expensed in 2004.

      RESEARCH AND DEVELOPMENT EXPENSE

      Internal research and development costs are expensed as incurred. Research and development costs for 2004 were $6,577 compared to $73,220 in 2003. Internal research and development costs decreased due to a reduction in staff and also have been absorbed by the Department of Energy grant.

      INTEREST EXPENSE

      Interest expense was $17,646 for the six months ended June 30, 2004 compared to $12,488 for the six months ended June 30, 2003. Interest expense to related parties was $13,361 and $5,791 for the six months ended June 30, 2004, and June 30, 2003, respectively. The increase was due to the accrued interest incurred as a result of the financing completed in June and July of 2003. The accrued interest and related notes were converted to equity during the second quarter of 2004 and no further related party interest expense was incurred beginning in June 2004.

      LOSS APPLICABLE TO COMMON SHARES

      BASIC

      Net loss per common share based on the loss applicable to common shares for the six months ended June 30, 2004 and 2003 was $0.33 and $0.11, respectively. The loss applicable to common shares includes the net loss from operations, Series B preferred stock dividends and the cumulative effect of the change in accounting. The net loss per common share from operations was $0.32 and $0.09 for the six months ended June 30, 2004 and 2003, respectively. The difference between the net loss from operations and the loss applicable to common shares of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      $0.01 and $0.02 for the six months ended June 30, 2004 and 2003, respectively, was a result of the preferred position that the preferred shareholders have in comparison to the common shareholders and the cumulative effect of the change in accounting.

      Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock totaled $12,592 for the six months ended June 30, 2004 and $13,770 for the six months ended June 30, 2003.

      Basic loss per common share for the six months ended June 30, 2004, was $0.33 per share with 1,987,394 weighted average common shares outstanding as compared to $0.11 per share and 1,823,256 weighted average common shares outstanding for the six months ended June 30, 2003.

      DILUTED

      Diluted loss per common share for the six months ended June 30, 2004 was $0.33 per share with 1,987,394 average common shares outstanding as compared to $0.11 per share and 1,823,256 weighted average common shares outstanding for the six months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, all outstanding common stock equivalents are anti-dilutive due to the net loss.

      LIQUIDITY AND WORKING CAPITAL

      At June 30, 2004, working capital was $156,203 compared to $608,617 at June 30, 2003. The decrease was due to a reduction in inventory, and an increase in accrued contract expenses and notes payable. Accrued contract expenses increased as a result of the monies received from the Third Frontier Action Fund that had not been disbursed as of June 30, 2004. The Company used cash from operations of approximately $41,000 and $10,000 for the six months ended June 30, 2004 and June 30, 2003, respectively. Significant non-cash items including depreciation, inventory reserve on excess and obsolete inventory, warrants issued for consulting, debt conversion expense, allowance for doubtful accounts and the cumulative effect of the change in accounting were approximately $329,000 and $116,000, respectively, for the six months ended June 30, 2004 and 2003. Accounts payable and accrued expenses increased in excess of increases in accounts receivable, inventory and prepaids by approximately $238,000 for the six months ended June 30, 2004. Accounts payable and accrued expenses increased in excess of decreases in accounts receivable, inventory and prepaids by approximately $61,000 for the six months ended June 30, 2003, as a result of timing of receipt of inventory versus required scheduled payments on this inventory and increased prepaid expenses.

      For investing activities, the Company used cash of approximately $341,000 and $114,000, for the six months ended June 30, 2004 and June 30, 2003, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity, new product lines and for leasehold improvements for the new facility. Proceeds on sale of equipment totaled $1,602 and $5,300 for the six months ended June 30, 2004 and June 30, 2003, respectively.

      For financing activity for the six months ended June 30, 2004, the Company provided cash of approximately $669,000. Cash payments to third parties for capital lease obligations approximated $19,000; proceeds from notes payable totaled $150,000. Net proceeds from sale of common stock was $659,000 and proceeds from the exercise of stock options totaled $3,500. Cash payments for note payable were $150,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      For financing activity for the six months ended June 30, 2003, the Company provided cash of approximately $478,000. Cash payments to third parties for capital lease obligations approximated $22,000. Proceeds from notes payable to shareholders were $500,000.

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

      The Company completed two private financing transactions in 2003 including
      (i) the issuance of convertible promissory notes in the aggregate amount of $600,000 and 122,000 warrants to purchase shares of common stock in exchange for $600,000 in cash and (ii) the redemption of the Company's entire $129,770 obligation on its Series A redeemable convertible preferred stock in exchange for convertible promissory notes in the aggregate amount of $129,770, which represented the face amount of the preferred stock plus accrued and unpaid dividends and interest, and 26,302 warrants to purchase shares of common stock. Four present shareholders invested the $600,000 of new money in the Company. $500,000 in cash and the redemption of the Series A redeemable preferred stock was received and recorded on June 30, 2003. $100,000 in cash was received and recorded on July 1, 2003. During second quarter 2004, the Company completed equity financing of at least $500,000 prior to June 30, 2004, thereby requiring the principal and accrued interest totaling $754,846 on the convertible promissory notes to convert to equity. Pursuant to the terms of the promissory notes, the promissory notes converted to common stock at a rate of $2.40 per share and entitled the holders of the promissory notes to receive warrants under the same terms as the private placement. See "Conversion of Debt to Equity Securities in Part II, Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities." Therefore, the Company has recorded the debt conversion in accordance with SFAS #84 - "Induced Conversions of Convertible Debt" which requires recognition of an expense equal to the fair value of the additional securities issued with conversion. The Company has expensed $175,362 of debt conversion expense.

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

      WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES IN THE PAST AND MAY CONTINUE TO DO SO IN THE FUTURE.

      We commenced business in May of 1987. Our accumulated deficit since inception was $7,365,060 (unaudited) at June 30, 2004.

      We have financed the losses primarily from: (i) several private offerings of debt and equity securities; and (ii) additional investments and loans by our major shareholders.

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

      IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS WE MAY HAVE TO SIGNIFICANTLY CURTAIL THE SCOPE OF OUR OPERATIONS OR LIQUIDATE THE COMPANY.

      As of June 30, 2004, cash on-hand was $528,524 with $247,902 restricted for equipment purchases in accordance with the TFAF grant. Cash available for operations at June 30, 2004 was $280,622. Management believes, based on currently available financing and forecasted sales and expenses, that funding will be adequate to sustain operations through December 2004.

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

      WE NEED ADDITIONAL CAPITAL, WHICH MAY REDUCE THE VALUE OF OUR COMMON
      STOCK.

      Although the Company was successful in raising $701,000 through the first seven months of 2004 numerous factors make it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of assets, public or private financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive products by others. Because our common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      SALES OF UNREGISTERED SECURITIES: During the second quarter ending June 30, 2004, the Company, in a private placement to four accredited investors sold units consisting of 1,000 shares of the Company's common stock without par value and warrants to purchase 200 shares of common stock.
      The total offering price paid in cash by accredited investors was $620,000 for an aggregate of 258,334 shares of the Company's common stock and warrants an aggregate of 51,666 shares of the Company's common stock, without par value, at a purchase price of $2.88 per share.

      In our opinion, the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder due to the fact the shares were sold to less than 35 purchasers all of whom were accredited investors. The Company did not use a placement agent or underwriter for the transaction.

      CONVERSION OF DEBT TO EQUITY SECURITIES: Because the Company completed equity financing of at least $500,000 prior to June 30, 2004, the principal and accrued interest totaling $754,845.86 due on six convertible promissory notes issued on June 30, 2003, converted to 314,519 shares of common stock without par value at a conversion rate of $2.40 per share. As part of the conversion, the holders of the convertible promissory notes also received warrants to purchase an aggregate of 62,901 shares of the Company's common stock, without par value, at a purchase price of $2.88 per share.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Company held its Annual Meeting of Shareholders on May 20, 2004 for the purpose of electing three directors.

      (b) The following nominees were elected as directors of the Company at the Annual Meeting of Shareholders: Robert J. Baker, Daniel Rooney, and Edward W. Ungar.

      (c) The table shows the voting tabulations for the matter voted upon at the Annual Meeting of Shareholders.

                            FOR               WITHHELD
Robert J. Baker          1,223,645              2,330

Daniel Rooney            1,223,665              2,310

Edward W. Ungar          1,170,435             55,540

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   EXHIBITS.

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

                                        SUPERCONDUCTIVE COMPONENTS, INC.

Date:  August 13, 2004                  /s/ Daniel Rooney
                                        ----------------------------------------
                                        Daniel Rooney, President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)

                                        /s/ Gerald S. Blaskie
                                        ----------------------------------------
                                        Gerald S. Blaskie, Chief Financial
                                        Officer
                                        (Principal Financial Officer)