Form 10QSB
period 2004-09-30
SUPERCONDUCTIVE COMPONENTS INC
filed 2004-11-12
CIK 830616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to ____________________________

                         Commission file number: 0-31641

                        SUPERCONDUCTIVE COMPONENTS, INC.
        (Exact name of small business issuer as specified in its charter)

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

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES
[X] NO [ ]

      State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 2,439,360 shares of Common Stock, without par value, were outstanding at October 31, 2004.

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements.                                                                 3

                  Balance Sheets as of September 30, 2004 (unaudited)
                       and December 31, 2003                                                       3 - 4

                  Statements of Operations For the Three Months and Nine Months
                       Ended September 30, 2004 and 2003  (unaudited)                               5

                  Statements of Cash Flows For the Nine Months
                       Ended September 30, 2004 and 2003 (unaudited)                               6 - 7

                  Notes to Financial Statements (unaudited)                                       8 - 12

     Item 2.  Management's Discussion and Analysis or Plan of Operation.                           13-22

     Item 3.  Controls and Procedures                                                               22

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.                                                                   N/A

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                          23

     Item 3.  Defaults Upon Senior Securities.                                                     N/A

     Item 4.  Submission of Matters to a Vote of Security Holders.                                 N/A

     Item 5.  Other Information.                                                                   N/A

     Item 6.  Exhibits.                                                                             23

     Signatures.                                                                                    23

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SUPERCONDUCTIVE COMPONENTS, INC.

                                   BALANCE SHEETS

                                       ASSETS                                             SEPTEMBER 30,          DECEMBER 31,
                                       ------                                                 2004                   2003
                                                                                        ----------------        --------------
                                                                                           (UNAUDITED)
CURRENT ASSETS
  Cash                                                                                  $        133,439        $      266,940
  Cash, restricted for equipment                                                                 150,469                     -
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $7,000 and
                 $25,000 respectively                                                            130,011               119,566
    Employees                                                                                          -                 6,995
    Other                                                                                              -                   119
  Inventories                                                                                    564,117               500,533
  Prepaid expenses                                                                                11,569                30,198
                                                                                        ----------------        --------------
       Total current assets                                                                      989,605               924,351
                                                                                        ----------------        --------------

PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                                                      2,140,618             2,031,437
  Furniture and fixtures                                                                          22,586                22,124
  Leasehold improvements                                                                         280,791               347,349
  Construction In Process                                                                         41,948                     -
                                                                                        ----------------        --------------
                                                                                               2,485,943             2,400,910
  Less accumulated depreciation                                                               (1,596,167)           (1,827,076)
                                                                                        ----------------        --------------
                                                                                                 889,776               573,834
                                                                                        ----------------        --------------

OTHER ASSETS
  Deposits                                                                                         8,754                 7,863
  Intangibles                                                                                     37,842                40,159
                                                                                        ----------------        --------------
                                                                                                  46,596                48,022
                                                                                        ----------------        --------------

TOTAL ASSETS                                                                            $      1,925,977        $    1,546,207
                                                                                        ================        ==============

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                          SEPTEMBER 30,          DECEMBER 31,
                                                                                              2004                   2003
                                                                                        ----------------        --------------
                                                                                           (UNAUDITED)
CURRENT LIABILITIES
  Capital lease obligation, current portion                                             $         33,081        $       31,994
  Capital lease obligation, shareholder, current portion                                          68,428                68,428
  Note payable shareholders, current portion                                                     166,000               130,000
  Accounts payable                                                                               258,436               222,117
  Accounts payable, shareholders                                                                   7,920                 7,920
  Accrued contract expenses                                                                      313,004                86,049
  Accrued personal property taxes                                                                 36,009                43,263
  Accrued interest, shareholders                                                                  28,561                39,760
  Deferred contract revenue                                                                       92,474                50,742
  Accrued expenses                                                                                94,470                72,195
                                                                                        ----------------        --------------
        Total current liabilities                                                              1,098,383               752,468
                                                                                        ----------------        --------------

CAPITAL LEASE OBLIGATION, NET OF  CURRENT PORTION                                                 47,484                31,727
                                                                                        ----------------        --------------

NOTE PAYABLE SHAREHOLDERS, NET OF CURRENT PORTION                                                  2,270               767,625
                                                                                        ----------------        --------------

COMMITMENTS AND CONTINGENCIES                                                                          -                     -
                                                                                        ----------------        --------------

SHAREHOLDERS' EQUITY (DEFICIT)
  Convertible preferred stock, Series B, 10% cumulative,
     nonvoting, no par value, $10 stated value, optional
      redemption at 103%                                                                         303,480               284,591
  Common stock, no par value, authorized 15,000,000
     shares; 2,439,360 shares issued and outstanding                                           7,541,653             6,378,216
  Additional paid-in capital                                                                     553,976                59,893
  Accumulated deficit                                                                         (7,621,269)           (6,728,313)
                                                                                        ----------------        --------------
                                                                                                 777,840                (5,613)
                                                                                        ----------------        --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                    $      1,925,977        $    1,546,207
                                                                                        ================        ==============

   The accompanying notes are an integral part of these financial statements.

                      SUPERCONDUCTIVE COMPONENTS, INC.

                          STATEMENTS OF OPERATIONS

             THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND
                NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   2004             2003             2004             2003
                                                -----------      -----------      -----------      -----------
SALES REVENUE                                   $   366,072      $   489,710      $ 1,422,716      $ 1,676,863
CONTRACT RESEARCH REVENUE                            84,766          119,020          199,061          217,511
                                                -----------      -----------      -----------      -----------
                                                    450,838          608,730        1,621,777        1,894,374
                                                -----------      -----------      -----------      -----------

COST OF SALES REVENUE                               387,197          387,168        1,250,228        1,300,768
COST OF CONTRACT RESEARCH                            91,607          107,259          214,738          124,928
                                                -----------      -----------      -----------      -----------
                                                    478,804          494,427        1,464,966        1,425,696
                                                -----------      -----------      -----------      -----------

GROSS MARGIN                                        (27,966)         114,303          156,811          468,678

GENERAL AND ADMINISTRATIVE EXPENSES                 174,601          156,871          667,601          573,186

SALES AND PROMOTIONAL EXPENSES                       51,942           58,210          185,112          155,784
                                                -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                               (254,509)        (100,778)        (695,902)        (260,292)
                                                -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
  Interest income                                       849              752            1,599            1,958
  Interest expense                                   (2,132)         (10,984)         (19,778)         (23,472)
  Debt conversion expense                                 -                -         (175,362)               -
  Gain/(loss) on disposal of equipment                   40              125           (2,141)           5,425
  Miscellaneous, net                                   (457)             403           (1,372)          (1,373)
                                                -----------      -----------      -----------      -----------
                                                     (1,700)          (9,704)        (197,054)         (17,462)
                                                -----------      -----------      -----------      -----------

LOSS BEFORE INCOME TAX                             (256,209)        (110,482)        (892,956)        (277,754)

INCOME TAX EXPENSE                                        -                -                -                -
                                                -----------      -----------      -----------      -----------

NET LOSS BEFORE CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING                              (256,209)        (110,482)        (892,956)        (277,754)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING               -                -                -          (15,886)
                                                -----------      -----------      -----------      -----------

NET LOSS                                           (256,209)        (110,482)        (892,956)        (293,640)

DIVIDENDS ON PREFERRED STOCK                         (6,296)            (405)         (18,888)         (14,175)
                                                -----------      -----------      -----------      -----------


LOSS APPLICABLE TO COMMON SHARES                $  (262,505)     $  (110,887)     $  (911,844)     $  (307,815)
                                                ===========      ===========      ===========      ===========

EARNINGS PER SHARE - BASIC AND DILUTIVE
 (Note 2)

NET LOSS PER COMMON SHARE BEFORE CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING
  Basic                                         $     (0.11)     $     (0.06)     $     (0.42)     $     (0.15)
                                                ===========      ===========      ===========      ===========
  Dilutive                                      $     (0.11)     $     (0.06)     $     (0.42)     $     (0.15)
                                                ===========      ===========      ===========      ===========

NET LOSS PER COMMON SHARE AFTER CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING
  Basic                                         $     (0.11)     $     (0.06)     $     (0.43)     $     (0.17)
                                                ===========      ===========      ===========      ===========
  Dilutive                                      $     (0.11)     $     (0.06)     $     (0.43)     $     (0.17)
                                                ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                           2,434,947        1,823,256        2,137,667        1,823,256
                                                ===========      ===========      ===========      ===========
  Dilutive                                        2,434,947        1,823,256        2,137,667        1,823,256
                                                ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                  (UNAUDITED)

                                                                   2004           2003
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $(892,956)     $(293,640)
                                                                 ---------      ---------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                   153,265        165,627
    Amortization and accretion                                       2,316          2,316
    Warrants issued for consulting                                  35,586              -
    Debt conversion expense                                        175,362              -
    Cumulative effect of a change in accounting                          -         15,886
    (Gain) Loss on sale of equipment                                 2,141         (5,425)
    Inventory reserve                                               (6,057)       (30,608)
    Provision for doubtful accounts                                 18,000         (4,000)
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                        (21,331)        46,922
        Inventories                                                (57,527)        43,275
        Prepaid expenses                                            18,629         28,439
        Other assets                                                  (891)        (7,864)
      Increase (decrease) in liabilities:
        Accounts payable                                            36,319        (93,175)
        Accrued expenses                                           295,577         50,189
                                                                 ---------      ---------
          Total adjustments                                        651,389        211,582
                                                                 ---------      ---------
              Net cash used in operating activities               (241,567)       (82,058)
                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on sale of equipment                                      1,602          5,425
  Purchases of property and equipment                             (424,546)      (147,160)
                                                                 ---------      ---------
              Net cash used in investing activities               (422,944)      (141,735)
                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable, shareholders                         150,000        600,000
  Principal payments on notes payable, shareholders               (150,000)             -
  Proceeds from exercise of common stock options                     3,500              -
  Proceeds from sale of common stock (net)                         707,115              -
  Principal payments on capital lease obligations                  (29,136)       (31,616)
                                                                 ---------      ---------
              Net cash provided by financing activities            681,479        568,384
                                                                 ---------      ---------

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                   (UNAUDITED)

                                                              2004          2003
                                                            --------     ---------
NET INCREASE  (DECREASE) IN CASH                              16,968       (74,429)

CASH - Beginning of period                                   266,940       118,083
                                                            --------     ---------

CASH - End of period                                        $283,908     $  43,654
                                                            ========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest, net                                           $  4,055     $   8,699
    Income taxes                                            $      -     $       -

SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES

  Property and equipment was purchased by capital lease     $ 46,494     $       -

  Note payable converted to equity                          $729,700     $       -

  Accrued interest converted to equity                      $ 25,491     $       -

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

      EQUIPMENT PURCHASED WITH GRANT/CONTRACT FUNDING

      The Company has received a grant of $517,935 from the Ohio Department of Development's Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant's purpose. Additionally, the Company received $27,500 as part of its contract with the Department of Energy for the purchase of equipment related to the contract's purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company's financial statements. As assets are purchased, the liability initially created when the cash was received is reduced with no revenue being recognized or fixed asset recorded on the balance sheet. At September 30, 2004, the Company has disbursed $367,466. Funds received and not disbursed totaling $150,469 are included in accrued contract expenses at September 30, 2004. The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the contract/grant.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

      STOCK BASED COMPENSATION

      The Company's pro forma information for the nine months ended September 30, 2004 and 2003 in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following table compares the 2004 and 2003 results as reported to the results had the Company adopted the expense recognition provisions of SFAS #123.

                                        September 30,    September 30,
                                            2004             2003
                                        -------------    -------------
Net loss applicable to common shares:
As reported                               $(911,844)       $(307,815)
Stock-based compensation, net of tax         (4,678)          (4,828)
                                          ---------        ---------
Pro forma net loss under SFAS #123        $(916,522)       $(312,643)

Basic and diluted loss per share:
As reported                               $   (0.43)       $   (0.17)
Pro forma under SFAS #123                 $   (0.43)       $   (0.17)

      For the periods ended September 30, 2004 and 2003, there was no stock-based employee compensation cost included in the determination of net loss as reported.

NOTE 3. INVENTORY

      Inventory is comprised of the following:

                    SEPTEMBER 30,   DECEMBER 31,
                        2004           2003
                    -------------   ------------
                     (unaudited)
Raw materials         $ 372,368      $ 361,238
Work-in-progress        159,164        101,274
Finished goods          170,981        182,474
Inventory reserve      (138,396)      (144,453)
                      ---------      ---------
                      $ 564,117      $ 500,533
                      =========      =========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4. COMMON STOCK, STOCK OPTIONS AND WARRANTS

      The following options were granted under the 1995 Stock Option Plan during the nine months ended September 30, 2004:

   GRANT DATE                # OPTIONS GRANTED                  OPTION PRICE
   ----------                -----------------                  ------------
January 21, 2004                  50,000                            $2.60
April 27, 2004                    45,000                            $2.85

      The following warrants were granted during the nine months ended September 30, 2004:

  GRANT DATE           # WARRANTS GRANTED            WARRANT PRICE
  ----------           ------------------            -------------
  May 13, 2004               118,818                     $2.88
  June 1, 2004                17,500                     $2.88
 July 13, 2004                 2,500                     $2.88
August 2, 2004                 1,600                     $2.88

NOTE 5. EARNINGS PER SHARE

      Basic income (loss) per share is calculated as income available to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At September 30, 2004 and 2003, all Common Stock options and warrants are anti-dilutive due to the net loss. The following is provided to reconcile the earnings per share calculations:

                          Three months ended Sept. 30,      Nine months ended Sept. 30,
                              2004            2003             2004             2003
                          -----------      -----------      -----------      -----------
Loss applicable
 to common shares         $  (262,505)     $  (110,887)     $  (911,844)     $  (307,815)
                          ===========      ===========      ===========      ===========
Weighted average
 common shares
 outstanding - basic        2,434,947        1,823,256        2,137,667        1,823,256

Effect of dilutions -
 stock options                      -                -                -                -
                          -----------      -----------      -----------      -----------
Weighted average
 shares outstanding -
 diluted                    2,434,947        1,823,256        2,137,667        1,823,256
                          ===========      ===========      ===========      ===========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6. CAPITAL REQUIREMENTS; RISK OF CURTAILMENT OF BUSINESS OPERATIONS

      The Company's accumulated deficit since inception was $7,621,269 (unaudited) at September 30, 2004. The losses have been financed primarily from: (i) several private offerings of debt and equity securities; (ii) additional investments and loans by major shareholders; and (iii) a private offering of common stock and warrants to purchase common stock in October 2000. The Company cannot assure that it will be able to raise additional capital in the future to fund its operations. The Company expects to continue to incur significant operating and net losses in 2004, and it is possible that it will never be able to sustain or develop the revenue levels necessary to attain profitability.

      As of September 30, 2004, cash on-hand was $283,908 with $150,469 restricted for equipment purchases in accordance with the TFAF grant. Cash available for operations at September 30, 2004 was $133,439. Management believes, based on currently available financing and forecasted sales and expenses, that funding will be adequate to sustain operations through December 2004. During the first quarter of 2004 the Company began to raise additional funds through further offerings of debt and equity. The Company received additional debt financing of $150,000. This debt was repaid in the second quarter. During the first nine months of 2004 the Company received $517,935 from the State of Ohio's Third Frontier Action Fund to begin purchasing capital equipment required to commercialize the Company's Lithium Thin Film Battery sputtering target manufacturing process. At September 30, 2004, $150,469 of these funds have not been expended and are included on the balance sheet as accrued contract expenses. In March 2004 the Company was approved by the Ohio Department of Development's Industrial Technology Enterprise Advisory Council Committee as an eligible entity for the Technology Investment Tax Credit program. The program is intended to benefit small Ohio-based research and development and technology-oriented companies. This approval permits individuals and businesses to receive state tax incentives for up to twenty-five percent of their qualified investments in the Company through March 2005. Through September 30, 2004, the Company, in a private placement to eight accredited investors sold 300,084 shares of its common stock without par value at a purchase price of $2.40 per share. The total offering price paid in cash was $720,200. As part of the private placement, the accredited investors also received warrants to purchase 60,017 shares of the Company's common stock, without par value, at a purchase price of $2.88 per share. Because the Company completed equity financing of at least $500,000 prior to June 30, 2004, the principal and accrued interest totaling $754,845.86 due on convertible promissory notes issued on June 30, 2003, converted to 314,519 shares of common stock without par value at a conversion rate of $2.40 per share. As part of the conversion, the holders of the convertible promissory notes also received warrants to purchase an aggregate of 62,901 shares of the Company's common stock, without par value, at a purchase price of $2.88 per share. In November of 2004 a director agreed to loan the Company up to $200,000 for working capital, which may be drawn by the Company in increments of $50,000. The loan is repayable on November 1, 2005, and may be repaid earlier without prepayment penalty upon 15 days prior written notice. The interest rate is Huntington National Bank's prime rate plus 2%, and interest will accrue and compound monthly. The loan is secured by the Company's assets and is perfected by the filing of a UCC-1 financing statement. For each $50,000 increment drawn on the loan the director will receive 5,000 warrants to purchase the Company's

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

      common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009. The director has the option to convert the loan balance (principal and accrued and unpaid interest) to equity at any time before repayment at the same price and terms as any equity financing of the Company equal to or in excess of $200,000. On November 3, 2004, $100,000 was drawn on the loan.

      The Company has incurred substantial operating losses through September 30, 2004, and numerous factors make it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in its business plan, it will need to raise additional funds through the sale of assets, public or private financing, collaborative relationships or other arrangements. Its ability to raise additional financing depends on many factors beyond its control, including the state of capital markets, the market price of its common stock and the development or prospects for development of competitive products by others. Because the common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the common stock.

NOTE 7. CONVERSION OF CONVERTIBLE DEBT

      During second quarter 2004, the Company completed equity financing of at least $500,000 prior to June 30, 2004, thereby requiring the principal and accrued interest on the convertible promissory notes totaling $754,846 to convert to equity. Pursuant to the terms of the promissory notes the promissory notes converted to common stock, without par value, at a rate of $2.40 per share and entitled the holders of the promissory notes to receive warrants under the same terms as provided in the 2004 private equity financing. Therefore, the Company has recorded the debt conversion in accordance with SFAS #84 - "Induced Conversions of Convertible Debt" which requires recognition of an expense equal to the fair value of the additional securities issued with conversion. The Company expensed $175,362 of debt conversion expense in the second quarter 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

      RESULTS OF OPERATIONS

      CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-KSB for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, asset retirement obligations, assessing changes in which impairment of certain long-lived assets may occur and for Black-Scholes models for valuing warrants. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable.

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

      The Company utilizes the Black-Scholes model to value warrants granted with the issuance of stock and debt or consulting services, which requires management to make estimates of dividend yield, interest rates and market volatility. Changes in the financial market place could impact these estimates.

      To date, the Company has received revenue predominantly from commercial sales, government research contracts and non-government research contracts. The Company has incurred cumulative losses of $7,621,269 from inception to September 30, 2004.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED):

      REVENUES

      Revenues for the nine months ended September 30, 2004 were $1,621,777 compared to $1,894,374, a decrease of $272,597 or 14.4% from the nine months ended September 30, 2003.

      Product revenues decreased to $1,422,716 in 2004 from $1,676,863 in 2003 or a decrease of 15.2%. The decline in revenues for the first nine months is due to lower product shipments as a result of the weak U.S. economy and the relocation of the Company's facilities. The Company intends to intensify its marketing efforts by increasing the number of manufacturers representatives representing the Company.

      The Company became a member of a team led by Oxford Instruments Superconducting Technology, which was awarded a grant from the Department of Energy Superconductivity Partnership Initiative (SPI) Program. Revenues of $17,684 were generated in the first nine months of 2004. The focus of this program is being changed and, thus, caused the decrease in contract research revenues. A member of the team has determined that the technology is not as suitable for the future MRI market segment as originally projected in 2001. As a result, this member has decided to withdraw from the program. Due to the unexpected change in market potential the Company has also removed itself from this Department of Energy SPI.

      The Company has a Phase II Small Business Innovation Research grant for $523,612 from the Department of Energy that was awarded in 2003. This award was to develop an advanced method to manufacture continuous reacted lengths of High Tc Superconductor: Bismuth Strontium Calcium Copper Oxide
      - 2212 Wire. Revenues of $181,377 from this grant are included in revenues for the first nine months of 2004.

      GROSS MARGIN

      Total gross margin in 2004 was $156,811 or 9.7% of total revenue compared to $468,678 or 24.7% in 2003. Gross margin on product revenue was 12.1% in 2004 versus 22.4% in 2003. The decrease was due to lower sales as well as the product mix. Gross margin on contract research revenue was (7.9)% for 2004 and 42.6% for 2003. The decrease in gross margin is due to the Company's share of costs expended for the SPI program. The Company was responsible for 50% of the expenses attributable to this program.

      SELLING EXPENSE

      Selling expense in 2004 increased to $185,112 from $155,784 in 2003, an increase of 18.8%. The increase was due to the addition of a sales manager at January 1, 2004. This was partially offset by a reduction in commission costs and decreased trade show attendance.

      GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expense in 2004 increased to $667,601 from $573,186 in 2003, or 16.5%. The increase was due to the relocation of the Company's facility in the first quarter of 2004. $73,508 was expensed for this purpose. Rent expense increased from $49,946 to $99,975, or 100.2% due to the relocation. Also, non-employee stock warrants were granted as compensation for consulting services. This value of $35,586 was expensed in 2004.

      RESEARCH AND DEVELOPMENT EXPENSE

      Internal research and development costs are expensed as incurred. Research and development costs for 2004 were $5,382 compared to $63,764 in 2003. Internal research and development costs decreased due to a reduction in staff and also have been absorbed by the Department of Energy grant.

      INTEREST EXPENSE

      Interest expense was $19,778 for the nine months ended September 30, 2004 compared to $23,472 for the nine months ended September 30, 2003. Interest expense to related parties was $14,291 and $17,636 for the nine months ended September 30, 2004, and September 30, 2003, respectively. The decrease was due to the fact that the accrued interest and related notes from the financing completed in June and July of 2003 were converted to equity during the second quarter of 2004 and no further related party interest expense was incurred beginning in June 2004.

      LOSS APPLICABLE TO COMMON SHARES

      BASIC

      Net loss per common share based on the loss applicable to common shares for the nine months ended September 30, 2004 and 2003 was $0.43 and $0.17, respectively. The loss applicable to common shares includes the net loss from operations, Series B preferred stock dividends and the cumulative effect of the change in accounting. The net loss per common share from operations was $0.42 and $0.15 for the nine months ended September 30, 2004 and 2003, respectively.

      The difference between the net loss from operations and the loss applicable to common shares of $0.01 and $0.02 for the nine months ended September 30, 2004 and 2003, respectively, was a result of the preferred position that the preferred shareholders have in comparison to the common shareholders and the cumulative effect of the change in accounting.

      Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock totaled $18,888 for the nine months ended September 30, 2004 and $14,175 for the nine months ended September 30, 2003.

      Basic loss per common share for the nine months ended September 30, 2004, was $0.43 per share with 2,137,667 weighted average common shares outstanding as compared to $0.17 per share and 1,823,256 weighted average common shares outstanding for the nine months ended September 30, 2003.

      DILUTED

      Diluted loss per common share for the nine months ended September 30, 2004 was $0.43 per share with 2,137,667 average common shares outstanding as compared to $0.17 per share and 1,823,256 weighted average common shares outstanding for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, all outstanding common stock equivalents are anti-dilutive due to the net loss.

      LIQUIDITY AND WORKING CAPITAL

      At September 30, 2004, working capital was $(108,778) compared to $581,728 at September 30, 2003. The decrease was due to a reduction in inventory and accounts receivable, and an increase in accrued contract expenses, deferred contract revenue and notes payable. Accrued contract expenses increased as a result of the monies received from the Third Frontier Action Fund that had not been disbursed as of September 30, 2004. The Company used cash from operations of approximately $242,000 and $82,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively. Significant non-cash items including depreciation, inventory reserve on excess and obsolete inventory, warrants issued for consulting, debt conversion expense, allowance for doubtful accounts and the cumulative effect of the change in accounting were approximately $376,000 and $147,000, respectively, for the nine months ended September 30, 2004 and 2003. Accounts payable and accrued expenses increased in excess of increases in accounts receivable, inventory, prepaids and other assets by approximately $271,000 for the nine months ended September 30, 2004. Accounts receivable, inventory, prepaids and other assets decreased in excess of decreases in accounts payable and accrued expenses by approximately $68,000 for the nine months ended September 30, 2003.

      For investing activities, the Company used cash of approximately $423,000 and $142,000, for the nine months ended September 30, 2004 and September 30, 2003, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity, new product lines and for leasehold improvements for the new facility. Proceeds on sale of equipment totaled $1,602 and $5,425 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

      For financing activity for the nine months ended September 30, 2004, the Company provided cash of approximately $681,000. Cash payments to third parties for capital lease obligations approximated $29,000; proceeds from notes payable totaled $150,000. Net proceeds from sale of common stock was $707,000 and proceeds from the exercise of stock options totaled $3,500. Cash payments for note payable were $150,000.

      For financing activity for the nine months ended September 30, 2003, the Company provided cash of approximately $568,000. Cash payments to third parties for capital lease obligations approximated $32,000. Proceeds from notes payable to shareholders were $600,000.

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

      In November of 2004 a director agreed to loan the Company up to $200,000 for working capital, which may be drawn by the Company in increments of $50,000. The loan is repayable on November 1, 2005, and may be repaid earlier without prepayment penalty upon 15 days prior written notice. The interest rate is Huntington National Bank's prime rate plus 2% and interest will accrue and compound monthly. The loan is secured by the Company's assets and is perfected by the filing of a UCC-1 financing statement. For each $50,000 increment drawn on the loan the director will receive 5,000 warrants to purchase the Company's common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009. The director has the option to convert the loan balance (principal and accrued and unpaid interest) to equity at any time before repayment at the same price and terms as any equity financing of the Company equal to or in excess of $200,000. On November 3, 2004, $100,000 was drawn on the loan.

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

      WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES IN THE PAST AND MAY CONTINUE TO DO SO IN THE FUTURE.

      We commenced business in May of 1987. Our accumulated deficit since inception was $7,621,269 (unaudited) at September 30, 2004. We have financed the losses primarily from: (i) several private offerings of debt and equity securities; (ii) additional investments and loans by our major shareholders. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations. We expect to continue to incur significant operating and net losses in 2004, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

      IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS WE MAY HAVE TO SIGNIFICANTLY CURTAIL THE SCOPE OF OUR OPERATIONS OR LIQUIDATE THE COMPANY.

      As of September 30, 2004, cash on-hand was $283,908 with $150,469 restricted for equipment purchases in accordance with the TFAF grant. Cash available for operations at September 30, 2004 was $133,439. In November of 2004 a director agreed to loan the Company up to $200,000 for working capital, which may be drawn by the Company in increments of $50,000. The loan is repayable on November 1, 2005, and may be repaid earlier without prepayment penalty upon 15 days prior written notice. The interest rate is Huntington National Bank's prime rate plus 2% and interest will accrue and compound monthly. The loan is secured by the Company's assets and is perfected by the filing of a UCC-1 financing statement. For each $50,000 increment drawn on the loan the director will receive 5,000 warrants to purchase the Company's common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009. The director has the option to convert the loan balance (principal and accrued and unpaid interest) to equity at any time before repayment at the same price and terms as any equity financing of the Company equal to or in excess of $200,000. On November 3, 2004, $100,000 was drawn on the loan. Management believes, based on currently available financing and forecasted sales and expenses, that funding will be adequate to sustain operations through December 2004.

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

      WE NEED ADDITIONAL CAPITAL, WHICH MAY REDUCE THE VALUE OF OUR COMMON
      STOCK.

      Although the Company was successful in raising $701,000 through the first ten months of 2004, numerous factors make it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of assets, public or private financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive products by others. Because our common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

      OUR COMPETITORS HAVE FAR GREATER FINANCIAL AND OTHER RESOURCES THAN WE
      HAVE.

      The market for Thin Film Materials is a substantial market with significant competition in both ceramic and metal materials. While we believe that our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as a division of Praxair's Surface Science Technology group as well as MCR, Johnson Matthey, Pure Tech and CERAC, all of which have more resources than the Company.

      In addition, a significant portion of our business is in the very competitive market for sputtering targets made of ceramics, metals and alloys. We face substantial competition in this area from companies with far greater financial and other resources than the Company. We cannot assure you that developments by others will not render our products or technologies obsolete or less competitive.

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

      As long as the penny stock regulations apply to our common stock, it may be difficult to trade such stock because compliance with the regulations can delay and/or preclude certain trading transactions. Broker-dealers may be discouraged from effecting transactions in our common stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of our common stock, and impede the sale of our common stock in the secondary market.

      OUR ARTICLES OF INCORPORATION AUTHORIZES US TO ISSUE ADDITIONAL SHARES OF STOCK.

      We are authorized to issue up to 15,000,000 shares of common stock, which may be issued by our board of directors for such consideration, as they may consider sufficient without seeking shareholders approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current shareholders.

      Our Articles of Incorporation also authorizes us to issue up to 260,000 shares of preferred stock. The issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior in right to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control.

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

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      During the third quarter ended September 30, 2004, the Company, in a private placement to three accredited investors sold units consisting of 1,000 shares of the Company's common stock without par value and warrants to purchase 200 shares of common stock. The total offering price paid in cash by accredited investors was $49,200 for an aggregate of 20,500 shares of the Company's common stock and warrants to purchase an aggregate of 4,100 of the Company's common stock, without par value, at a purchase price of $2.88 per share.

      On June 1, 2004, the Company issued warrants to purchase 17,500 shares of the Company's common stock, without par value, at a purchase price of $2.88 per share to a consultant in consideration for business development and strategic planning services provided to the Company.

      In our opinion, the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder due to the fact the shares were sold to less than 35 purchasers all of whom were accredited investors. The Company did not use a placement agent or underwriter for the transaction.

ITEM 6. EXHIBITS.

      (a)  EXHIBIT NO.                  DESCRIPTION

              10.1 Revolving Promissory Note dated as of November 3, 2004 by and between the Company and Mr. Robert H. Peitz.

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

                                        SUPERCONDUCTIVE COMPONENTS, INC.

Date:  November 12, 2004                /s/ Daniel Rooney
                                        ----------------------------------------
                                        Daniel Rooney, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                        /s/ Gerald S. Blaskie
                                        ----------------------------------------
                                        Gerald S. Blaskie,
                                        Chief Financial Officer
                                        (Principal Financial Officer)