Form 10KSB
period 2004-12-31
SUPERCONDUCTIVE COMPONENTS INC
filed 2005-03-31
CIK 830616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2004

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

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the fiscal year ended December 31, 2004, were $2,172,864.

      The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $2,713,651 on March 2, 2005.

      There were 2,439,360 shares of the Registrant's Common Stock outstanding on March 2, 2005.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
      Portions of our Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                                              PART I
                                                                                                                          Page
Item   1.     Description of Business................................................................................       3
Item   2.     Description of Property................................................................................      10
Item   3.     Legal Proceedings......................................................................................      10
Item   4.     Submission of Matters to a Vote of Security Holders....................................................      10

                                                              PART II

Item   5.     Market for Common Equity and Related Stockholder Matters...............................................      11
Item   6.     Management's Discussion and Analysis or Plan of Operation..............................................      12
Item   7.     Financial Statements...................................................................................      16
Item   8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................      16
Item  8A.     Controls and Procedures................................................................................      16
Item  8B.     Other Information......................................................................................      16

                                                             PART III

Item   9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
              16(a) of the Exchange Act..............................................................................      17
Item  10.     Executive Compensation.................................................................................      17
Item  11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ........      17
Item  12.     Certain Relationships and Related Transactions.........................................................      17
Item  13.     Exhibits ..............................................................................................      17
Item  14.     Principal Accountant Fees and Services.................................................................      18
              Signatures.............................................................................................      19

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

      Superconductive Components, Inc. ("SCI" or the "Company"), an Ohio corporation, was incorporated in 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive ("HTS") materials. The company presents itself to the market as SCI Engineered Materials, an operating unit of Superconductive Components, Inc. The company controls the manufacturing process and measures performance in terms of sales, in two categories - Ceramics and Metals. The performance measurements made in these two categories are, however, not conducive to segment reporting as there are many shared operating expenses relating to the production of both Ceramics and Metals that cannot be attributed solely to one or the other. The company views its business as supplying ceramic and metal materials to a variety of industrial applications including: HTS, Photonics/Optical, and Thin Film Batteries. The production and sale of High Temperature Superconducting (HTS) materials was the initial focus of the company's operations and these materials continue to be a significant part of the Company's development efforts. Photonics/Optical currently represents the Company's largest market for its materials. Thin Film Battery materials is a developing market where manufacturers of batteries use these materials to produce very small power supplies, with small quantities of stored energy.

HISTORY OF THE COMPANY

      The Company was founded in 1987 by Dr. Edward R. Funk and his wife Ingeborg Funk to develop, manufacture, and market HTS materials, including sputtering targets and ceramic powders for commercial applications of the newly discovered superconducting ceramics.

      Subsequently, the Company began to develop other forms of materials. The Company began to focus on the market for superconducting thin-film materials, made from the Company's sputtering targets. A sputtering target is a metal, alloy or sintered ceramic. The targets are specially sized to fit into a special coating device called a sputtering system; in general, the sputtering targets are rectangular or cylindrical in geometry.

BUSINESS:

      The company views its business as supplying ceramic and metal materials to a variety of industrial applications including: HTS, Photonics/Optical, and Thin Film Batteries.

      The production and sale of HTS materials was the initial focus of the company's operations and these materials continue to be a significant part of the Company's development efforts. The Company continues to work with private companies and government agencies to develop new and improved products for future applications.

      Photonics/Optical currently represents the Company's largest market for its materials. The Company's customers are continually identifying new materials that improve the utility of optical coating. This includes improvements in their ability to focus or filter light, and coatings that improve wear and chemical attack resistance, all of which increases the potential demand for the types and amounts of materials the Company sells in this market. Photonic applications continue to expand as new methods are found to manipulate light waves to enhance the various properties of light the device manufacturers are seeking.

      Thin Film Battery materials is a developing market where manufacturers of batteries use these materials to produce very small power supplies, with small quantities of stored energy. A typical Thin Film Battery would be produced via PVD with five or more thin layers. These batteries are often one centimeter square but only 15 microns thick. Potential applications for these batteries include, but are not limited to, active RFID tags, battery on chip, portable electronics, and medical implant devices.

      The Company had total annual revenues of $2,172,864, $2,268,488, and $2,958,544 in the fiscal years ended December 31, 2004, 2003 and 2002, respectively. During early 2004 the Company relocated to a modern facility, which caused a decrease in production. The Company also intentionally withdrew from low margin products.

      Principal suppliers to the Company in 2004 were Lattice Materials Corporation, Engelhard Corporation and MCP Metalspecialties. In every case, the Company believes that suitable substitute vendors can be found. Also, as the Company's volume grows, the Company may make alliances or purchasing contracts with these or other vendors.

      The Company's largest customer represented over 10% percent of total revenues in 2004. The Company had $257,132 and $246,835 in government contracts for the years ending December 31, 2004 and 2003, respectively, representing 11.8% and 10.9% of total revenues in 2004 and 2003, respectively.

MARKETING AND SALES

      The Company uses various distribution channels to reach end user markets including, direct sales by Company sales persons, independent manufacturers' representatives in the United States, and independent distributors for international markets. The Internet provides tremendous reach for new customers to be able to identify the Company as a source of their product needs. The Company has an operating website www.sciengineeredmaterials.com. In addition, a sales manager was added to the organization on January 1, 2004 to drive the Company's sales efforts and manage the Company's external representatives.

CERAMICS

      The Company is capable of producing ceramic powders via several different processing techniques including solid state, precipitation and combustion synthesis. Ceramic Targets can also be produced in a variety of ways depending on the end user applications. Production techniques include sintering, hot and cold isostatic pressing and hot pressing.

      Most of the Company's products are manufactured from component chemicals and metals supplied by various vendors. Production of HTS is dependent upon high purity Yttrium. Several suppliers currently satisfy the Company's requirements for this material. If the Company suddenly lost the services of such suppliers, there could be a disruption in its manufacturing process until the suppliers were replaced. The Company has identified several other firms as potential back-up suppliers who would be capable of supplying this material to the Company as necessary. To date, the Company has not experienced an interruption of raw material supplies.

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

      The Company purchases various metals of reasonably high purity for its applications. The Company is not dependent on a single source for these metals and does not believe losing a vendor would materially affect its business.

      The Company has continually added production processes and testing equipment for the many product compositions that can be used as Physical Vapor Deposition materials.

COMPETITION

      The Company has a number of domestic and international competitors in both the ceramics and metals fields, many of which have resources far in excess of the Company's resources. With respect to ceramics specifically, Cerac provides both powders and thin film deposition products. Kurt Lesker is another supplier of ceramic targets and Dowa Chemicals of Japan supplies HTS materials. With regard to metals, Tosoh, Williams International, Kurt Lesker and Plasmaterials are competing suppliers of these materials.

RESEARCH AND DEVELOPMENT

      The Company focuses its research and development efforts in areas that build on its expertise in multi-component ceramic oxides. These efforts currently include optimization and scale up efforts for BSCCO 2-2-1-2 powders.

      During 2003 the Company successfully completed the development work on a Department of Energy SBIR Phase I sponsored project for optimizing BSCCO 2-2-1-2 ceramic powders for use in the production of long length HTS wires for high energy physics applications and spin-off potential for medical MRI imaging. The success of the project enabled the

Company to obtain a $600,000 Phase II grant for pre-commercialization process development of the powder production process. The Company's partners in this two-year effort are Oxford Superconducting Technologies and Los Alamos National Lab.

      The Company became a member of a team led by Oxford Instrument Superconducting Technology, which was awarded a grant from the Department of Energy Superconductivity Partnership Initiative (SPI) Program. Revenues of $17,684 were generated in 2004. A member of the team determined that the technology is not as suitable for the MRI market segment as originally projected in 2001. In 2004, this member decided to withdraw from the program. Due to the unexpected change in market potential, the Company also removed itself from this Department of Energy SPI.

      All of the sponsored research and development contracts can be cancelled at the sponsor's option, with accrued costs being paid. The Company currently has $231,747 of funding from government sponsored research and development programs that could be cancelled at any time.

      The Company intends to continue to seek such funding because this funding maintains and expands the technical understanding within the Company.

      The Company has certain proprietary knowledge and trade secrets related to the manufacture of ceramic oxide Physical Vapor Deposition materials and patents covering some HTS products.

NEW PRODUCT INITIATIVES

      In 2002, the Company began more actively developing and marketing its existing products for use in the Thin Film Battery market. In addition, the Company has undertaken research and development opportunities with respect to new and innovative materials and processes to be used in connection with the production of Thin Film Batteries and Fuel Cells. Thin Film Battery materials is a developing market. Manufacturers of batteries use these materials to produce very small power supplies with small quantities of stored energy. A typical Thin Film Battery is produced via Physical Vapor Deposition with five or more thin layers. These batteries are often one centimeter square but only 15 microns thick.

      Presently, there are several manufacturers of Thin Film Batteries in the country, each in various stages of prototyping, with a range of production capacity. In addition there are several firms and research institutes conducting tests on Thin Film Batteries. Management believes this market may potentially become very large with significant growth expected during the next two years. There are numerous applications for Thin Film Batteries, including, but not limited to, active RFID tags, battery on chip and portable electronics. Given the many potential uses for Thin Film Batteries, the Company anticipates that the market for materials necessary to produce Thin Film Batteries will grow in direct correlation to the Thin Film Battery market itself.

      The Company currently faces competition from other producers of materials used in connection with the manufacture of Thin Film Batteries. The biggest competitors are Cerac and Williams International. The Company believes that it has certain competitive advantages in terms of quality, but acknowledges that it is currently at a disadvantage in terms of funding. The Company intends to actively market its materials to Thin Film Battery producers in the upcoming year in order to gain a strong presence in this market.

      At present, the Company has several customers for the materials it produces and for Thin Film Batteries. Since we have begun producing materials for the Thin Film Battery market, we have experienced no problems securing the supplies we need to produce the materials. We do not anticipate supply problems in the near future. However, changes in production methods and advancing technologies could render our current products obsolete and the new production protocols may require supplies that are less available in the marketplace, which may cause a slowing or complete halt to production as well as expanding costs which we may or may not be able to pass on to our customers.

      In October of 2003, the Company was awarded a $1.2 million grant from the State of Ohio's Third Frontier Action Fund. The Company has teamed with Lithchem Inc. to produce raw materials for the Company's Lithium Thin Film Battery sputtering target manufacturing process. The funds are being used to procure capital equipment required to commercialize the manufacturing process and also for Lithchem's process to produce raw materials for target manufacturing. In addition, three manufacturers of Lithium Thin Film Batteries have agreed to participate in the program and will provide testing and manufacturing qualification evaluations of targets produced using the commercial scale processes developed during the grant period. The term of the grant is two years and both the

Company and Lithchem is expected to have installed and qualified commercial scale manufacturing facilities by the end of the term. The Company has received and installed its equipment funded by this grant.

INTELLECTUAL PROPERTY

      The Company has received a patent for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method from the United States Patent and Trademark Office. The Company has also received a patent for a new process to join two individual strongly linked super-conductors utilizing a melt processing technique.

      In the future, the Company may submit additional patent applications covering various applications, which have been developed by the Company. Because U.S. patent applications are maintained in secret until patents are issued, and because publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company may not be the first creator of inventions covered by issued patents or pending patent applications or the first to file patent applications for such inventions. Additionally, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed.

      The Company relies on a combination of patent and trademark law, license agreements, internal procedures and nondisclosure agreements to protect our intellectual property. Unfortunately, these may be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our products may be produced or sold do not protect our intellectual property rights to the same extent as the laws of the United States.

EMPLOYEES

      The Company had 20 full-time employees as of December 31, 2004. Of these employees one held a PhD in Material Science. The Company has never experienced work stoppage and considers its relations with employees to be good. The employees do not have a bargaining unit.

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

COLLECTIONS AND WRITE-OFFS

      The Company collected its receivables in an average of 34 days in 2004. The Company has occasionally been forced to write-off a few small invoices as uncollectible. The Company considers credit management critical to its success.

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

WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES IN THE PAST AND MAY CONTINUE TO DO SO IN THE FUTURE.

      We commenced business in May of 1987. Our accumulated deficit since inception was $7,828,135 at December 31, 2004.

      We have financed the losses primarily from: (i) several private offerings of debt and equity securities; (ii) additional investments and loans by our major shareholders; (iii) a private offering of common stock and warrants to purchase common stock in October 2000; and (iv) a private offering of common stock and warrants to purchase common stock in 2004. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations.

WE HAVE LIMITED MARKETING AND SALES CAPABILITIES.

      To successfully market our products, we must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services. Our failure to develop these capabilities or obtain third-party agreements could adversely affect us. We hired a full time sales manager effective January 1, 2004.

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

WE MAY NEED TO SEEK ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY REDUCE THE VALUE OF OUR COMMON STOCK.

      The Company has incurred substantial operating losses through 2004, which could require that the Company seek additional capital in the future. There is no assurance that new capital will be available or that it will be available on terms that will not result in substantial dilution or reduction in value of the Company's common stock. Additional capital may be needed in order to continue the Company's operations.

OUR COMPETITORS HAVE FAR GREATER FINANCIAL AND OTHER RESOURCES THAN WE HAVE.

      The market for Thin Film Materials is a substantial market with significant competition in both ceramic and metal materials. While we believe that our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as a division of Praxair's Surface Science Technology group as well as Johnson Matthey, Williams International and Cerac, all of which have more resources than we have.

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

RIGHTS WE HAVE TO PATENTS AND PENDING PATENT APPLICATIONS MAY BE CHALLENGED.

      We have received from the United States Patent and Trademark Office a patent for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method, and have also received a patent for a process to join two individual strongly linked super-conductors utilizing a melt processing technique. In the future, we may submit additional patent applications covering various applications. The patent application we filed and patent applications that we may file in the future may not result in patents being issued, and any patents issued may not afford meaningful protection against competitors with similar technology, and may be challenged by third parties. Because U.S. patent applications are maintained in secret until patents are issued, and because publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, we may not be the first creator of inventions covered by issued patents or pending patent applications or the first to file patent applications for such inventions. Moreover, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial costs. Litigation may also be necessary to enforce any patents held by or issued to us or to determine the scope and validity of others' proprietary rights, which could result in substantial costs.

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

      Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices. In September 2001, our stock began trading on The Over the Counter Bulletin Board ("OTC Bulletin Board"). Nevertheless, our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchases of our common stock at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on a major stock exchange, such as The New York Stock Exchange or The Nasdaq National Market.

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

OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE ADDITIONAL SHARES OF STOCK.

      We are authorized to issue up to 15,000,000 shares of common stock, which may be issued by our board of directors for such consideration as they may consider sufficient without seeking shareholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current shareholders.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

      The Company's current office and manufacturing facilities are located at 2839 Charter Street, Columbus, Ohio, where it occupies approximately 32,000 square feet. The Company moved its operations into this facility in March 2004. The Company's lease on the property expires on August 16, 2014.

      The Company is current on all operating lease liabilities.

ITEM 3.   LEGAL PROCEEDINGS.

      On October 29, 2004 a complaint was filed in the Franklin County Court of Common Pleas against the Company by Mr. Cavin Carmell, dba University Area Rentals ("University Area Rentals"). The complaint alleges that the Company left its former leased premises in disrepair and violated the terms of its lease. The case is in the early stages of discovery and trial is set for October 2005. Based upon the informal discovery provided by University Area Rentals, an estimate of damages claimed is between $50,000 and $100,000. The Company intends to vigorously defend itself against the claim.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

      The Company's common stock currently trades on the OTC Bulletin Board under the symbol "SCCI.OB." The following table sets forth for the periods indicated the high and low bid quotations for the Company's common stock.

                                                    HIGH       LOW
                                                    -----     -----
FISCAL 2003

           Quarter Ended March 31, 2003             $1.00     $0.30

           Quarter Ended June 30, 2003               1.20      0.40

           Quarter Ended September 30, 2003          1.50      0.40

           Quarter Ended December 31, 2003           3.85      1.10

FISCAL 2004

           Quarter Ended March 31, 2004              4.05      2.30

           Quarter Ended June 30, 2004               3.00      2.30

           Quarter Ended September 30, 2004          2.90      2.43

           Quarter Ended December 31, 2004           2.90      2.40

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

HOLDERS OF RECORD

      As of December 31, 2004, there were approximately 391 holders of record of the common stock of the Company and 2,439,360 shares outstanding. There were approximately 43 holders of Series B Preferred and as of December 31, 2004 there were 25,185 shares outstanding.

DIVIDENDS

      The Company has never paid cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future. The Company intends to retain future earnings for use in the business.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

      Superconductive Components, Inc. ("SCI" or the "Company"), an Ohio corporation, was incorporated in 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive ("HTS") materials. The Company presents itself to the market as SCI Engineered Materials, an operating unit of Superconductive Components, Inc. The Company controls the manufacturing process and measures performance in terms of sales, in two categories - Ceramics and Metals. The Company views its business as supplying ceramic and metal materials to a variety of industrial applications including: HTS, Photonics/Optical, and Thin Film Batteries. The production and sale of High Temperature Superconducting (HTS) materials was the initial focus of the Company's operations and these materials continue to be a significant part of the Company's development efforts. Photonics/Optical currently represents the Company's largest market for its materials. Thin Film Battery materials is a developing market where manufacturers of batteries use these materials to produce very small power supplies, with small quantities of stored energy.

Executive Summary

      For the year ended December 31, 2004, the Company incurred a net loss of $1,099,822. During 2004 the Company relocated its manufacturing to a new, modern facility. During this relocation the Company had significant down time. The Company was quoting long lead times prior to, during and shortly after the move. These long lead times contributed to a reduction in orders. The Company's shipments are expected to increase in 2005, as the Company is able to provide product with more reasonable lead times. The Company also expects gross margins to improve as sales grow. In addition, increased sales to the thin film battery market are expected to improve the Company's overall gross margin over time. The thin film battery market is poised for significant growth beginning in late-2005.

Results of Operations

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-KSB for the year ended December 31, 2004 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit to our Company. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Fiscal Year 2004 As Compared to Fiscal Year 2003

      Revenues

      Revenues in fiscal 2004 decreased by 4.2% to $2,172,864 from the fiscal 2003 level of $2,268,488.

      Product sales decreased to $1,915,732 in 2004 from $2,021,653 in 2003 or a decrease of 5.2%. Two factors contributed to the down turn in revenue. During 2004 the Company relocated its manufacturing to a new space. During this relocation the Company had significant down time in its ceramics manufacturing area. The Company was quoting long lead times prior to, during and shortly after the move. These long lead times contributed to a reduction in orders. A second factor contributing to the down turn in orders was the Company's intentional withdrawal from low margin products. During 2004, the Company increased prices in several of these formulations. Management believes that shipments are expected to increase in 2005, as the Company is able to provide product with more reasonable lead times.

      In 2004, total contract research revenues were $257,132 as compared to $246,835 in 2003. Government development contract revenue was $239,448, or 11.0% of total revenues in 2004 and $169,371 or 7.5% of total revenues in 2003. The increase is due to a Phase II SBIR grant from the Department of Energy that began in 2003. The Department of Energy was the Company's largest contract customer in 2004 and 2003, accounting for 11.0% and 7.5% of the Company's revenues, respectively. Significant loss of government funding would have a material adverse effect on the Company's financial condition and results of operations.

      During 2003 the Company was awarded a Phase II Small Business Innovation Research grant for $523,612 from the Department of Energy. This award was to develop an advanced method to manufacture continuous reacted lengths of High Tc
Superconductor: Bismuth Strontium Calcium Copper Oxide - 2212 Wire. This contract generated $239,448 and $124,925 in revenues in 2004 and 2003, respectively.

      The Company was awarded a $100,000 Phase I SBIR from the Department of Energy in 2002. This grant was completed during 2003. This contract generated $0 and $44,445 in revenues in 2004 and 2003, respectively. This award was for the development of processes to tailor the particle size distribution of ceramic superconductor powders to improve the manufacturing of ceramic superconductor wire.

      The Company became a member of a team led by Oxford Instruments Superconducting Technology, which was awarded a grant from the Department of Energy Superconductivity Partnership Initiative (SPI) Program. This program recognized $17,684 and $77,464 in revenues in 2004 and 2003, respectively. A member of the team determined that the technology is not as suitable for the future Magnetic Resonance Imaging market segment as originally projected in 2001. As a result in 2004, this member withdrew from the program. Due to the unexpected change in market potential the Company also removed itself from this SPI.

      Gross Margin

      Total gross margin in 2004 was $226,372 or 10.4% of total revenue as compared to $302,656 or 13.3% in 2003. The primary reason for the reduction is the decrease in sales. The decrease in sales is a result of the Company's move to a new facility in 2004, which caused significant down time in its ceramics manufacturing area. Included in 2003 was an inventory write-down of $133,015. This included a write-down of $64,537 due to the lower of cost or market.

      Gross margin on product revenue was 12.5% in 2004 versus 17.0% in 2003, primarily due to a decrease in product sales. The lower volume through manufacturing caused by the factory relocation had a negative impact on the absorption of manufacturing overhead which led to lower gross margins. Gross margin on contract research revenue was -5.3% for 2004 compared to 37.5% in 2003. The decrease in gross margin on contract research revenue was due to the acquisition of equipment that was partially funded by a research contract in 2003.

      Gross margins on the Company's products vary widely and are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales grow. The company expects improved volume during 2005 as the efforts of the Sales Manager added in early 2004 lead to new sales opportunities at new customers. This added volume is expected to improve manufacturing overhead absorption yielding improved gross margins. In addition, increased sales to the thin film battery market in 2005 are expected improve the gross margin mix, leading to improved gross margins.

      Inventory reserves are established for obsolete inventory, excess inventory quantities based on management's estimate of net realizable value and for lower-of-cost or market. Changes in this reserve are expensed or reduce inventory and approximated $28,923 (decrease) and $18,330 (increase) for the years ended December 31, 2004, and 2003, respectively. Management deems the inventory reserve, after its assessment of obsolete inventory, at December 31, 2004, of $115,530 to be adequate for excess inventory and a lower of cost-or-market analysis. The decrease in the reserve for 2004 is a result of the reduction of a portion of obsolete inventory sold at reduced prices.

      Selling Expense

      Selling expense in fiscal 2004 increased to $236,235 from $214,691 in fiscal 2003, an increase of $21,544, or 10.0%. This increase was due to the hiring of a sales manager in 2004.

General and Administrative Expense

      General and Administrative expense in fiscal 2004 increased to $884,000, from $778,758 in fiscal 2003, an increase of $105,242, or 13.5%. The increase in these costs was due primarily to the relocation of the Company's facility in 2004, of which $80,863 was expensed for this purpose. Rent expense increased from $66,594 to $133,424, or 100.4% due to the relocation. Also, non-employee stock warrants were granted as compensation for consulting services, for which $26,690 was expensed in 2004.

      Research and Development Expenses

      Internal research and development costs are expensed as incurred. Research and development costs for 2004 were $30,862 compared to $93,096 in 2003, a decrease of 66.8%. Internal research and development costs decreased due to the Department of Energy's SBIR Phase II revenue that helped offset expenses.

Interest Expense

      Interest expense was $28,877, or 1.3% of Company revenues in fiscal 2004, down 15.1% from $34,003 in fiscal 2003. Interest expense includes $22,407 for related party interest expense.

LOSS APPLICABLE TO COMMON SHARES

      Net loss per common share based on the loss applicable to common shares was $0.51 and $0.41 per common share for the years ended December 31, 2004 and 2003, respectively. The loss applicable to common shares includes the net loss from operations, Series B preferred stock dividends and the accretion of Series B preferred stock and the cumulative effect of the change in accounting for the year ended December 31, 2003. The net loss per common share from operations was $0.50 and $0.39, for the years ended December 31, 2004 and 2003, respectively. The difference between the net loss from operations and the loss applicable to common shares of $(0.01) and $(0.02), respectively, is a result of the preferred position that the preferred shareholders have in comparison to the common shareholders.

      Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock totaled $50,370 and $25,185 at December 31, 2004 and 2003, respectively.

LIQUIDITY AND WORKING CAPITAL

      At December 31, 2004, working capital was $(282,782) compared to $171,883 at December 31, 2003. The Company utilized cash from operations for the year ended December 31, 2004, of $413,516. The Company utilized cash from operations for the year ended December 31, 2003, of $190,561. Significant non-cash items, including depreciation, inventory reserve on excess and obsolete inventory, warrants issued from consulting and debt, debt conversion expense, allowance for doubtful accounts and the cumulative effect of the change in accounting, were approximately $371,000 and $256,000 for the years ended December 31, 2004 and 2003, respectively. Overall, accounts payable and accrued expenses increased in excess of accounts receivable, inventory, and prepaids by approximately $314,000 as a result of an increase in accrued contract expenses and deferred contract revenue. Accounts receivable, inventory, and prepaids decreased by approximately $265,000 while there was an increase in accounts payable and accrued expenses by approximately $23,000 for the year ended December 31, 2003.

      For investing activities, the Company used cash of approximately $436,000 and $151,000 for the years ended December 31, 2004, and 2003, respectively. The amounts invested in 2004 and 2003 were used to purchase machinery and equipment for increased production capacity, new product lines and for leasehold improvements for the new facility. Proceeds on sale of equipment totaled $1,602 and $6,157 for the years ended December 31, 2004 and 2003, respectively.

      For financing activities for the year ended December 31, 2004, the Company provided cash of approximately $773,000. Cash payments to third parties for debt and capital lease obligations approximated $38,000. Proceeds from notes payable from shareholders totaled $250,000. Principal payments on notes payable to shareholders totaled $150,000. Proceeds from exercise of common stock options were $3,500. Net proceeds from sale of common stock were approximately $707,000.

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

      In November of 2004 a director agreed to loan the Company up to $200,000 for working capital, which may be drawn by the Company in increments of $50,000. The loan is repayable on November 1, 2005, and may be repaid earlier without prepayment penalty upon 15 days prior written notice. The interest rate is Huntington National Bank's prime rate plus two percentage points and interest will accrue and compound monthly. The loan is secured by the Company's assets. The director will receive 5,000 warrants to purchase the Company's common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009, for each $50,000 increment drawn on the loan. The director has the option to convert the loan balance (principal and accrued and unpaid interest) to equity at any time before repayment, at the same price and terms as any equity financing of the Company equal to or in excess of $200,000. On November 3, 2004, $100,000 was drawn on the loan. On January 7, 2005, $50,000 was drawn on the loan. A total of $150,000 has been drawn on the loan. The Company expects to draw the remaining $50,000 during the first half of 2005 and continue to seek equity funding to fund operations in 2005.

      The Company completed two private financing transactions in 2003 including
(i) the issuance of convertible promissory notes in the aggregate amount of $600,000 and 122,000 warrants to purchase shares of common stock in exchange for $600,000 in cash and (ii) the redemption of the Company's entire $129,770 obligation on its Series A redeemable convertible preferred stock in exchange for convertible promissory notes in the aggregate amount of $129,770, which represented the face amount of the preferred stock plus accrued and unpaid dividends and interest, and 26,302 warrants to purchase shares of common stock. Four present shareholders invested the $600,000 of new money in the Company. $500,000 in cash and the redemption of the Series A redeemable preferred stock was received and recorded on June 30, 2003. $100,000 in cash was received and recorded on July 1, 2003. The Company used $100,000 of the note proceeds to pay off its bank line of credit which terminated on June 30, 2003, and the remainder to finance its move to the new facility and general corporate purposes.

      Prior to June 30, 2004, the Company completed equity financing of more than $500,000, thereby requiring the principal and accrued interest on the convertible promissory notes totaling $754,846 to convert to equity. Pursuant to the terms of the promissory notes, the promissory notes converted to common stock, without par value, at a rate of $2.40 per share, and entitled the holders of the promissory notes to receive 62,900 warrants under the same terms as provided in the 2004 equity financing.

INFLATION

      The Company believes that there has not been a significant impact from inflation on the Company's operations during the past three fiscal years.

FUTURE OPERATING RESULTS

      During 2004, the Company used cash to purchase production equipment. The Company relocated its operations to a new facility in March of 2004. The relocation will provide the Company with the space to expand its production facilities and improve productivity.

      The Company plans to place some of its larger purchase commitments on an annualized basis for raw materials that can be purchased in larger quantities at reduced prices. In general, the Company attempts to limit inventory price increases by making an annual commitment, and drawing the material either as required, or on a monthly or quarterly basis. Such annual commitments may reach $500,000 in 2005 and greater in 2006 depending on sales volume increases. The terms of payment for such commitments are worked out with the vendor on a case-by-case basis, but in all cases are cancelable at the Company's discretion without penalty to the Company. The Company has purchased manufacturing equipment from the funds received from the State of Ohio Third Frontier Grant which totals approximately $518,000.

      While the Company has approximately $47,000 of non-restricted cash on hand at year-end and received additional debt financing of $50,000 subsequent to year-end, these funds are required to fund operations in first quarter 2005. Management is investigating additional equity funding from several sources to fund its operations for 2005. The Company also plans to raise equity capital in 2005 to fund a portion of its planned growth.

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

ITEM 7.   FINANCIAL STATEMENTS

      Our balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2004 and 2003, together with the independent certified public accountants' report thereon appear on Pages F-1 through F-24 hereof.

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

ITEM 8B.  OTHER INFORMATION

      None.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT.

      The information required by this item is included under the captions, "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our proxy statement relating to our 2005 Annual Meeting of Shareholders to be held on June 10, 2005, and is incorporated herein by reference.

      The Company has a Business Conduct Policy applicable to all employees of the Company. Additionally, the Chief Executive Officer ("CEO") and all senior financial officers, including the principal financial officer, the principal accounting officer or controller, or any person performing a similar function (collectively, the "Senior Financial Officers") are bound by the provisions of the newly adopted code of ethics relating to ethical conduct, conflicts of interest, and compliance with the law. The code of ethics is posted on the Company's website at http://www.sciengineeredmaterials.com/cg/ethicscode.htm.

      The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, waiver of, any provision of this code of ethics by posting such information on our website at the address and location specified above.

ITEM 10.  EXECUTIVE COMPENSATION.

      The information required by this item is included under the caption "EXECUTIVE COMPENSATION" in our proxy statement relating to our 2005 Annual Meeting of Shareholders to be held on June 10, 2005 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information required by this item is included under the captions "OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS," and "OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS" in our proxy statement relating to our 2005 Annual Meeting of Shareholders to be held on June 10, 2005 and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in our proxy statement relating to our 2005 Annual Meeting of Shareholders to be held on June 10, 2005 and is incorporated herein by reference.

ITEM 13.   EXHIBITS.

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

10(e)       *    1995 Stock Option Plan.

10(f)       **   License Agreement with Sandia Corporation
                 dated February 26, 1996.

10(g)       **   Nonexclusive License with The University of
                 Chicago (as Operator of Argonne National
                 Laboratory) dated October 12, 1995.

10(h)       **   Nonexclusive License with The University of
                 Chicago (as Operator of Argonne National
                 Laboratory) dated October 12, 1995.

10(i)       ***  Letter Agreement with Oxford Superconducting
                 Technology dated October 23, 2002.

10(j)       ***  Department of Energy Award dated July 29,
                 2002.

10(k)       +    Department of Energy Award dated January 17,
                 2003.

10(l)       +    Department of Energy Award dated June 24, 2003.

10(m)       +    Department of Energy Award dated September 29,
                 2003.

10(n)       ***  Ohio Department of Development Third Frontier Action Fund
                 Award dated February 20, 2004.

10(o)       ++   Revolving Promissory Note dated November 3,
                 2004 by and between the Company and Mr. Robert H. Peitz

23               Consent of Hausser & Taylor LLC.

24               Powers of Attorney.

31.1             Rule 13a-14(a) Certification of Principal Executive Officer.

31.2             Rule 13a-14(a) Certification of Principal Financial Officer.

32.1        +++  Section 1350 Certification of Principal Executive Officer.

32.2        +++  Section 1350 Certification of Principal Financial Officer.

-----------------

* Filed with the Company's initial Form 10-SB on September 28, 2000, and incorporated herein by reference.

** Filed with the Company's Form 10-SB Amendment No. 1 on January 3, 2001, and incorporated herein by reference.

*** Filed with Company's Form 10-KSB on March 28, 2003 and incorporated herein by reference.

+ Filed with Company's Form 10-QSB on November 12, 2003 and incorporated herein by reference.

++ Filed with Company's Form 8-K on November 9, 2004 and incorporated herein by reference.

+++ Furnished with this Annual Report on Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is included under the caption "PRINCIPAL ACCOUNTANT FEES AND SERVICES" in our proxy statement relating to our 2005 Annual Meeting of Shareholders to be held on June 10, 2005 and is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SUPERCONDUCTIVE COMPONENTS, INC.

Date: March 30, 2005                          By: /s/ Daniel Rooney
                                                  ------------------------------
                                              Daniel Rooney, Chairman of the
                                              Board of Directors, President
                                              and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2005.

                Signature                          Title
/s/ Daniel Rooney                         Chairman of the Board of
------------------------------------      Directors, President,
                                          and Chief Executive Officer
                                          (principal executive officer)

 Gerald S. Blaskie*                       Chief Financial Officer
 -----------------------------------      (principal financial officer
 Gerald S. Blaskie                        and principal accounting
                                          officer)

 Robert J. Baker*                         Director
 -----------------------------------
 Robert J. Baker

 Edward W. Ungar*                         Director
 -----------------------------------
 Edward W. Ungar

 Robert H. Peitz*                         Director
 -----------------------------------
 Robert H. Peitz

                                          Director
 -----------------------------------
 Walter J. Doyle

*By: /s/ Daniel Rooney
     -------------------------------
     Daniel Rooney, Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS


                                                                   Page
                                                                  ------
Report of Independent Registered Public Accounting Firm              F-1

Balance Sheet                                                      F-2-3

Statements of Operations                                             F-4

Statements of Shareholders' Equity                                   F-5

Statements of Cash Flows                                           F-6-7

Notes to Financial Statements                                     F-8-24

To the Board of Directors and Shareholders
Superconductive Components, Inc.
Columbus, Ohio

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      We have audited the accompanying balance sheet of Superconductive Components, Inc. as of December 31, 2004, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superconductive Components, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has experienced recurring losses from operations, negative cash flow from operations and liquidity shortfall all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/ HAUSSER + TAYLOR LLC
Columbus, Ohio
February 23, 2005

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2004

                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    47,095
  Cash, restricted for equipment                                       142,968
  Accounts Receivable
    Trade, less allowance for doubtful accounts of $33,176             167,394
    Employees                                                              100
 Inventories                                                           535,171
 Prepaid expenses                                                       12,626
                                                                   -----------
       Total current assets                                            905,354
                                                                   -----------
PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                            2,143,791
  Furniture and fixtures                                                22,586
  Leasehold improvements                                               280,791
  Construction In Process                                               52,048
                                                                   -----------
                                                                     2,499,216
  Less accumulated depreciation                                     (1,641,356)
                                                                   -----------
                                                                       857,860
                                                                   -----------
OTHER ASSETS
  Deposits                                                               8,755
  Intangibles                                                           37,070
                                                                   -----------
                                                                        45,825
                                                                   -----------
TOTAL ASSETS                                                       $ 1,809,039
                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2004

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Capital lease obligation, current portion                                     $    33,522
  Capital lease obligation, shareholder, current portion                             68,428
  Note payable shareholders, current portion                                        252,886
  Accounts payable                                                                  230,097
  Accounts payable, shareholders                                                      7,920
  Accrued contract expenses, restricted for equipment                               142,968
  Accrued contract expenses                                                         175,971
  Accrued personal property taxes                                                    47,671
  Accrued interest, shareholders                                                     31,891
  Deferred contract revenue                                                          83,739
  Accrued expenses                                                                  113,043
                                                                                -----------
        Total current liabilities                                                 1,188,136
                                                                                -----------
CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                                     38,935
                                                                                -----------

COMMITMENTS AND CONTINGENCIES                                                             -
                                                                                -----------

SHAREHOLDERS' EQUITY
  Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%;  25,185
      shares issued and outstanding                                                 309,776
  Common stock, no par value, authorized 15,000,000
     shares; 2,439,360 shares issued and outstanding                              7,541,653
  Additional paid-in capital                                                        558,674
  Accumulated deficit                                                            (7,828,135)
                                                                                -----------
                                                                                    581,968
                                                                                -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 1,809,039
                                                                                ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                             STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                      2004                 2003
                                                   -----------         ------------
SALES REVENUE                                      $ 1,915,732         $  2,021,653
CONTRACT RESEARCH REVENUE                              257,132              246,835
                                                   -----------         ------------
                                                     2,172,864            2,268,488
                                                   -----------         ------------

COST OF SALES REVENUE                                1,675,729            1,678,454
INVENTORY WRITE-DOWN                                         -              133,015
COST OF CONTRACT RESEARCH                              270,763              154,363
                                                   -----------         ------------
                                                     1,946,492            1,965,832
                                                   -----------         ------------

GROSS MARGIN                                           226,372              302,656

GENERAL AND ADMINISTRATIVE EXPENSES                    884,000              778,758

SALES AND PROMOTIONAL EXPENSES                         236,235              214,691
                                                   -----------         ------------

LOSS FROM OPERATIONS                                  (893,863)            (690,793)
                                                   -----------         ------------

OTHER INCOME (EXPENSE)
  Interest income                                        2,299                2,499
  Interest expense                                     (28,877)             (34,002)
  Debt conversion expense (note 6)                    (175,362)                   -
  Gain/(loss) on disposal of equipment                  (2,140)               6,157
  Miscellaneous, net                                    (1,879)              11,149
                                                   -----------         ------------
                                                      (205,959)             (14,197)
                                                   -----------         ------------

LOSS BEFORE PROVISION FOR INCOME TAX                (1,099,822)            (704,990)

INCOME TAX EXPENSE                                           -                    -
                                                   -----------         ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING                               (1,099,822)            (704,990)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING                   -             (15,886)
                                                   -----------         ------------

NET LOSS                                            (1,099,822)            (720,876)

DIVIDENDS ON PREFERRED STOCK                           (25,185)             (25,185)
                                                   -----------         ------------

LOSS APPLICABLE TO COMMON SHARES                   $(1,125,007)        $   (746,061)
                                                   ===========         ============

EARNINGS PER SHARE - BASIC AND DILUTED
 (Note 2)

NET LOSS PER COMMON SHARE BEFORE CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING
  Basic                                            $     (0.50)        $      (0.39)
                                                   ===========         ============
  Diluted                                          $     (0.50)        $      (0.39)
                                                   ===========         ============

NET LOSS PER COMMON SHARE AFTER CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING

  Basic                                            $     (0.51)        $      (0.41)
                                                   ===========         ============
  Diluted                                          $     (0.51)        $      (0.41)
                                                   ===========         ============

WEIGHTED AVERAGE SHARES OUTSTANDING

  Basic                                              2,212,884            1,823,256
                                                   ===========         ============
  Diluted                                            2,212,884            1,823,256
                                                   ===========         ============

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                CONVERTIBLE                 ADDITIONAL
                                                              PREFERRED STOCK,    COMMON      PAID-IN    ACCUMULATED
                                                                  SERIES B        STOCK       CAPITAL       DEFICIT      TOTAL
                                                              ----------------  ----------  ----------   -----------   ------------
Balance 12/31/02                                              $        259,406  $6,378,216  $   85,078   $(6,007,437)  $    715,263

Accretion of cumulative dividends                                       25,185           -     (25,185)            -              -

Net loss                                                                     -           -           -      (720,876)      (720,876)
                                                              ----------------  ----------  ----------   -----------   ------------

BALANCE 12/31/03                                                       284,591   6,378,216      59,893    (6,728,313)        (5,613)
Accretion of cumulative dividends                                       25,185           -     (25,185)            -              -
Proceeds from exercise of common stock options                               -       3,500           -             -          3,500
Proceeds from sale of common stock (net) (Note 7)                            -     596,207     110,908             -        707,115
Conversion of debt to common stock (Note 7)                                  -     563,730     366,478             -        930,208
Common stock warrants issued with debt (Note 6)                              -           -      19,890             -         19,890
Common stock warrants issued for consulting services
(Note 7)                                                                     -           -      26,690             -         26,690
Net loss                                                                     -           -           -    (1,099,822)    (1,099,822)
                                                              ----------------  ----------  ----------   -----------   ------------
BALANCE 12/31/04                                              $        309,776  $7,541,653  $  558,674   $(7,828,135)  $    581,968
                                                              ================  ==========  ==========   ===========   ============

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                    2004          2003
                                                                                -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $(1,099,822)    $(720,876)
                                                                                -----------     ---------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                                    199,283       212,031
    Amortization and accretion                                                        3,088         3,088
    Warrants issued for consulting and debt                                          30,005             -
    Debt conversion expense                                                         175,362             -
    Cumulative effect of a change in accounting                                           -        15,886
    (Gain) Loss on sale of equipment                                                  2,141        (6,157)
    Inventory reserve                                                               (28,923)       18,330
    Provision for doubtful accounts                                                  (8,176)        7,000
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                                         (32,638)      124,530
        Inventories                                                                  (5,716)      136,570
        Prepaid expenses                                                             17,572         3,736
        Other assets                                                                   (892)      (7,863)
      Increase (decrease) in liabilities:
        Accounts payable                                                              7,980      (107,576)
        Accrued expenses                                                            327,220       130,740
                                                                                -----------     ---------
          Total adjustments                                                         686,306       530,315
                                                                                -----------     ---------
              Net cash used in operating activities                                (413,516)     (190,561)
                                                                                -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on sale of equipment                                                       1,602         6,157
  Purchases of property and equipment                                              (437,820)     (157,419)
                                                                                -----------     ---------
              Net cash used in investing activities                                (436,218)     (151,262)
                                                                                -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable, shareholders                                          250,000       600,000
  Principal payments on notes payable, shareholders                                (150,000)            -
  Proceeds from exercise of common stock options                                      3,500             -
  Proceeds from sale of common stock (net)                                          707,115             -
  Principal payments on capital lease obligations                                   (37,758)      (40,144)
                                                                                -----------     ---------
              Net cash provided by financing activities                             772,857       559,856
                                                                                -----------     ---------

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                   2004         2003
                                                                                ----------   ---------
NET INCREASE  (DECREASE) IN CASH                                                   (76,877)    218,032

CASH - Beginning of period                                                         266,940      48,908
                                                                                ----------   ---------

CASH - End of period                                                            $  190,063   $ 266,940
                                                                                ==========   =========

SUPPLEMENTAL DISCLOSURES OF CASH  FLOW INFORMATION
  Cash paid during the years for:
    Interest, net                                                               $    6,749   $   7,295
    Income taxes                                                                $        -   $       -

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

  Property and equipment was purchased by capital lease                         $   46,494   $       -

  Note payable converted to equity                                              $  729,700   $       -

  Accrued interest converted to equity                                          $   25,491   $       -

  Machinery & Equipment and accrued asset retirement obligation                 $   12,330   $  30,236

  Series A Redeemable Convertible Preferred stock converted to
    Notes Payable, Shareholders                                                 $        -   $ 121,770

  Accrued interest converted to notes payable, shareholder                      $        -   $   7,585

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.     BUSINESS ORGANIZATION AND PURPOSE

            Superconductive Components, Inc. (the Company) is an Ohio corporation that was incorporated in May 1987. The Company was formed to develop, manufacture and sell materials using superconductive principles. Operations have since been expanded to include the manufacture and sale of non-superconductive materials. The Company's domestic and international customer base is primarily in the thin film battery, high temperature superconductor, photonics and optical coatings industries.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A. Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory and excess inventory quantities based on management's estimate of net realizable value. The inventory reserve decreased $28,923 during 2004 and increased $18,330 during 2003. The decrease in the reserve for 2004 is a result of a portion of obsolete inventory sold at reduced prices.

            The Company enters into cancelable purchase commitment arrangements with some suppliers. Estimated purchase commitments to these suppliers approximate $221,000 at December 31, 2004. The Company can cancel these commitments at the Company's discretion without penalty.

      B. Property and Equipment - Property and equipment are carried at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the assets for financial reporting purposes and allowable accelerated methods for tax purposes. Useful lives range from ten years on certain furniture and fixtures and leasehold improvements to three years on computer equipment. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

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

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      C. Research and Development - Internal research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2004 and 2003 were $30,862 and $93,096, respectively.

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

            During 2004 and 2003, the Company earned $257,132 and $246,835, respectively, in contract revenue. There is deferred revenue of $83,739 at December 31, 2004.

            During 2003 the Company was awarded a twenty-four month contract in the amount of $523,612 that began June 27, 2003.

      D. Equipment - The Company received funds of $517,935 from the Ohio Department of Development's Third Frontier Action Fund (TFAF) for the purpose of equipment related to the grant's purpose. Additionally, the Company received $27,500 as part of its contract with the Department of Energy for the purchase of equipment related to the contract's purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company's financial statements. As assets are purchased, the liability initially created when the cash was received is reduced with no revenue recognized or fixed asset recorded on the balance sheet. At, December 31, 2004, the Company has disbursed $374,967 of the funds received from TFAF. Funds received and not disbursed totaling $142,968 is included in current liabilities at December 31, 2004. The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the grant/contract.

      E. Licenses - The Company has secured licenses to produce various superconductive materials for periods up to the expiration of the applicable patents. The license fees, included in "Other Assets" on the balance sheet, are being amortized over the expected life of the agreement or applicable patent, which is seventeen years. Cost and accumulated amortization of licenses at December 31, 2004 are $21,000 and $11,454, respectively. Amortization expense was $1,259 for the years ended December 31, 2004 and 2003. Amortization expense is estimated to be $1,259 for each of the next five years.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      F. Patent - The Company has secured patents for manufacturing processes used in its operations. Costs incurred to secure the patents have been capitalized, included in "Other Assets" on the balance sheet, and are being amortized over the life of the patents. Cost and accumulated amortization of the patent at December 31, 2004 are $36,473 and $8,948, respectively. Amortization expense was $1,830 and $1,830 for the years ended December 31, 2004 and December 31, 2003, respectively. Amortization expense is estimated to be $1,830 for each of the next five years.

      G. Income Taxes - Income taxes are provided for by utilizing the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets are recognized for net operating loss carryforwards, reduced by a valuation allowance which is established when "it is more likely than not" that some portion or all of the deferred tax assets will not be recognized.

      H. Stock Based Compensation - The Company utilizes the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" which utilized a fair value based method. The Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", utilized a fair value based method. The FASB requires disclosure for new employee stock options of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method. For stock based compensation other than employees, the Company utilizes the fair value method as provided for in FASB #123.

            The Company's pro forma information for the years ended December 31, 2004 and 2003 in accordance with the provisions of FASB #123 is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following table compares 2004 and 2003 results as reported to the results had the Company adopted the expense recognition provisions of FASB #123.

                                                          2004           2003
                                                       -----------     ---------
Net loss applicable to
 common shares:
  As reported                                          $(1,125,007)    $(746,061)
  Stock-based compensation, net of
     Tax for pro forma                                      (6,237)       (4,983)
                                                       -----------     ---------
  Pro forma net loss under SFAS #123                   $(1,131,244)    $(751,044)

Basic and diluted loss per share:
  As reported                                          $     (0.51)    $   (0.41)
  Pro forma under SFAS #123                                  (0.51)    $   (0.41)

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            For the years ended December 31, 2004 and 2003, there was no stock-based employee compensation cost included in the determination of net loss as reported.

      I. Income (Loss) Per Common Share - Income (loss) per common share amounts are based on the weighted average number of shares outstanding. Due to the net loss in 2004 and 2003, the assumed conversion of preferred stock and exercise of stock options and warrants are anti-dilutive and have not been considered in the calculation of per share amounts.

      J. Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash. No such investments were purchased.

      K. Concentrations of Credit Risk - The Company's cash balances, which are at times in excess of federally insured levels, are maintained at a large regional bank, and are continually monitored to minimize the risk of loss. The Company grants credit to its customers, who are varied in terms of size, geographic location and financial strength. Customer balances are continually monitored to minimize the risk of loss.

            The Company had one major customer in 2004 and 2003, which accounted for approximately $243,000 and $428,000, respectively, of the total revenue and $10,000 of the trade accounts receivable at December 31, 2004.

      L. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      M. Fair Value - The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see Note
            12).

      N. Revenue Recognition - Revenue from product sales is recognized upon shipment to customers. Provisions for discounts, returns and other adjustments are provided for in the same period as the related sales are recorded. Deferred revenues represents cash received in advance of the contract revenues earned. Revenue from contract research provided for third parties is recognized when the contracted work has been performed or as milestone results have been achieved.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      O. Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due, which amounted to $0 and $0 of net receivables for the years ended December 31, 2004 and 2003, respectively are considered delinquent. The Company does not charge interest on delinquent trade accounts receivable. Accounts greater than one year past due, which amount to $0 and $0 of net receivables for the years ended December 31, 2004 and 2003 are placed on non-accrual status. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

            Management estimates an allowance for doubtful accounts, which were $33,176 and $25,000 as of December 31, 2004 and 2003, respectively. The estimate is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. Bad debt expense of $26,498 and $0 was recognized for the years ended December 31, 2004 and 2003, respectively as a result of this estimate. Specific accounts are charged directly to the reserve when management obtains evidence of a customer's insolvency or otherwise determines that the account is uncollectible. Charge-offs of specific accounts for the years ended December 31, 2004 and 2003 totaled $18,000 and $35,000 respectively. $6,000 in
            2004 was for a former employee and $35,000 in 2003 was for a related party.

      P. Intangible Assets - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires certain intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. There were no impairment adjustments for the years ended December 31, 2004 and 2003.

      Q. Recently Issued Accounting Standards - In December 2004, the FASB issued SFAS No. 123 (Revised), Shared Based Payment. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation costs will be recognized over the vesting period of the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of SFAS No. 123 is to record the additional compensation expenses on the financial statements that is currently disclosed in Note 2H.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.     INVENTORIES

            Inventories consist of the following at December 31, 2004:

Raw materials                                      $ 340,148
Work-in-process                                      142,390
Finished goods                                       168,163
                                                   ---------
                                                     650,701
Less reserve for obsolete inventory                  115,530
                                                   ---------
                                                   $ 535,171
                                                   =========

NOTE 4.     NOTES PAYABLE - BANK

            The Company had a bank line of credit in the amount of $100,000, interest at prime. This line of credit matured June 30, 2003 and was not renewed.

NOTE 5.     LEASE OBLIGATIONS

            OPERATING

            The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring through 2014. Rent expense which includes various monthly rentals for the years ended December 31, 2004 and 2003, totaled $138,910 and $73,438, respectively. Future minimum lease payments at December 31, 2004 are as follows:

     2005             $100,575
     2006              100,330
     2007               94,362
     2008               94,362
     2009              106,635
2010 and beyond        501,886
                      --------
                      $998,150
                      ========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.     LEASE OBLIGATIONS (CONTINUED)

            CAPITAL

            The Company also leases certain equipment under capital leases including the lease with a major shareholder entered into in 2001. The future minimum lease payments, by year, with the present value of such payments, as of December 31, 2004 is as follows:

                                                   RELATED
                                                    PARTY      OTHER
                                                   -------    -------
2005                                               $75,790    $37,485
2006                                                     -     23,375
2007                                                     -      9,288
2008                                                     -      7,555
2009                                                     -      5,037
                                                     -----    -------
Total minimum lease payments                        75,790     82,740
Less amount representing interest                    7,362     10,284
                                                   -------    -------
Present value of minimum lease payments             68,428     72,456
Less current portion                                68,428     33,522
                                                   -------    -------
Long-term capital lease obligations                $     -    $38,934
                                                   =======    =======

            The equipment under capital lease at December 31, 2004 is included in the accompanying balance sheet under the following captions:

                                                   RELATED
                                                    PARTY      OTHER
                                                   -------    -------
Machinery and equipment                            $68,428    $144,406
Less accumulated depreciation                       34,214      53,038
                                                   -------    --------
Net book value                                     $34,214    $ 91,368
                                                   =======    ========

            These assets are amortized over three to seven years using the straight-line method and amortization is included in depreciation expense.

            Amortization expense totaled $18,070 and $13,987 for the years ended December 31, 2004 and 2003, respectively.

NOTE 6.     RELATED PARTY NOTES PAYABLE

            Effective December 31, 2000, the Company converted accounts payable and accrued interest payable to a certain major shareholder totaling $132,270 to a note payable shareholder. The same shareholder converted $50,000 of accounts payable in March 2002 to the note payable. The note provides for monthly payments of principal of $2,000 per month for the period of February 1, 2001 through December 1, 2002 and, thereafter, in monthly installments of $4,000 for principal until the entire outstanding balance is paid

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6.     RELATED PARTY NOTES PAYABLE (CONTINUED)

            in full. The balance of the note was $168,270 at December 31, 2004. There was $4,000 paid in 2001 and there were no principal payments made on this note after 2001. Interest is based upon the Prime Commercial Rate. Prime was 5.25% and 4.00% at December 31, 2004, and 2003, respectively. Interest expense on this note charged to operations was $5,143 and $6,456 for the years ended December 31, 2004 and 2003, respectively.

            The Company completed two private financing transactions in 2003 including (i) the issuance of convertible promissory notes in the aggregate amount of $600,000 and 122,000 warrants to purchase shares of common stock in exchange for $600,000 in cash and (ii) the redemption of the Company's entire $129,770 obligation on its Series A redeemable convertible preferred stock in exchange for convertible promissory notes in the aggregate amount of $129,770, which represented the face amount of the preferred stock plus accrued and unpaid dividends and interest, and 26,302 warrants to purchase shares of common stock. Four present shareholders invested the $600,000 of new money in the Company. $500,000 in cash and the redemption of the Series A redeemable preferred stock was received and recorded on June 30, 2003. $100,000 in cash was received and recorded on July 1, 2003. The Company used $100,000 of the note proceeds to pay off its bank line of credit which terminated on June 30, 2003, and the remainder to finance its move to the new facility and general corporate purposes.

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

            In November of 2004 a director agreed to loan the Company up to $200,000 for working capital, which may be drawn by the Company in increments of $50,000. The loan is repayable on November 1, 2005, and may be repaid earlier without prepayment penalty upon 15 days prior written notice. The interest rate is Huntington National Bank's prime rate plus two percentage points and interest will accrue and compound monthly. The loan is secured by the Company's assets and is perfected by the filing of a UCC-1 financing statement. The director will receive 5,000 warrants to purchase the Company's common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009, for each $50,000 increment drawn on the loan. The director has the option to convert the loan balance (principal and accrued and unpaid interest) to equity at any time before repayment, at the same price and terms as any equity financing of the Company equal to or in excess of $200,000. On November 3, 2004, $100,000 was drawn on the loan. On January 7, 2005, an additional $50,000 was drawn on the loan. Due to the debt issued with common stock warrants, $19,860 was assigned to the warrants and allocated to additional paid-in capital. Accretion expense of $3,315 is included in interest expense in the Statement of Operations.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7.     COMMON AND PREFERRED STOCK

            COMMON STOCK

            During 2004 the Company raised $707,115 in net proceeds for the issuance of common stock through the sale of approximately 300 units. A unit consisted of 1,000 shares of the Company's common stock without par value and a warrant to purchase 200 shares of Common Stock at $2.88 per share until May 31, 2009. The units were offered to accredited investors at a price of $2,400 per unit. Of the net proceeds, the warrants were valued at $110,908, which was recorded as additional paid-in capital. 300,084 shares of common stock and 60,017 common stock warrants valued at $2.88 were issued for the sale of these units.

            The related party debt described in Note 6 had a conversion feature if the Company completed an equity financing of $500,000. With the above sale of units, debt and accrued interest totaling $754,846 was converted to equity during 2004. Pursuant to the terms of the promissory notes the promissory notes converted to common stock, without par value, at a rate of $2.40 per share and entitled the holders of the promissory notes to receive warrants under the same terms as provided in the 2004 private equity financing. With the change in terms of the debt when converted to equity, the Company recorded the debt conversion in accordance with SFAS #84 - "Induced Conversions of Convertible Debt" which required recognition of an expense equal to the fair value of the additional securities issued with conversion, which totaled $175,363. Of the total debt converted as repriced for the conversion, $563,730 was allocated to common stock and $366,478 was allocated to additional paid-in capital. 314,520 shares of common stock and 62,900 common stock warrants valued at $2.88 were issued for the debt and accrued interest.

            During 2004, 17,500 warrants valued at $2.88 were issued to a third party consultant for services rendered during the year. The warrants were valued at $35,586. Of the total value, $26,690 was allocated to additional paid-in capital for consulting services rendered during 2004 and $8,896 was netted against the proceeds raised in the sale of the units in 2004.

            During 2004, 1,500 stock options were exercised resulting in proceeds of $3,500. The exercise price for these options ranged from $2.00 to $2.50.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7.     COMMON AND PREFERRED STOCK (CONTINUED)

            PREFERRED STOCK

            Shares of preferred stock authorized and outstanding at December 31, 2004 are as follows:

                              SHARES      SHARES
                            AUTHORIZED  OUTSTANDING
                            ----------  -----------
Cumulative Preferred Stock   10,000           -

Voting Preferred Stock      125,000           -

Non-Voting Preferred Stock  125,000(a)   25,185(b)

            (a) Includes 700 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock authorized for issuance.

            (b) Includes 25,185 shares of Series B Preferred Stock outstanding at December 31, 2004.

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

            The Company redeemed the Series A preferred stock in 2003 (see note
            6). During 2004 and 2003, no Series B cash dividends were paid. At December 31, 2004 the Company has accrued dividends on Series B preferred stock of $50,370, which is included in convertible preferred stock, Series B on the balance sheet at December 31, 2004.

            EARNINGS PER SHARE

            At December 31, 2004 and 2003, all outstanding common stock equivalents which include preferred stock, Series B, employee and director stock options and warrants are antidilutive due to the net loss.

                    DECEMBER 31,  DECEMBER 31,
                        2004         2003
                    ------------  ------------
Options               475,250       395,500
Warrants              392,648       308,302
Preferred Series B     50,370        50,370
                      -------       -------
                      918,268       754,172
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

                                                  2004          2003
                                               -----------   -----------
Loss applicable to common shareholders
  used in basic EPS and diluted EPS            $(1,125,007)  $  (746,061)
                                               ===========   ===========
Weighted average number of common shares
  used in EPS                                    2,212,884     1,823,256

Effect of dilutive securities:
Stock options and warrants                               -             -
                                               -----------   -----------
Weighted number of common shares and dilutive
  potential common stock used in diluted EPS     2,212,884     1,823,256
                                               ===========   ===========

NOTE 8.     STOCK OPTION PLANS

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

            The cumulative status at December 31, 2004 and 2003 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.     STOCK OPTION PLANS (CONTINUED)

            EMPLOYEE STOCK OPTIONS

                                                          WEIGHTED
                                                           AVERAGE
                                         STOCK OPTIONS  EXERCISE PRICE
                                         -------------  --------------
Outstanding at December 31, 2002            397,550     $         1.94
  Granted                                    10,000               1.00
  Exercised                                       -                  -
  Expired                                   (54,700)              2.96
  Forfeited                                 (94,350)              1.86
                                            -------     --------------
Outstanding at December 31, 2003            258,500               1.67
  Granted                                    70,000               2.78
  Exercised                                       -                  -
  Expired                                         -                  -
  Forfeited                                 (17,250)              2.17
                                            -------     --------------
Outstanding at December 31, 2004            311,250     $         1.89
                                            =======     ==============
Shares exercisable at December 31, 2003     150,850     $         1.68
Shares exercisable at December 31, 2004     149,100     $         1.73

            NON-EMPLOYEE DIRECTOR STOCK OPTIONS

                                                           AVERAGE
                                         STOCK OPTIONS  EXERCISE PRICE
                                         -------------  --------------
Outstanding at December 31, 2002            107,000     $         2.14
  Granted                                    30,000               1.00
  Exercised                                       -                  -
  Expired                                         -                  -
  Forfeited                                       -                  -
                                            -------     --------------
Outstanding at December 31, 2003            137,000               1.89
  Granted                                    30,000               2.60
  Exercised                                  (1,500)              2.33
  Expired                                    (1,500)              2.50
  Forfeited                                       -                  -
                                            -------     --------------
Outstanding at December 31, 2004            164,000     $         2.01
                                            =======     ==============
Shares exercisable at December 31, 2003     101,000     $         2.14
Shares exercisable at December 31, 2004     131,000     $         1.87

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.     STOCK OPTION PLANS (CONTINUED)

            Exercise prices for options range from $1.00 to $3.00 for options at December 31, 2004. The weighted average option price for all options outstanding is $1.93 with a weighted average remaining contractual life of 6.9 years.

            The weighted average fair values at date of grant for options granted during 2004 and 2003 were $2.73 and $1.00, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                         2004    2003
                        ------   ------
Expected life in years     6.9      7.3
Interest rate                5%       5%
Volatility              106.27%  110.67%
Dividend yield               0%       0%

NOTE 9.     WARRANTS ISSUED

            The Company issued warrants to purchase common stock of the Company at $2.50 (fair market value at date of grant) per common share for 150,000 shares of common stock in connection with subordinated notes issued to certain shareholders. The warrants are 100% vested and expire on January 7, 2010, ten years from the date of grant

            The Company issued 148,302 warrants to purchase common stock of the Company at $1.00 (above fair market value at date of grant) per common share to purchase 148,302 shares of common stock, subject to vesting, in connection with promissory notes payable issued to certain shareholders. As a result of the conversion of the promissory notes on May 13, 2004, no additional vesting accrues and the number of shares of common stock issuable under the warrants was fixed at 84,930. The warrants expire on June 30, 2008, five years from the date of grant.

            The Company issued 10,000 warrants to purchase common stock of the Company at $1.00 (above fair market value at date of grant) per common share for 10,000 shares of common stock related to a lease guarantee provided to the Company by a shareholder. The warrants vest according to the following schedule: (1) 4,600 vest on the date of grant; and (2) 5,400 vest 150 per month for 36 months. As of December 31, 2004, 7,300 warrants to purchase 7,300 shares of common stock had vested. The warrants expire on June 30, 2008, five years from the date of grant.

            The Company issued 122,918 warrants to purchase common stock of the Company at $2.88 (above fair market value at date of grant) per common share for 122,918 shares of common stock to certain shareholders in connection with equity financing received by the Company in a private equity offering between May 13, 2004 and August 2, 2004. The warrants expire on May 31, 2009.

            The Company issued 17,500 warrants to purchase common stock of the Company at $2.88 (above fair market value at date of grant) per common share for 17,500 shares of common stock to a consultant in consideration for business development and strategic planning services provided to the Company. The warrants expire on May 31, 2009.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 9.     WARRANTS ISSUED (CONTINUED)

            The Company issued 20,000 warrants to purchase common stock of the Company at $2.50 (above fair market value at date of grant) per common share for 20,000 shares of common stock, subject to vesting, to a certain director of the Company in connection with a revolving promissory note for $200,000 issued on November 3, 2004. The warrants vest in increments of 5,000 for every $50,000 increment drawn on the revolving promissory note. As of December 31, 2004, 10,000 warrants to purchase 10,000 shares of common stock had vested. The warrants expire on November 1, 2009.

NOTE 10.    INCOME TAXES

            Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                           2004
                                       -----------
Deferred tax assets
  NOL Carryforward                     $ 2,607,000
  UNICAP                                    31,000
  Allowance for doubtful accounts           13,000
  Reserve for obsolete inventory            44,000
  Property and equipment                   (43,000)
                                       -----------
                                         2,652,000
Valuation allowance                      2,652,000
                                       -----------
Net                                    $         -
                                       ===========

            A valuation allowance has been recorded against the realizability of the net deferred tax asset, such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $2,652,000 and $2,328,000 at December 31, 2004 and 2003, respectively.

            The Company has net operating loss carryovers available for federal and state tax purposes of approximately $6,859,000, which expire in varying amounts through 2024

            For the years ended December 31, 2004 and 2003, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

                            PERCENTAGE
                          --------------
                           2004     2003
                          -----    -----
Federal statutory rate    (34.0)   (34.0)
Valuation allowance        34.0     34.0
                          -----    -----

Effective rate                -%       -%
                          =====    =====

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10.    INCOME TAXES (CONTINUED)

            The expense (benefit) for income taxes consists of the following:

                         2004           2003
                      -----------    -----------
  Current expense     $         -    $         -
  Deferred expense              -              -
                      -----------    -----------

  Total               $         -    $         -
                      -----------    -----------

NOTE 11.    RELATED PARTY TRANSACTIONS

            Sales to a related party amounted to $0 and $17,999 during 2004 and 2003, respectively.

            The Company has trade payables, shareholders of $7,920 pertaining to reimbursement for purchase of goods and services obtained for Company purposes.

            Interest expense, shareholders was $22,407 and $23,206 for the years ended December 31, 2004 and 2003, respectively.

            For additional information regarding related party transactions, see Notes 5, 6 and 9.

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

            The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

            - Cash and cash equivalents, short-term debt and current maturities of long-term debt: Amounts reported in the balance sheet approximate fair market value due to the short maturity of these instruments.

            - Long-term capital lease obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on these obligations range from 4.5% to 8.0%.

            - Note payable shareholders: Amounts reported in the balance sheet represent debt to major shareholders. Amounts reported in the balance sheet approximate fair market value, as the interest rates range from prime to prime plus two percentage points.

NOTE 13.    FOURTH QUARTER ADJUSTMENTS

            The Statement of Operations includes adjustments for the fourth quarter of 2003 for an inventory write-down of $133,015. This adjustment contains two components. Inventory for some finished goods and work-in-process were reduced to the lower of cost or market for a reduction of pricing that began declining in 2003. The lower of cost or market

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 13.    FOURTH QUARTER ADJUSTMENTS (CONTINUED)

            adjustment totaled $64,537. Additionally, management, in the fourth quarter of 2003, reviewed inventory for obsolete items and inventory items that are no longer used in the manufacturing process. This review process was in excess of the inventory reserve on the books and resulted in an inventory write-down of $68,488.

NOTE 14.    SUBSEQUENT EVENT PROMISSORY NOTE DRAW

            The Company drew $50,000 on a promissory note from a director in the amount of $50,000 on January 7, 2005. The principal sum and any accrued and unpaid interest is payable in full on November 1, 2005. The interest rate is equal to two percentage points (2%) in excess of the Prime Commercial Rate. The director will receive 5,000 warrants to purchase the Company's common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009. The director has the option to convert the loan balance (principal and accrued and unpaid interest) to equity at any time before repayment, at the same price and terms as any equity financing of the Company equal to or in excess of $200,000.

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

            The Company recorded a cumulative effect of a change in accounting as a charge to loss from operations of $15,866 on January 1, 2003 for amortization of the related asset recorded for these costs. Following is a reconciliation of the aggregate retirement liability associated with the Company's obligation to dismantle and remove the machinery and equipment associated with its lease of its previous facility. The Company moved from this facility in first quarter 2004.

Balance at December 31, 2003                          $ 30,236
 Increase in present value of the obligation
    (accretion expense in the corresponding amount
    charged against earnings)                            3,312
    Liabilities settled                                (21,218)
                                                      --------
Balance at December 31, 2004                          $ 12,330
                                                      ========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 16.    GOING CONCERN

            The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations and negative cash flow from operations, which raise substantial doubt of ability to continue as a going concern. The Company has approximately $47,000 of unrestricted cash on hand at December 31, 2004 and received additional debt financing of $50,000 subsequent to year-end. These funds are required for operations in first quarter 2005. The Company expects to draw the remaining $50,000 during the first half of 2005 to fund operations. Management is investigating additional equity funding from several sources to fund its operations for the balance of 2005. The Company plans to raise equity capital through a private placement beginning in 2005 to fund operations and planned growth.

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

NOTE 17.    CONTINGENCY

            On October 29, 2004 a complaint was filed in the Franklin County Court of Common Pleas against the Company by Mr. Cavin Carmell, dba University Area Rentals ("University Area Rentals"). The complaint alleges that the Company left its former leased premises in disrepair and violated the terms of its lease. The case is in the early stages of discovery and trial is set for October 2005. Based upon the informal discovery provided by University Area Rentals, an estimate of damages claimed is between $50,000 and $100,000. The Company intends to vigorously defend itself against the claim.