Form 10QSB
period 2005-03-31
SUPERCONDUCTIVE COMPONENTS INC
filed 2005-05-10
CIK 830616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

      State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 2,439,360 shares of Common Stock, without par value, were outstanding at April 30, 2005.

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS

                                                                                              PAGE NO.
                                                                                              --------
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements.

                 Balance Sheets as of March 31, 2005 (unaudited)
                       and December 31, 2004                                                    3 - 4

                 Statements of Operations For the Three Months
                       Ended March 31, 2005 and 2004  (unaudited)                                 5

                 Statements of Cash Flows For the Three Months
                       Ended March 31, 2005 and 2004 (unaudited)                                6 - 7

                 Notes to Financial Statements (unaudited)                                      8 - 12

      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                                           13 -18

      Item 3. Controls and Procedures                                                             18

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings.                                                                N/A

      Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities.   N/A

      Item 3.  Defaults Upon Senior Securities.                                                  N/A

      Item 4.  Submission of Matters to a Vote of Security Holders.                              N/A

      Item 5.  Other Information.                                                                N/A

      Item 6.  Exhibits and Reports on Form 8-K.                                                 19

      Signatures.                                                                                19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                  MARCH 31,     DECEMBER 31,
                                                                     2005          2004
                                                                 ------------   ------------
                                                                  (UNAUDITED)
CURRENT ASSETS
  Cash                                                           $    22,711        47,095
  Cash, restricted for equipment                                      20,424       142,968
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $25,000 and       228,566       167,394
       $33,176 respectively
    Employees                                                              -           100
 Inventories                                                         557,137       535,171
 Prepaid expenses                                                     35,079        12,626
                                                                 -----------    ----------
       Total current assets                                          863,917       905,354
                                                                 -----------    ----------

PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                          2,163,935     2,143,791
  Furniture and fixtures                                              23,643        22,586
  Leasehold improvements                                             280,791       280,791
  Construction in progress                                            44,314        52,048
                                                                 -----------    ----------
                                                                   2,512,683     2,499,216
  Less accumulated depreciation                                   (1,691,942)   (1,641,356)
                                                                 -----------    ----------
                                                                     820,741       857,860
                                                                 -----------    ----------
OTHER ASSETS
  Deposit                                                              8,755         8,755
  Intangibles                                                         36,298        37,070
                                                                 -----------    ----------
       Total other assets                                             45,053        45,825
                                                                 -----------    ----------

TOTAL ASSETS                                                     $ 1,729,711     1,809,039
                                                                 ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               MARCH 31,    DECEMBER 31,
                                                                 2005          2004
                                                              -----------   ------------
                                                              (UNAUDITED)
CURRENT LIABILITIES
  Capital lease obligation, current portion                   $    33,972   $     33,522
  Capital lease obligation, shareholder, current portion           68,428         68,428
  Note payable shareholders, current portion                      303,653        252,886
  Accounts payable                                                313,666        230,097
  Accounts payable, shareholders                                    7,920          7,920
  Accrued contract expenses                                       217,332        318,939
  Accrued personal property taxes                                  59,671         47,671
  Accrued interest, shareholders                                   35,544         31,891
  Deferred contract revenue                                        93,977         83,739
  Accrued expenses                                                112,282        113,043
                                                              -----------   ------------
        Total current liabilities                               1,246,445      1,188,136
                                                              -----------   ------------

CAPITAL LEASE OBLIGATION, NET OF
 CURRENT PORTION                                                   30,271         38,935
                                                              -----------   ------------
COMMITMENTS AND CONTINGENCIES                                           -              -
                                                              -----------   ------------

SHAREHOLDERS' EQUITY
  Convertible preferred stock, Series B, 10% cumulative,
     nonvoting, no par value, $10 stated value, optional
      redemption at 103%;   25,185 issued and outstanding         316,073        309,776
  Common stock, no par value, authorized 15,000,000 shares;
     2,439,360 shares issued and outstanding                    7,541,653      7,541,653
  Additional paid-in capital                                      562,321        558,674
  Accumulated deficit                                          (7,967,052)    (7,828,135)
                                                              -----------   ------------
                                                                  452,995        581,968
                                                              -----------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 1,729,711   $  1,809,039
                                                              ===========   ============

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                2005               2004
                                           --------------     -------------
SALES REVENUE                              $      486,626     $     464,856
CONTRACT RESEARCH REVENUE                          88,433            44,921
                                           --------------     -------------
                                                  575,059           509,777
                                           --------------     -------------

COST OF SALES REVENUE                             380,470           410,706
COST OF CONTRACT RESEARCH                          87,757            44,921
                                           --------------     -------------
                                                  468,227           455,627
                                           --------------     -------------

GROSS MARGIN                                      106,832            54,150

GENERAL AND ADMINISTRATIVE EXPENSES               178,065           261,256

SALES AND PROMOTIONAL EXPENSES                     52,522            65,237
                                           --------------     -------------

LOSS FROM OPERATIONS                             (123,755)         (272,343)
                                           --------------     -------------

OTHER INCOME (EXPENSE)
  Interest income                                     344               217
  Interest expense                                (15,522)          (10,730)
  Gain (loss) on disposal of equipment                250            (2,481)
  Miscellaneous, net                                 (234)             (457)
                                           --------------     -------------
                                                  (15,162)          (13,451)
                                           --------------     -------------

LOSS BEFORE PROVISION FOR INCOME TAX             (138,917)         (285,794)

INCOME TAX EXPENSE                                      -                 -
                                           --------------     -------------

NET LOSS                                         (138,917)         (285,794)

DIVIDENDS ON PREFERRED STOCK                       (6,296)           (6,296)
                                           --------------     -------------

LOSS APPLICABLE TO COMMON SHARES           $     (145,213)    $    (292,090)
                                           ==============     =============

EARNINGS PER SHARE - BASIC AND DILUTED
 (Note 2)

NET LOSS PER COMMON SHARE BEFORE
 DIVIDENDS ON PREFERRED STOCK
  Basic                                    $        (0.06)    $       (0.16)
                                           ==============     =============
  Diluted                                  $        (0.06)    $       (0.16)
                                           ==============     =============

NET LOSS PER COMMON SHARE AFTER
 DIVIDENDS ON PREFERRED STOCK
  Basic                                    $        (0.06)    $       (0.16)
                                           ==============     =============
  Diluted                                  $        (0.06)    $       (0.16)
                                           ==============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                         2,439,360         1,824,924
                                           ==============     =============
  Diluted                                       2,439,360         1,824,924
                                           ==============     =============

The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                   (UNAUDITED)

                                                                       2005           2004
                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $(138,917)      $(285,794)
                                                                    ---------       ---------
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and accretion                                         52,914          51,196
    Amortization                                                          772             772
    (Gain) loss on disposal of equipment                                 (250)          2,481
    Inventory reserve                                                  (9,920)         (2,760)
    Provision for doubtful accounts                                     8,176           6,000
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                           (69,249)        (20,457)
        Inventories                                                   (12,046)        (16,150)
        Prepaid expenses                                              (22,453)         16,468
      Increase (decrease) in liabilities:
        Accounts payable                                               83,569         216,472
        Accrued expenses and deferred revenue                         (66,592)        354,607
                                                                    ---------       ---------
          Total adjustments                                           (35,079)        608,629
                                                                    ---------       ---------
              Net cash (used) provided by operating activities       (173,996)        322,835
                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on sale of equipment                                           250           1,302
  Purchases of property and equipment                                 (14,966)       (225,342)
                                                                    ---------       ---------
              Net cash used in investing activities                   (14,716)       (224,040)
                                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                                           50,000         150,000
  Proceeds from exercise of common stock options                            -           3,500
  Proceeds from sale of common stock                                        -          51,000
  Principal payments on capital lease obligations                      (8,215)         (8,938)
                                                                    ---------       ---------
              Net cash provided by financing activities                41,785         195,562
                                                                    ---------       ---------

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                               2005            2004
                                                             ---------       --------
NET INCREASE (DECREASE) IN CASH                              $(146,927)      $294,357

CASH - Beginning of period                                     190,063        266,940
                                                             ---------       --------

CASH - End of period                                         $  43,136       $561,297
                                                             =========       ========
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
   Cash paid during the years for:
    Interest, net                                            $   1,156       $  1,310
    Income taxes                                             $       -       $      -

SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES

 Property and equipment was purchased by capital lease       $       -       $  7,990

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

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2004. Interim results are not necessarily indicative of results for the full year.

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

      EQUIPMENT PURCHASED WITH GRANT/CONTRACT FUNDING

      The Company received a grant of $517,935 in 2004 from the Ohio Department of Development's Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant's purpose. Additionally, the Company received $27,500 as part of its contract with the Department of Energy for the purchase of equipment related to the contract's purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company's financial statements. As assets are purchased, the liability initially created when the cash was received is reduced with no revenue being recognized or fixed asset recorded on the balance sheet. At March 31, 2005, the Company has disbursed $497,511. Funds received and not disbursed totaling $20,424 are included in accrued contract expenses at March 31, 2005. The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the contract/grant.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      STOCK BASED COMPENSATION

      The Company's pro forma information for the three months ended March 31, 2005 and 2004 in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following table compares the 2005 and 2004 results as reported to the results had the Company adopted the expense recognition provisions of SFAS #123.

                                           March 31,       March 31,
                                             2005            2004
Net loss applicable to common shares:
As reported                                $(145,213)      $(292,090)
Stock-based compensation, net of tax          (3,171)         (1,821)
                                           ---------       ---------
Pro forma net loss under SFAS #123         $(148,384)      $(293,911)

Basic and diluted loss per share:
As reported                                $   (0.06)      $   (0.16)
Pro forma under SFAS #123                  $   (0.06)      $   (0.16)

      For the periods ended March 31, 2005 and 2004, there was no stock-based employee compensation cost included in the determination of net loss as reported.

NOTE  3. INVENTORY

      Inventory is comprised of the following:

                       MARCH 31,      DECEMBER 31,
                         2005            2004
                      -----------     ------------
                      (unaudited)
Raw materials         $   351,034     $    340,148
Work-in-progress          169,291          142,390
Finished goods            142,422          168,163
Inventory reserve        (105,610)        (115,530)
                      -----------     ------------
                      $   557,137     $    535,171
                      ===========     ============

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4.     COMMON STOCK AND STOCK OPTIONS

      The following options were granted under the 1995 Stock Option Plan during the three months ended March 31, 2005:

 GRANT DATE                # OPTIONS GRANTED    OPTION PRICE
-----------                -----------------    ------------
March 7, 2005                    90,000             $2.40

NOTE 5.     EARNINGS PER SHARE

      Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At March 31, 2005 and 2004, all Common Stock options and warrants are anti-dilutive due to the net loss. The following is provided to reconcile the earnings per share calculations:

                                                Three months ended March 31,

                                                2005                   2004
                                             -----------           -----------
Loss applicable
 to common shares                            $  (145,213)          $  (292,090)
                                             ===========           ===========

Weighted average
 common shares
 outstanding - basic                           2,439,360             1,824,924

Effect of dilutions - stock options                    -                     -
                                             -----------           -----------

Weighted average
 shares outstanding - diluted                  2,439,360             1,824,924
                                             ===========           ===========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6.     CAPITAL REQUIREMENTS; RISK OF CURTAILMENT OF BUSINESS OPERATIONS

      The Company's accumulated deficit since inception was $7,967,052 (unaudited) at March 31, 2005. The losses have been financed primarily from additional investments and loans by major shareholders and a private offering of common stock and warrants to purchase common stock in 2004. The Company cannot assure that it will be able to raise additional capital in the future to fund its operations.

      As of March 31, 2005, cash on-hand was $43,135 with $20,424 restricted for equipment purchases in accordance with the TFAF grant. Cash available for operations at March 31, 2005 was $22,711. Management believes, based on currently available financing and forecasted sales and expenses, that funding will be adequate to sustain operations through December 2005. During 2004 the Company raised additional funds through offerings of debt and equity. The Company received debt financing of $250,000 in 2004. In 2004, the Company received $517,935 from the State of Ohio's Third Frontier Action Fund to begin purchasing capital equipment required to commercialize the Company's Lithium Thin Film Battery sputtering target manufacturing process. At March 31, 2005, $20,424 of these funds has not been expended and is included on the balance sheet as accrued contract expenses.

      In 2004, the Company, in a private placement to eight accredited investors sold 300,084 shares of its common stock without par value at a purchase price of $2.40 per share. The total offering price paid in cash was $720,200. As part of the private placement, the accredited investors also received warrants to purchase 60,017 shares of the Company's common stock, without par value, at a purchase price of $2.88 per share. Because the Company completed equity financing of at least $500,000 prior to June 30, 2004, the principal and accrued interest totaling $754,846 due on convertible promissory notes issued on June 30, 2003, converted to 314,519 shares of common stock without par value at a conversion rate of $2.40 per share. As part of the conversion, the holders of the convertible promissory notes also received warrants to purchase an aggregate of 62,901 shares of the Company's common stock, without par value, at a purchase price of $2.88 per share.

      In November of 2004 a director agreed to loan the Company up to $200,000 for working capital, to be drawn by the Company in increments of $50,000. The loan is repayable on November 1, 2005, and may be repaid earlier without prepayment penalty upon 15 days prior written notice. The interest rate is Huntington National Bank's prime rate plus 2%, and interest will accrue and compound monthly. The loan is secured by the Company's assets and is perfected by the filing of a UCC-1 financing statement. For each $50,000 increment drawn on the loan the director received 5,000 warrants to purchase the Company's common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009. The director has the option to convert the loan balance (principal and accrued and unpaid interest) to equity at any time before repayment at the same price and terms as any equity financing of the Company equal to or in excess of $200,000. On November 3, 2004, $100,000 was drawn on the loan. $50,000 was drawn on the loan on January 7, 2005 and also on April 1, 2005.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6. CAPITAL REQUIREMENTS; RISK OF CURTAILMENT OF BUSINESS OPERATIONS (CONTINUED)

      In April of 2005, the same director who agreed to provide a secured loan for $200,000 to the Company in November 2004, agreed to provide an additional $200,000 secured loan to the Company for working capital. The loan is repayable on June 30, 2006, and may be repaid earlier without prepayment penalty upon 15 days prior written notice. The interest rate is 10%, and interest will accrue and compound monthly. The director has the option to convert the loan balance (principal and accrued and unpaid interest) to equity at any time before repayment at the same price and terms as any equity financing received by the Company after April 14, 2005. If the Company receives at least $500,000 in equity financing, the then outstanding principal sum and accrued and unpaid interest will automatically convert to equity at the same price and terms as the equity financing. On April 14, 2005, $100,000 was drawn on this loan.

      The Company has incurred substantial operating losses through March 31, 2005, and numerous factors make it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in its business plan, it will need to raise additional funds through the sale of assets, public or private financing, collaborative relationships or other arrangements. Its ability to raise additional financing depends on many factors beyond its control, including the state of capital markets, the market price of its common stock and the development or prospects for development of competitive products by others. Because the common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the common stock.

NOTE 7.     LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Executive Summary

      For the three months ended March 31, 2005, the Company incurred a net loss of $138,917 compared to a net loss of $285,794 for the same period in 2004. During 2004 the Company relocated its manufacturing to a new, modern facility. During this relocation the Company had significant down time. The Company was quoting long lead times prior to, during and shortly after the move. These long lead times contributed to a reduction in orders. The Company's shipments are expected to increase in 2005, as the Company is able to provide product with more reasonable lead times. The Company also expects gross margins to improve as sales grow. In addition, the Company expects improvement in its gross margins as the sales mix moves to higher margin products. The thin film battery market is poised for significant growth beginning in late 2005.

      The Company recently achieved ISO 9001:2000 certification.

      RESULTS OF OPERATIONS

      CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-KSB for the year ended December 31, 2004 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED):

      REVENUES

      Revenues for the three months ended March 31, 2005 were $575,059 compared to $509,777, an increase of $65,282 or 12.8% from the three months ended March 31, 2004.

      Product revenues increased to $486,626 in 2005 from $464,856 in 2004 or an increase of 4.7%. The increase in revenues for the first three months is due to the addition of a major new customer.

      Contract research revenues were $88,433 in 2005 as compared to $44,921 in 2004. The increase was due to increased work performed on a Phase II Small Business Innovation Research grant for $523,612 from the Department of Energy that was awarded in 2003. This award was to develop an advanced method to manufacture continuous reacted lengths of High Tc
      Superconductor: Bismuth Strontium Calcium Copper Oxide - 2212 Wire. Revenues of $88,433 and $43,267 from this grant are included in first quarter 2005 and 2004 revenues, respectively.

      GROSS MARGIN

      Total gross margin in 2005 was $106,832 or 18.6% of total revenue compared to $54,150 or 10.6% in 2004. Gross margin on product revenue was 21.8% in 2005 versus 11.6% in 2004. The increase was due to increased sales as well as the product mix. Gross margin on contract research revenue was 0.8% and 0.0% for the three months ended March 31, 2005 and 2004, respectively.

      SELLING EXPENSE

      Selling expense in 2005 decreased to $52,522 from $65,237 in 2004, a decrease of 19.5%. The decrease was due to a reduction in commission costs and decreased trade show attendance.

      GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expense in 2005 decreased to $178,065 from $261,256 in 2004, or 31.8%. The decrease was due primarily to the relocation of the Company's facility that took place in the first quarter of 2004, of which $70,390 was expensed for this purpose.

      RESEARCH AND DEVELOPMENT EXPENSE

      Internal research and development costs are expensed as incurred. Internal research and development costs for 2005 were $(7,639) compared to $11,648 in 2004. Internal research and development costs decreased due to an increase in contract research expenses, which resulted in internal expenses being absorbed by the grant into cost of goods sold for contract research.

      INTEREST EXPENSE

      Interest expense was $15,522 and $10,730 for the three months ended March 31, 2005 and 2004, respectively. Interest expense to related parties was $14,366 and $8,730 for the three months ended March 31, 2005, and March 31, 2004, respectively. The increase was due to the interest incurred as a result of the warrants attached to a note payable to a director.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      LOSS APPLICABLE TO COMMON SHARES

      BASIC

      Loss applicable to common shares was $145,213 and $292,090 for the three months ended March 31, 2005 and 2004, respectively. Net loss per common share based on the loss applicable to common shares for the three months ended March 31, 2005 and 2004 was $0.06 and $0.16, respectively. The loss applicable to common shares includes the net loss from operations and Series B preferred stock dividends. The net loss per common share from operations was $0.06 and $0.16 for the three months ended March 31, 2005 and 2004, respectively.

      Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock totaled $6,296 for the three months ended March 31, 2005 and 2004, respectively.

      Basic loss per common share for the three months ended March 31, 2005, was $0.06 per share with 2,439,360 weighted average common shares outstanding as compared to $0.16 per share and 1,824,924 weighted average common shares outstanding for the three months ended March 31, 2004.

      DILUTED

      Diluted loss per common share for the three months ended March 31, 2005 was $0.06 per share with 2,439,360 average common shares outstanding as compared to $0.16 per share and 1,824,924 weighted average common shares outstanding for the three months ended March 31, 2004. For the three months ended March 31, 2005 and 2004, all outstanding common stock equivalents are anti-dilutive due to the net loss.

      LIQUIDITY AND WORKING CAPITAL

      At March 31, 2005, working capital was $(382,528) compared to $(250,083) at March 31, 2004. The decrease was due to a reduction in cash for operations, as well as a reduction in cash restricted for equipment purchases for the TFAF grant in the amount of $279,303. Also, an increase in deferred contract revenue and accrued expenses reduced working capital. The Company used cash from operations of approximately $174,000 for the three months ended March 31, 2005. The Company provided cash from operations of approximately $323,000 for the three months ended March 31, 2004. Significant non-cash items including depreciation, accretion and amortization, inventory reserve on excess and obsolete inventory, and allowance for doubtful accounts were approximately $52,000 and $55,000, respectively, for the three months ended March 31, 2005 and 2004. Accounts receivable, inventory and prepaids increased in excess of increases in accounts payable and accrued expenses by approximately $87,000 for the three months ended March 31, 2005. Accounts payable and accrued expenses increased in excess of increases in accounts receivable, inventory and prepaids by approximately $551,000 for the three months ended March 31, 2004.

      For investing activities, the Company used cash of approximately $15,000 and $224,000, for the three months ended March 31, 2005 and March 31, 2004, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity, new product

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      lines and for leasehold improvements for the new facility. Proceeds on sale of equipment totaled $250 and $1,302 for the three months ended March 31, 2005 and March 31, 2004, respectively.

      For financing activity for the three months ended March 31, 2005, the Company provided cash of approximately $42,000. Cash payments to third parties for capital lease obligations approximated $8,000. Proceeds from note payable totaled $50,000.

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

      While certain major shareholders of the Company have advanced funds in the form of secured debt, subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding the Company or guaranteeing bank debt in the future. The Company will continue to seek new financing or equity financing arrangements. However, the Company cannot be certain that it will be successful in efforts to raise additional new funds.

      In November of 2004, a director agreed to loan the Company up to $200,000 for working capital, to be drawn by the Company in increments of $50,000. The loan is repayable on November 1, 2005, and may be repaid earlier without prepayment penalty upon 15 days prior written notice. The interest rate is Huntington National Bank's prime rate plus 2%, and interest will accrue and compound monthly. The loan is secured by the Company's assets and is perfected by the filing of a UCC-1 financing statement. For each $50,000 increment drawn on the loan the director received 5,000 warrants to purchase the Company's common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009. The director has the option to convert the loan balance (principal and accrued and unpaid interest) to equity at any time before repayment at the same price and terms as any equity financing of the Company equal to or in excess of $200,000. On November 3, 2004, $100,000 was drawn on the loan. $50,000 was drawn on the loan on January 7, 2005 and also on April 1, 2005. In April of 2005 the same director agreed to loan the Company up to $200,000 for working capital. The loan is repayable on June 30, 2006, and may be repaid earlier without prepayment penalty upon 15 days prior written notice. The interest rate is 10%, and interest will accrue and compound monthly. The director has the option to convert the loan balance (principal and accrued and unpaid interest) to equity at any time before repayment at the same price and terms as any equity financing received by the Company after April 14, 2005. If the Company receives at least $500,000 in equity financing, the then outstanding principal sum and accrued and unpaid interest will automatically convert to equity at the same price and term as the equity financing. On April 14, 2005, $100,000 was drawn on this loan.

      RISK FACTORS

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The following factors, as well as the factors listed under the caption "Risk Factors" in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005, have affected or could affect the Company's actual results and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      could cause such results to differ materially from those expressed in any forward-looking statements made by the Company. Investors should consider carefully these risks and speculative factors inherent in and affecting the business of the Company and an investment in the Company's common stock.

      We have experienced significant operating losses in the past and may continue to do so in the future.

      We commenced business in May of 1987. Our accumulated deficit since inception was $7,967,052 (unaudited) at March 31, 2005.

      We have financed the losses primarily from additional investments and loans by our major shareholders and a private offering of common stock and warrants to purchase common stock in 2004. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations.

      If we are unable to obtain additional funds we may have to significantly curtail the scope of our operations or liquidate the Company.

      As of March 31, 2005, our cash on-hand was $43,135, with $20,424 restricted for equipment purchased by the TFAF grant. During the first quarter of 2005, the Company used approximately $174,000 in cash for operations, with the TFAF grant accounting for $123,000 of the March 31, 2005 cash from operations. We believe, based on currently available financing and forecasted sales and expenses, that our funding will be adequate to sustain operations through December 2005.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS.

      10.1 Revolving Promissory Note dated November 3, 2004 by and between the Company and Robert H. Peitz

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

                                              SUPERCONDUCTIVE COMPONENTS, INC.

Date: May 10, 2005                            /s/ Daniel Rooney
                                              -------------------------------
                                              Daniel Rooney, President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)

                                              /s/ Gerald S. Blaskie
                                              -------------------------------
                                              Gerald S. Blaskie, Chief Financial
                                              Officer
                                              (Principal Financial Officer)