Form 10QSB
period 2005-06-30
SUPERCONDUCTIVE COMPONENTS INC
filed 2005-08-01
CIK 830616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________________ to ______________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

      State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 2,439,360 shares of Common Stock, without par value, were outstanding at July 28, 2005.

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Balance Sheets as of June 30, 2005 (unaudited)
                           and December 31, 2004                                          3 - 4

                      Statements of Operations For the Three Months and Six Months
                           Ended June 30, 2005 and 2004  (unaudited)                          5

                      Statements of Cash Flows For the Three Months and Six Months
                           Ended June 30, 2005 and 2004 (unaudited)                       6 - 7

                      Notes to Financial Statements (unaudited)                          8 - 12

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                              13 - 18

         Item 3.  Controls and Procedures                                                    19

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                        N/A

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.               20

         Item 3.  Defaults Upon Senior Securities.                                          N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                       20

         Item 5.  Other Information.                                                        N/A

         Item 6.  Exhibits.                                                                  20

         Signatures.                                                                         21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                   JUNE 30,    DECEMBER 31,
                                                                    2005           2004
                                                                 -----------   ------------
                                                                 (UNAUDITED)
CURRENT ASSETS
  Cash                                                           $   172,860        47,095
  Cash, restricted for equipment                                           -       142,968
  Accounts and notes receivable
    Trade, less allowance for doubtful accounts of $22,663 and
       $33,176 respectively                                          234,549       167,394
    Employees                                                            507           100
 Inventories                                                         589,890       535,171
 Prepaid expenses                                                     30,291        12,626
                                                                 -----------    ----------
       Total current assets                                        1,028,097       905,354
                                                                 -----------    ----------
PROPERTY AND EQUIPMENT,
 AT COST
  Machinery and equipment                                          2,174,324     2,143,791
  Furniture and fixtures                                              23,643        22,586
  Leasehold improvements                                             280,791       280,791
  Construction in progress                                            44,314        52,048
                                                                 -----------    ----------
                                                                   2,523,072     2,499,216
  Less accumulated depreciation                                   (1,744,353)   (1,641,356)
                                                                 -----------    ----------
                                                                     778,719       857,860
                                                                 -----------    ----------

OTHER ASSETS
  Deposit                                                              8,755         8,755
  Intangibles                                                         35,526        37,070
                                                                 -----------    ----------
       Total other assets                                             44,281        45,825
                                                                 -----------    ----------

TOTAL ASSETS                                                     $ 1,851,097     1,809,039
                                                                 ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                JUNE 30,     DECEMBER 31,
                                                                                  2005           2004
                                                                               -----------   ------------
                                                                               (UNAUDITED)
CURRENT LIABILITIES
  Capital lease obligation, current portion                                    $    32,266   $     33,522
  Capital lease obligation, shareholder, current portion                            68,428         68,428
  Note payable shareholders, current portion                                       551,979        252,886
  Accounts payable                                                                 371,906        230,097
  Accounts payable, shareholders                                                     7,920          7,920
  Accrued contract expenses                                                        203,678        318,939
  Accrued personal property taxes                                                   53,338         47,671
  Accrued interest, shareholders                                                    50,913         31,891
  Deferred contract revenue                                                         53,773         83,739
  Accrued expenses                                                                  94,069        113,043
                                                                               -----------   ------------
        Total current liabilities                                                1,488,270      1,188,136
                                                                               -----------   ------------

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                                    23,653         38,935
                                                                               -----------   ------------

COMMITMENTS AND CONTINGENCIES                                                            -              -
                                                                               -----------   ------------

SHAREHOLDERS' EQUITY
  Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 25,185 issued
      and outstanding                                                              322,368        309,776
  Common stock, no par value, authorized 15,000,000 shares; 2,439,360 shares
     issued and outstanding                                                      7,541,653      7,541,653
  Additional paid-in capital                                                       565,971        558,674
  Accumulated deficit                                                           (8,090,818)    (7,828,135)
                                                                               -----------   ------------
                                                                                   339,174        581,968
                                                                               -----------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 1,851,097   $  1,809,039
                                                                               ===========   ============

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 2005 AND 2004 AND
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 2005          2004         2005          2004
                                              ------------   ---------    -----------   ------------
SALES REVENUE                                 $    624,002   $  591,788   $ 1,110,628   $  1,056,644
CONTRACT RESEARCH REVENUE                           89,533       69,374       177,966        114,295
                                              ------------   ----------   -----------   ------------
                                                   713,535      661,162     1,288,594      1,170,939
                                              ------------   ----------   -----------   ------------

COST OF SALES REVENUE                              469,946      452,325       850,416        863,031
COST OF CONTRACT RESEARCH                           90,209       78,210       177,966        123,131
                                              ------------   ----------   -----------   ------------
                                                   560,155      530,535     1,028,382        986,162
                                              ------------   ----------   -----------   ------------

GROSS MARGIN                                       153,380      130,627       260,212        184,777

GENERAL AND ADMINISTRATIVE EXPENSES                194,139      231,744       372,204        493,000

SALES AND PROMOTIONAL EXPENSES                      58,412       67,933       110,934        133,170
                                              ------------   ----------   -----------   ------------

LOSS FROM OPERATIONS                               (99,171)    (169,050)     (222,926)      (441,393)
                                              ------------   ----------   -----------   ------------

OTHER INCOME (EXPENSE)
  Interest income                                      326          533           670            750
  Interest expense                                 (24,687)      (6,916)      (40,209)       (17,646)
  Debt Conversion Expense                                -     (175,362)            -       (175,362)
  Gain (loss) on disposal of equipment                   -          300           250         (2,181)
  Miscellaneous, net                                  (234)        (458)         (468)          (915)
                                              ------------   ----------   -----------   ------------
                                                   (24,595)    (181,903)      (39,757)      (195,354)
                                              ------------   ----------   -----------   ------------

LOSS BEFORE PROVISION FOR INCOME TAX              (123,766)    (350,953)     (262,683)      (636,747)

INCOME TAX EXPENSE                                       -            -             -              -
                                              ------------   ----------   -----------   ------------

NET LOSS                                          (123,766)    (350,953)     (262,683)      (636,747)

DIVIDENDS ON PREFERRED STOCK                        (6,296)      (6,296)      (12,592)       (12,592)
                                              ------------   ----------   -----------   ------------

LOSS APPLICABLE TO COMMON SHARES              $   (130,062)  $ (357,249)  $  (275,275)  $   (649,339)
                                              ============   ==========   ===========   ============

EARNINGS PER SHARE - BASIC AND DILUTED
(Note 2)

NET LOSS PER COMMON SHARE BEFORE
 DIVIDENDS ON PREFERRED STOCK
  Basic                                       $      (0.05)  $    (0.16)  $     (0.11)  $      (0.32)
                                              ============   ==========   ===========   ============
  Diluted                                     $      (0.05)  $    (0.16)  $     (0.11)  $      (0.32)
                                              ============   ==========   ===========   ============

NET LOSS PER COMMON SHARE AFTER
 DIVIDENDS ON PREFERRED STOCK
  Basic                                       $      (0.05)  $    (0.17)  $     (0.11)  $      (0.33)
                                              ============   ==========   ===========   ============
  Diluted                                     $      (0.05)  $    (0.17)  $     (0.11)  $      (0.33)
                                              ============   ==========   ===========   ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                          2,439,360    2,149,865     2,439,360      1,987,394
                                              ============   ==========   ===========   ============
  Diluted                                        2,439,360    2,149,865     2,439,360      1,987,394
                                              ============   ==========   ===========   ============

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                   (UNAUDITED)

                                                            2005           2004
                                                          ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $ (262,683)    $ (636,747)
                                                          ----------     ----------
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and accretion                               106,153        102,969
    Amortization                                               1,544          1,544
    Warrants issued for consulting                                 -         35,586
    Debt conversion expense                                        -        175,362
    (Gain) loss on disposal of equipment                        (250)         2,181
    Inventory reserve                                         (9,968)        (2,760)
    Provision for doubtful accounts                           10,513         18,000
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                  (78,075)      (173,277)
        Inventories                                       `  (44,751)       (36,237)
        Prepaid expenses                                     (17,665)         9,861
        Other assets                                               -           (261)
      Increase (decrease) in liabilities:
        Accounts payable                                     141,809        120,700
        Accrued expenses and deferred revenue               (122,186)       342,376
                                                          ----------     ----------
          Total adjustments                                  (12,876)       596,044
                                                          ----------     ----------
              Net cash used by operating activities         (275,559)       (40,703)
                                                          ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on sale of equipment                                  250          1,602
  Purchases of property and equipment                        (25,356)      (342,871)
                                                          ----------     ----------
              Net cash used in investing activities          (25,106)      (341,269)
                                                          ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable, shareholders                   300,000        150,000
  Principal payments on notes payable, shareholders                -       (150,000)
  Proceeds from exercise of common stock options                   -          3,500
  Proceeds from sale of common stock                               -        658,782
  Principal payments on capital lease obligations            (16,538)       (18,726)
                                                          ----------     ----------
              Net cash provided by financing activities      283,462        643,556
                                                          ----------     ----------

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                            2005       2004
                                                          --------   ---------
NET INCREASE (DECREASE) IN CASH                           $(17,203)  $ 261,584

CASH - Beginning of period                                 190,063     266,940
                                                          --------   ---------

CASH - End of period                                      $172,860   $ 528,524
                                                          ========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest, net                                         $  2,204   $   2,854
    Income taxes                                          $      -   $       -

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

  Property and equipment was purchased by capital lease   $      -   $  15,644

  Note payable converted to equity                        $      -   $ 729,700

  Accrued interest converted to equity                    $      -   $  25,491

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

      EQUIPMENT PURCHASED WITH GRANT/CONTRACT FUNDING

      The Company received a grant of $517,935 in 2004 from the Ohio Department of Development's Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant's purpose. Additionally, the Company received $27,500 as part of its contract with the Department of Energy for the purchase of equipment related to the contract's purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company's financial statements. As assets are purchased, the liability initially created when the cash was received is reduced with no revenue being recognized or fixed asset recorded on the balance sheet. At June 30, 2005, the Company has disbursed $517,935. The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the contract/grant.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      STOCK BASED COMPENSATION

      The Company's pro forma information for the six months ended June 30, 2005 and 2004 in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following table compares the 2005 and 2004 results as reported to the results had the Company adopted the expense recognition provisions of SFAS #123.

                                        June 30,    June 30,
                                           2005        2004
Net loss applicable to common shares:
As reported                             $(275,275)  $(649,339)
Stock-based compensation, net of tax       (6,342)     (3,120)
                                       ----------   ---------
Pro forma net loss under SFAS #123      $(281,617)  $(652,459)

Basic and diluted loss per share:
As reported                            $    (0.11)  $   (0.33)
Pro forma under SFAS #123              $    (0.12)  $   (0.33)

      For the periods ended June 30, 2005 and 2004, there was no stock-based employee compensation cost included in the determination of net loss as reported.

NOTE 3. INVENTORY

      Inventory is comprised of the following:

                     JUNE 30,     DECEMBER 31,
                      2005            2004
                    -----------   ------------
                    (unaudited)
Raw materials       $   328,914     $ 340,148
Work-in-progress        203,613       142,390
Finished goods          162,925       168,163
Inventory reserve      (105,562)     (115,530)
                    -----------     ---------
                    $   589,890     $ 535,171
                    ===========     =========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4. COMMON STOCK AND STOCK OPTIONS

      The following options were granted under the 1995 Stock Option Plan during the six months ended June 30, 2005:

GRANT DATE      # OPTIONS GRANTED    OPTION PRICE
----------      -----------------    ------------
March 7, 2005       90,000            $    2.40

NOTE 5. EARNINGS PER SHARE

      Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At June 30, 2005 and 2004, all Common Stock options and warrants are anti-dilutive due to the net loss. The following is provided to reconcile the earnings per share calculations:

                         Three months ended June 30,    Six months ended June 30,
                              2005        2004              2005         2004
                            ---------   ---------       -----------   ---------
Loss applicable
 to common shares           $(130,062)  $(357,249)        $(275,275)  $(649,339)
                            =========   =========         =========   =========

Weighted average
 common shares
 outstanding - basic        2,439,360   2,149,865         2,439,360   1,987,394

Effect of dilutions -
 stock options                      -           -                 -           -
                            ---------   ---------         ---------   ---------

Weighted average
 shares outstanding -
 diluted                    2,439,360   2,149,865         2,439,360   1,987,394
                            =========   =========         =========   =========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6. CAPITAL REQUIREMENTS; RISK OF CURTAILMENT OF BUSINESS OPERATIONS

      The Company's accumulated deficit since inception was $8,090,818 (unaudited) at June 30, 2005. The losses have been financed primarily from additional investments and loans by major shareholders and a private offering of common stock and warrants to purchase common stock in 2004. The Company cannot assure that it will be able to raise additional capital in the future to fund its operations.

      As of June 30, 2005, cash on-hand was $172,860. Management believes, based on anticipated financing and forecasted sales and expenses, that funding will be adequate to sustain operations through December 2005. During 2004 the Company raised additional funds through offerings of debt and equity. The Company received debt financing of $250,000 in 2004. In 2004, the Company received $517,935 from the State of Ohio's Third Frontier Action Fund to purchase capital equipment required to commercialize the Company's Lithium Thin Film Battery sputtering target-manufacturing process. At June 30, 2005, these funds had been expended.

      In 2004, the Company, in a private placement to eight accredited investors sold 300,084 shares of its common stock, without par value, at a purchase price of $2.40 per share. The total offering price paid in cash was $720,200. As part of the private placement, the accredited investors also received warrants to purchase 60,017 shares of the Company's common stock, without par value, at a purchase price of $2.88 per share. Because the Company completed equity financing of at least $500,000 prior to June 30, 2004, the principal and accrued interest totaling $754,846 due on convertible promissory notes issued on June 30, 2003, converted to 314,519 shares of common stock, without par value, at a conversion rate of $2.40 per share. As part of the conversion, the holders of the convertible promissory notes also received warrants to purchase an aggregate of 62,901 shares of the Company's common stock, without par value, at a purchase price of $2.88 per share.

      In November of 2004 a director agreed to loan the Company up to $200,000 for working capital, to be drawn by the Company in increments of $50,000. The loan is repayable on November 1, 2005, and may be repaid earlier without prepayment penalty upon 15 days prior written notice. The interest rate is Huntington National Bank's prime rate plus 2%, and interest will accrue and compound monthly. The loan is secured by the Company's assets and is perfected by the filing of a UCC-1 financing statement. For each $50,000 increment drawn on the loan the director received 5,000 warrants to purchase the Company's common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009. The director has the option to convert the loan balance (principal and accrued and unpaid interest) to equity at any time before repayment at the same price and terms as any equity financing of the Company equal to or in excess of $200,000. On November 3, 2004, $100,000 was drawn on the loan. An additional $50,000 was drawn on the loan on January 7, 2005 and also on April 1, 2005.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6. CAPITAL REQUIREMENTS; RISK OF CURTAILMENT OF BUSINESS OPERATIONS (CONTINUED)

      In April of 2005, the same director who agreed to provide a secured loan for $200,000 to the Company in November 2004, agreed to provide an additional $200,000 secured loan to the Company for working capital. The loan is repayable on June 30, 2006, and may be repaid earlier without prepayment penalty upon 15 days prior written notice. The interest rate is 10%, and interest will accrue and compound monthly. The director has the option to convert the loan balance (principal and accrued and unpaid interest) to equity at any time before repayment at the same price and terms as any equity financing received by the Company after April 14, 2005. If the Company receives at least $500,000 in equity financing, the then outstanding principal sum and accrued and unpaid interest will automatically convert to equity at the same price and terms as the equity financing. On April 14, 2005, $100,000 was drawn on this loan. $100,000 was drawn on the loan on May 20, 2005.

      The Company has incurred substantial operating losses through June 30, 2005, and numerous factors make it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in its business plan, it will need to raise additional funds through the sale of assets, public or private financing, collaborative relationships or other arrangements. The Company's ability to raise additional financing depends on many factors beyond its control, including the state of capital markets, the market price of its common stock and the development or prospects for development of competitive products by others. Because the common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the common stock.

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

      Executive Summary

      For the three months ended June 30, 2005, the Company had revenues of $713,535. This represented the highest revenue quarter since the third quarter of 2002. This was an increase of $138,476 over the first quarter of 2005. For the six months ended June 30, 2005, the Company incurred a net loss of $262,683 compared to a net loss of $636,747 for the same period in 2004. Included in 2004 were non-cash expenses totaling $210,948.

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

      The Company achieved ISO 9001:2000 certification during the second quarter of 2005. This immediately resulted in the return of a major customer. Orders received in the three months ended June 30, 2005 were $750,000 - highest since the third quarter of 2003. Orders in the six months ended June 30, 2005 of $1,480,000 exceeded the orders received through the same date in 2004 by $183,000. The Company expects the amount of orders for 2005 to be higher than the $2,019,000 received during 2004.

      The Company recently received notification that the Department of Energy can provide support for Phase I of an SBIR entitled "Feasibility of Cost Effective, Long Length, BSCCO 2212 Round Wires, for Very High Field Magnets Beyond 12 Tesla at 4.2 Kelvin." The award, in an amount not to exceed $99,793, is in the final negotiation stages and is expected to be awarded during the third quarter of 2005.

      RESULTS OF OPERATIONS

      CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-KSB for the year ended December 31, 2004 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. We use the percentage of completion method to account for contracts based on hours incurred, estimated hours to complete and costs incurred with estimates to complete.

      Revenue from product sales is recognized upon shipment to customers. Provisions for discounts and returns are provided for in the period the Company ships the discounted item or the period the Company agrees to the return. Deferred revenues represent cash received in advance of the contract revenues earned. Revenue from contract research provided for third parties is recognized on the percentage of completion method.

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

      SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED):

      REVENUES

      Revenues for the six months ended June 30, 2005 were $1,288,594 compared to $1,170,939, an increase of $117,655 or 10.0% from the six months ended June 30, 2004.

      Product revenues increased to $1,110,628 in 2005 from $1,056,644 in 2004 or an increase of 5.1%. The increase in revenues for the first six months is due to the return of two major customers.

      Contract research revenues were $177,966 in 2005 as compared to $114,295 in 2004. The increase was due to increased work performed on a Phase II Small Business Innovation Research grant for $523,612 from the Department of Energy that was awarded in 2003. This award was to develop an advanced method to manufacture continuous reacted lengths of High Tc
      Superconductor: Bismuth Strontium Calcium Copper Oxide - 2212 Wire. Revenues of $177,966 and $103,805 from this grant are included in the first six months of revenues for 2005 and 2004, respectively.

      GROSS MARGIN

      Gross margin in 2005 was $260,212 or 20.2% of total revenue compared to $184,777 or 15.8% in 2004. Gross margin on product revenue was 23.4% in 2005 versus 18.3% in 2004. The increase was due to higher sales, which resulted from increased production that led to improved operating efficiencies. Gross margin on contract research revenue was 0.0% and (7.7%) for the six months ended June 30, 2005 and 2004, respectively. The negative margin in 2004 was due to the Company's cost share that was reimbursed at 50%.

      SELLING EXPENSE

      Selling expense in 2005 decreased to $110,934 from $133,170 in 2004, a decline of 16.7%. This was due to a decrease in total wages and commission costs and expenses related to trade shows.

      GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expense in 2005 decreased to $372,204 from $493,000 in 2004, or 24.5%. The decrease was due primarily to the relocation of the Company's facility that took

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      place in the first quarter of 2004, of which $76,051 was expensed for this purpose. Also, non-employee stock warrants were granted as compensation for consulting services, for which $35,586 was expensed in 2004.

      RESEARCH AND DEVELOPMENT EXPENSE

      Internal research and development costs are expensed as incurred. Internal research and development costs for 2005 were $(4,454) compared to $6,577 in 2004. Internal research and development costs decreased due to an increase in contract research expenses, which resulted in internal expenses being absorbed by the grant into cost of goods sold for contract research.

      INTEREST EXPENSE

      Interest expense was $40,209 and $17,676 for the six months ended June 30, 2005 and 2004, respectively. Interest expense to related parties was $38,006 and $13,361 for the six months ended June 30, 2005, and June 30, 2004, respectively. The increase was primarily due to the interest incurred as a result of the notes payable to a director.

      LOSS APPLICABLE TO COMMON SHARES

      BASIC

      Loss applicable to common shares was $275,275 and $649,339 for the six months ended June 30, 2005 and 2004, respectively. Net loss per common share based on the loss applicable to common shares for the six months ended June 30, 2005 and 2004 was $0.11 and $0.33, respectively. The loss applicable to common shares includes the net loss from operations and Series B preferred stock dividends. The net loss per common share from operations was $0.11 and $0.32 for the six months ended June 30, 2005 and 2004, respectively.

      Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock totaled $12,592 for the six months ended June 30, 2005 and 2004, respectively.

      Basic loss per common share for the six months ended June 30, 2005, was $0.11 per share with 2,439,360 weighted average common shares outstanding as compared to $0.33 per share and 1,987,394 weighted average common shares outstanding for the six months ended June 30, 2004.

      DILUTED

      Diluted loss per common share for the six months ended June 30, 2005 was $0.11 per share with 2,439,360 average common shares outstanding as compared to $0.33 per share and 1,987,394 weighted average common shares outstanding for the six months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, all outstanding common stock equivalents are anti-dilutive due to the net loss.

      LIQUIDITY AND WORKING CAPITAL

      At June 30, 2005, working capital was $(460,173) compared to $156,203 at June 30, 2004. The decrease was due to a reduction in cash from operations, as well as a reduction in cash restricted

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      for equipment purchases for the TFAF grant in the amount of $247,902. Also, an increase in notes payable, shareholders reduced working capital. The Company used cash from operations of approximately $276,000 and $41,000 for the six months ended June 30, 2005 and June 30, 2004, respectively. Significant non-cash items including depreciation, accretion and amortization, warrants issued for consulting, debt conversion expense, inventory reserve on excess and obsolete inventory, and allowance for doubtful accounts were approximately $108,000 and $331,000, respectively, for the six months ended June 30, 2005 and 2004. Accounts receivable, inventory and prepaids increased in excess of increases in accounts payable and accrued expenses by approximately $121,000 for the six months ended June 30, 2005. Accounts payable and accrued expenses increased in excess of increases in accounts receivable, inventory and prepaids by approximately $263,000 for the six months ended June 30, 2004.

      For investing activities, the Company used cash of approximately $25,000 and $341,000, for the six months ended June 30, 2005 and June 30, 2004, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity and for leasehold improvements for the new facility. Proceeds on sale of equipment totaled $250 and $1,602 for the six months ended June 30, 2005 and June 30, 2004, respectively.

      For financing activity for the six months ended June 30, 2005, the Company provided cash of approximately $283,000. Cash payments to third parties for capital lease obligations approximated $17,000. Proceeds from notes payable totaled $300,000.

      For financing activity for the six months ended June 30, 2004, the Company provided cash of approximately $644,000. Cash payments to third parties for capital lease obligations approximated $19,000; proceeds from notes payable totaled $150,000. Proceeds from sale of common stock was $659,000 and proceeds from the exercise of stock options totaled $3,500. Cash payments for notes payable were $150,000.

      While certain major shareholders of the Company have advanced funds in the form of secured debt, subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding the Company or guaranteeing bank debt in the future. The Company will continue to seek new financing or equity financing arrangements. However, the Company cannot be certain that it will be successful in efforts to raise additional funds.

      In November of 2004, a director agreed to loan the Company up to $200,000 for working capital, to be drawn by the Company in increments of $50,000. The loan is repayable on November 1, 2005, and may be repaid earlier without prepayment penalty upon 15 days prior written notice. The interest rate is Huntington National Bank's prime rate plus 2%, and interest will accrue and compound monthly. The loan is secured by the Company's assets and is perfected by the filing of a UCC-1 financing statement. For each $50,000 increment drawn on the loan the director received 5,000 warrants to purchase the Company's common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009. The director has the option to convert the loan balance (principal and accrued and unpaid interest) to equity at any time before repayment at the same price and terms as any equity financing of the Company equal to or in excess of $200,000. On November 3, 2004, $100,000 was drawn on the loan. $50,000 was drawn on the loan on January 7, 2005 and also on April 1, 2005. In April of 2005 the same director agreed to loan the Company up to an additional $200,000 for working capital. The loan is repayable on June 30, 2006, and may be repaid earlier without prepayment penalty upon 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      days prior written notice. The interest rate is 10%, and interest will accrue and compound monthly. The director has the option to convert the loan balance (principal and accrued and unpaid interest) to equity at any time before repayment at the same price and terms as any equity financing received by the Company after April 14, 2005. If the Company receives at least $500,000 in equity financing, the then outstanding principal sum and accrued and unpaid interest will automatically convert to equity at the same price and term as the equity financing. On April 14, 2005, $100,000 was drawn on this loan. An additional $100,000 was drawn on this loan on May 20, 2005.

      RISK FACTORS

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The following factors, as well as the factors listed under the caption "Risk Factors" in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005, have affected or could affect the Company's actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by the Company. Investors should consider carefully these risks and speculative factors inherent in and affecting the business of the Company and an investment in the Company's common stock.

      We have experienced significant operating losses in the past and may continue to do so in the future.

      We commenced business in May of 1987. Our accumulated deficit since inception was $8,090,818 (unaudited) at June 30, 2005.

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

      As of June 30, 2005, our cash on-hand was $172,860. During the first six months of 2005, the Company used approximately $276,000 in cash for operations, with the TFAF grant accounting for $143,000. We believe, based on anticipated financing and forecasted sales and expenses, that our funding will be adequate to sustain operations through December 2005.

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

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      (a) On April 14, 2005, Superconductive Components, Inc. (the "Company") entered into a Convertible Promissory Note (the "Convertible Note"), dated as of April 14, 2005, by and between the Company, as Borrower, and Robert H. Peitz, as Lender. Mr. Peitz currently serves as a director on the Company's Board of Directors. At anytime before repayment, the outstanding principal and accrued interest owed will automatically convert to equity on the same price and terms as any equity financing received by the Company after the date of the loan agreement, provided that the Company receives at least five hundred thousand dollars ($500,000) from the equity financing. If the Company completes an equity financing, but receives less than $500,000, Mr. Peitz will have the option to otherwise convert the outstanding principal and accrued interest owed under the same terms as the equity financing. In the Company's opinion, the issuance of this convertible note was exempt from registration pursuant to
            Section 4(2) of the Securities Act, because the transaction did not involve a public offering. The proceeds from the convertible promissory note were used for working capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The Company held its Annual Meeting of Shareholders on June 10, 2005, for the purpose of electing five directors.

      (b) The following nominees were elected as directors of the Company at the Annual Meeting of Shareholders: Robert J. Baker, Walter J. Doyle, Robert H. Peitz, Daniel Rooney, and Edward W. Ungar.

      (c) The table shows the voting tabulations for the matter voted upon at the Annual Meeting of Shareholders.

                              FOR          WITHHELD
Robert J. Baker, Jr.      1,600,372            150
Walter J. Doyle           1,600,252            270
Robert H. Peitz           1,600,272            250
Daniel Rooney             1,600,312            210
Edward W. Ungar           1,596,352          4,170

ITEM 6.    EXHIBITS.
           31.1 Rule 13a-14(a) Certification of Principal Executive Officer.

           31.2 Rule 13a-14(a) Certification of Principal Financial Officer.

           32.1 Section 1350 Certification of Principal Executive Officer.

           32.2 Section 1350 Certification of Principal Financial Officer.

           99.1 Press Release dated August 1, 2005, entitled "Superconductive
                Components, Inc. Reports Improved Second Quarter Results"

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SUPERCONDUCTIVE COMPONENTS, INC.

Date: August 1, 2005            /s/ Daniel Rooney
                                --------------------------------------------
                                Daniel Rooney, President and Chief Executive
                                Officer
                                (Principal Executive Officer)

                                /s/ Gerald S. Blaskie
                                --------------------------------------------
                                Gerald S. Blaskie, Chief Financial Officer
                                (Principal Financial Officer)