Form 10QSB
period 2005-09-30
SUPERCONDUCTIVE COMPONENTS INC
filed 2005-10-28
CIK 830616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). YES       NO   X
                                                -----    -----

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 3,425,915 shares of Common Stock, without par value, were outstanding at October 28, 2005.

     Transitional Small Business Disclosure Format (Check one):
YES       NO   X
    -----    -----

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------
PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements.

              Balance Sheets as of September 30, 2005 (unaudited)
                 and December 31, 2004                                              3 - 4

              Statements of Operations For the Three Months and Nine Months
                 Ended September 30, 2005 and 2004  (unaudited)                       5

              Statements of Cash Flows For the Three Months and Nine Months
                 Ended September 30, 2005 and 2004 (unaudited)                      6 - 7

              Notes to Financial Statements (unaudited)                            8 - 14

           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                         15 - 21

           Item 3. Controls and Procedures                                           21

PART II.   OTHER INFORMATION

           Item 1. Legal Proceedings.                                                N/A

           Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.      22

           Item 3. Defaults Upon Senior Securities.                                  N/A

           Item 4. Submission of Matters to a Vote of Security Holders.              N/A

           Item 5. Other Information.                                                N/A

           Item 6. Exhibits.                                                         22

           Signatures.                                                               23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                        2005           2004
                                                                   -------------   ------------
                                                                    (UNAUDITED)
CURRENT ASSETS
   Cash                                                             $   210,344        47,095
   Cash, restricted for equipment                                            --       142,968
   Accounts and notes receivable
      Trade, less allowance for doubtful accounts of $22,663 and        286,964       167,394
         $33,176 respectively
      Employees                                                              --           100
   Inventories                                                          597,501       535,171
   Prepaid expenses                                                      32,351        12,626
                                                                    -----------    ----------
         Total current assets                                         1,127,160       905,354
                                                                    -----------    ----------

PROPERTY AND EQUIPMENT,
AT COST
   Machinery and equipment                                            2,207,705     2,143,791
   Furniture and fixtures                                                23,643        22,586
   Leasehold improvements                                               284,072       280,791
   Construction in progress                                              25,944        52,048
                                                                    -----------    ----------
                                                                      2,541,364     2,499,216
   Less accumulated depreciation                                     (1,789,171)   (1,641,356)
                                                                    -----------    ----------
                                                                        752,193       857,860
                                                                    -----------    ----------

OTHER ASSETS
   Deposit                                                                8,755         8,755
   Intangibles                                                           34,754        37,070
                                                                    -----------    ----------
         Total other assets                                              43,509        45,825
                                                                    -----------    ----------
TOTAL ASSETS                                                        $ 1,922,862     1,809,039
                                                                    ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                   2005           2004
                                                                              -------------   ------------
                                                                               (UNAUDITED)
CURRENT LIABILITIES
   Capital lease obligation, current portion                                   $    26,677    $    33,522
   Capital lease obligation, shareholder, current portion                           68,428         68,428
   Note payable shareholders, current portion                                      564,197        252,886
   Accounts payable                                                                424,260        230,097
   Accounts payable, shareholders                                                    7,920          7,920
   Accrued contract expenses                                                       177,301        318,939
   Accrued personal property taxes                                                  41,007         47,671
   Accrued interest, shareholders                                                   64,952         31,891
   Deferred contract revenue                                                         8,072         83,739
   Accrued expenses                                                                 82,090        113,043
                                                                               -----------    -----------
      Total current liabilities                                                  1,464,904      1,188,136
                                                                               -----------    -----------

CAPITAL LEASE OBLIGATION, NET OF
   CURRENT PORTION                                                                  20,807         38,935
                                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES                                                           --             --
                                                                               -----------    -----------

SHAREHOLDERS' EQUITY
   Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 25,185
      issued and outstanding                                                       328,664        309,776
   Common stock, no par value, authorized 15,000,000 shares;
      2,507,360 and 2,439,360 shares issued and outstanding, respectively        7,677,653      7,541,653
   Additional paid-in capital                                                      559,675        558,674
   Accumulated deficit                                                          (8,128,841)    (7,828,135)
                                                                               -----------    -----------
                                                                                   437,151        581,968
                                                                               -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 1,922,862    $ 1,809,039
                                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

               THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                          -----------------------   -----------------------
                                             2005         2004         2005         2004
                                          ----------   ----------   ----------   ----------
SALES REVENUE                             $  953,494   $  366,072   $2,064,122   $1,422,716
CONTRACT RESEARCH REVENUE                     67,717       84,766      245,683      199,061
                                          ----------   ----------   ----------   ----------
                                           1,021,211      450,838    2,309,805    1,621,777
                                          ----------   ----------   ----------   ----------

COST OF SALES REVENUE                        736,336      387,197    1,586,752    1,250,228
COST OF CONTRACT RESEARCH                     67,717       91,607      245,683      214,738
                                          ----------   ----------   ----------   ----------
                                             804,053      478,804    1,832,435    1,464,966
                                          ----------   ----------   ----------   ----------

GROSS MARGIN                                 217,158      (27,966)     477,370      156,811

GENERAL AND ADMINISTRATIVE EXPENSES          171,973      174,601      544,177      667,601

SALES AND PROMOTIONAL EXPENSES                56,584       51,942      167,518      185,112
                                          ----------   ----------   ----------   ----------

LOSS FROM OPERATIONS                         (11,399)    (254,509)    (234,325)    (695,902)
                                          ----------   ----------   ----------   ----------

OTHER INCOME (EXPENSE)
   Interest income                               803          849        1,473        1,599
   Interest expense                          (27,193)      (2,132)     (67,402)     (19,778)
   Debt Conversion Expense                        --           --           --     (175,362)
   Gain (loss) on disposal of equipment           --           40          250       (2,141)
   Miscellaneous, net                           (234)        (457)        (702)      (1,372)
                                          ----------   ----------   ----------   ----------
                                             (26,624)      (1,700)     (66,381)    (197,054)
                                          ----------   ----------   ----------   ----------

LOSS BEFORE PROVISION FOR INCOME TAX         (38,023)    (256,209)    (300,706)    (892,956)

INCOME TAX EXPENSE                                --           --           --           --
                                          ----------   ----------   ----------   ----------

NET LOSS                                     (38,023)    (256,209)    (300,706)    (892,956)

DIVIDENDS ON PREFERRED STOCK                  (6,297)      (6,296)     (18,889)     (18,888)
                                          ----------   ----------   ----------   ----------
LOSS APPLICABLE TO COMMON SHARES          $  (44,320)  $ (262,505)  $ (319,595)  $ (911,844)
                                          ==========   ==========   ==========   ==========

EARNINGS PER SHARE - BASIC AND DILUTED
(Note 2)

NET LOSS PER COMMON SHARE BEFORE
   DIVIDENDS ON PREFERRED STOCK
   Basic                                  $    (0.02)  $    (0.11)  $    (0.12)  $    (0.42)
                                          ==========   ==========   ==========   ==========
   Diluted                                $    (0.02)  $    (0.11)  $    (0.12)  $    (0.42)
                                          ==========   ==========   ==========   ==========

NET LOSS PER COMMON SHARE AFTER
   DIVIDENDS ON PREFERRED STOCK
   Basic                                  $    (0.02)  $    (0.11)  $    (0.13)  $    (0.43)
                                          ==========   ==========   ==========   ==========
   Diluted                                $    (0.02)  $    (0.11)  $    (0.13)  $    (0.43)
                                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                   2,467,686    2,434,947    2,448,906    2,137,667
                                          ==========   ==========   ==========   ==========
   Diluted                                 2,467,686    2,434,947    2,448,906    2,137,667
                                          ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                   (UNAUDITED)

                                                                                    2005        2004
                                                                                 ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $(300,706)  $(892,956)
                                                                                 ---------   ---------
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and accretion                                                   151,798     153,265
      Amortization                                                                   2,316       2,316
      Warrants issued for consulting                                                    --      35,586
      Debt conversion expense                                                           --     175,362
      (Gain) loss on disposal of equipment                                            (250)      2,141
      Inventory reserve                                                             (9,968)     (6,057)
      Provision for doubtful accounts                                               10,513      18,000
      Changes in operating assets and liabilities:
         (Increase) decrease in assets:
            Accounts receivable                                                   (129,983)    (21,331)
            Inventories                                                            (52,361)    (57,527)
            Prepaid expenses                                                       (19,725)     18,629
            Other assets                                                                --        (891)
         Increase (decrease) in liabilities:
            Accounts payable                                                       194,163      36,319
            Accrued expenses and deferred revenue                                 (193,145)    295,577
                                                                                 ---------   ---------
               Total adjustments                                                   (46,642)    651,389
                                                                                 ---------   ---------
                  Net cash used by operating activities                           (347,348)   (241,567)
                                                                                 ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds on sale of equipment                                                       250       1,602
   Purchases of property and equipment                                             (43,648)   (424,546)
                                                                                 ---------   ---------
                  Net cash used in investing activities                            (43,398)   (422,944)
                                                                                 ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable, shareholders                                        300,000     150,000
   Principal payments on notes payable, shareholders                                    --    (150,000)
   Proceeds from exercise of common stock options                                       --       3,500
   Proceeds from sale of common stock                                              136,000     707,115
   Principal payments on capital lease obligations                                 (24,973)    (29,136)
                                                                                 ---------   ---------
                  Net cash provided by financing activities                        411,027     681,479
                                                                                 ---------   ---------

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                             2005       2004
                                                           --------   --------
NET INCREASE IN CASH                                       $ 20,281   $ 16,968

CASH - Beginning of period                                  190,063    266,940
                                                           --------   --------
CASH - End of period                                       $210,344   $283,908
                                                           ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
   Cash paid during the years for:
      Interest, net                                        $  3,140   $  4,055
      Income taxes                                         $     --   $     --

SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES

   Property and equipment was purchased by capital lease   $     --   $ 46,494

   Note payable converted to equity                        $     --   $729,700

   Accrued interest converted to equity                    $     --   $ 25,491

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

     EQUIPMENT PURCHASED WITH GRANT/CONTRACT FUNDING

     The Company received a grant of $517,935 in 2004 from the Ohio Department of Development's Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant's purpose. Additionally, the Company received $27,500 as part of its contract with the Department of Energy for the purchase of equipment related to the contract's purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company's financial statements. As assets are purchased, the liability initially created when the cash was received is reduced with no revenue being recognized or fixed asset recorded on the balance sheet. At September 30, 2005, the Company has disbursed the entire $545,435. The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the contract/grant.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK BASED COMPENSATION

     The Company's pro forma information for the nine months ended September 30, 2005 and 2004 in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following table compares the 2005 and 2004 results as reported to the results had the Company adopted the expense recognition provisions of SFAS #123.

                                        September 30,   September 30,
                                             2005            2004
                                        -------------   -------------
Net loss applicable to common shares:
As reported                               $(319,595)      $(911,844)
Stock-based compensation, net of tax         (9,514)         (4,678)
                                          ---------       ---------
Pro forma net loss under SFAS #123        $(329,109)      $(916,522)

Basic and diluted loss per share:
As reported                               $   (0.13)      $   (0.43)
Pro forma under SFAS #123                 $   (0.13)      $   (0.43)

     For the periods ended September 30, 2005 and 2004, there was no stock-based employee compensation cost included in the determination of net loss as reported.

NOTE 3. INVENTORY

     Inventory is comprised of the following:

                    SEPTEMBER 30,   DECEMBER 31,
                         2005           2004
                    -------------   ------------
                     (unaudited)
Raw materials         $ 339,586      $ 340,148
Work-in-progress        190,909        142,390
Finished goods          172,568        168,163
Inventory reserve      (105,562)      (115,530)
                      ---------      ---------
                      $ 597,501      $ 535,171
                      =========      =========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4. COMMON STOCK AND STOCK OPTIONS

     The following options were granted under the 1995 Stock Option Plan during the nine months ended September 30, 2005:

 GRANT DATE     # OPTIONS GRANTED   OPTION PRICE
 ----------     -----------------   ------------
March 7, 2005         90,000            $2.40

NOTE 5. EARNINGS PER SHARE

     Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At September 30, 2005 and 2004, all Common Stock options and warrants are anti-dilutive due to the net loss. The following is provided to reconcile the earnings per share calculations:

                          Three months ended Sept. 30,   Nine months ended Sept. 30,
                          ----------------------------   ---------------------------
                               2005         2004              2005         2004
                            ----------   ----------        ----------   ----------
Loss applicable
   to common shares         $  (44,320)  $ (262,505)       $ (319,595)  $ (911,844)
                            ==========   ==========        ==========   ==========

Weighted average
   common shares
   outstanding - basic       2,467,686    2,434,947         2,448,906    2,137,667

Effect of dilutions -
   stock options                    --           --                --           --
                            ----------   ----------        ----------   ----------

Weighted average
   shares outstanding -
   diluted                   2,467,686    2,434,947         2,448,906    2,137,667
                            ==========   ==========        ==========   ==========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6. CAPITAL REQUIREMENTS

     The Company's accumulated deficit since inception was $8,128,841 (unaudited) at September 30, 2005. The losses have been financed primarily from additional investments and loans by major shareholders and private offerings of common stock and warrants to purchase common stock in 2004 and 2005. The Company cannot assure that it will be able to raise additional capital in the future to fund its operations.

     As of September 30, 2005, cash on-hand was $210,344. Management believes, based on anticipated financing and forecasted sales and expenses, that funding will be adequate to sustain operations through December 2005. During 2004 the Company raised additional funds through offerings of debt and equity. The Company received debt financing of $250,000 in 2004. In 2004, the Company received $517,935 from the State of Ohio's Third Frontier Action Fund to purchase capital equipment required to commercialize the Company's Lithium Thin Film Battery sputtering target-manufacturing process. At September 30, 2005, these funds had been expended.

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

     In November of 2004 a director agreed to loan the Company up to $200,000 for working capital, to be drawn by the Company in increments of $50,000. The interest rate is Huntington National Bank's prime rate plus 2%, which accrued and compounded monthly. The loan was secured by the Company's assets and perfected by the filing of a UCC-1 financing statement. For each $50,000 increment drawn on the loan the director received 5,000 warrants to purchase the Company's common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009. On November 3, 2004, $100,000 was drawn on the loan. An additional $50,000 was drawn on the loan on January 7, 2005 and also on April 1, 2005. The loan balance (principal and accrued interest) was repaid in October 2005.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6. CAPITAL REQUIREMENTS (CONTINUED)

     In April of 2005, the same director who agreed to provide a secured loan for $200,000 to the Company in November 2004, agreed to provide an additional $200,000 secured loan to the Company for working capital. The interest rate of 10% accrued and compounded monthly. On April 14, 2005, $100,000 was drawn on this loan. $100,000 was also drawn on the loan on May 20, 2005. Because the Company completed equity financing of at least $500,000 during the fourth quarter of 2005, the principal and accrued interest totaling $209,110 automatically converted to 104,555 shares of common stock, without par value, at a conversion rate of $2.00 per share. As part of the conversion, the director also received warrants to purchase an aggregate of 26,139 shares of the Company's common stock, without par value, at a purchase price of $3.00 per share.

     In the third quarter of 2005, the Company, in a private placement to three accredited investors sold 68,000 shares of its common stock, without par value, at a purchase price of $2.00 per share. The total offering price paid in cash was $136,000. As part of the private placement, the accredited investors also received warrants to purchase 17,000 shares of the Company's common stock, without par value, at a purchase price of $3.00 per share exercisable until October 2010.

     Through October 14 of the fourth quarter of 2005, the Company, in a private placement to four accredited investors sold 625,000 shares of its common stock, without par value, at a purchase price of $2.00 per share. The total offering price paid in cash was $1,250,000. As part of the private placement, the accredited investors also received warrants to purchase 156,250 shares of the Company's common stock, without par value, at a purchase price of $3.00 per share exercisable until October 2010.

     During October 2005, the Company entered into an agreement with the Estate of Edward R. Funk. The Company was indebted to the Estate in the amount of $188,411.71. The Estate agreed to cancel $188,000 of the indebtedness in exchange for 94,000 shares of common stock and warrants to purchase an additional 23,500 shares of common stock at $3.00 per share exercisable until October 2010. The Company transferred to the Estate $411.71 in full satisfaction of the remaining amount of the indebtedness.

     Also, during October 2005, the Company entered into an agreement with the Estate of Ingeborg V. Funk. The Company was indebted to the Estate in the amount of $100,980.21. The Estate agreed to cancel $100,000 of the indebtedness in exchange for 50,000 shares of common stock and warrants to purchase an additional 12,500 shares of common stock at $3.00 per share exercisable until October 2010. The Company transferred to the Estate $980.21 in full satisfaction of the remaining amount of the indebtedness.

     In addition, during October 2005, the Company entered into an agreement with Porter, Wright, Morris & Arthur LLP (PWMA). The Company is indebted to PWMA for legal services rendered by PWMA to the Company. PWMA agreed to cancel $90,000 of the indebtedness in exchange for 45,000 shares of common stock and warrants to purchase an additional 11,250 shares of common stock at $3.00 per share exercisable until October 2010.

     The Company has incurred substantial operating losses through September 30, 2005, and numerous factors make it necessary for the Company to seek additional capital. In order to

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6. CAPITAL REQUIREMENTS (CONTINUED)

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

NOTE 7. LEGAL PROCEEDINGS

     On October 29, 2004 a complaint was filed in the Franklin County Court of Common Pleas against the Company by Mr. Cavin Carmell, dba University Area Rentals ("University Area Rentals"). The complaint alleges that the Company left its former leased premises in disrepair and violated the terms of its lease. The case is in the latter stages of discovery and trial is set for May 2006. Based upon the discovery provided by University Area Rentals, an estimate of damages claimed is between $50,000 and $60,000. The Company has been vigorously defending itself against the claim.

NOTE 8. SUBSEQUENT EVENT

     Subsequent to September 30, 2005, the Company, in a private placement to four accredited investors sold 625,000 shares of its common stock, without par value, at a purchase price of $2.00 per share. The total offering price paid in cash was $1,250,000. As part of the private placement, the accredited investors also received warrants to purchase 156,250 shares of the Company's common stock, without par value, at a purchase price of $3.00 per share exercisable until October 2010.

     During October 2005, the Company entered into an agreement with the Estates of Edward R. Funk and Ingeborg V. Funk. The Company was indebted to the Estates in the amount of $289,391.92. The Estates agreed to cancel $288,000 of the indebtedness in exchange for 144,000 shares of common stock and warrants to purchase an additional 36,000 shares of common stock at $3.00 per share exercisable until October 2010. The Company transferred to the Estates a total of $1,391.92 in full satisfaction of the remaining amount of the indebtedness.

     Also, during October 2005, the Company entered into an agreement with Porter, Wright, Morris & Arthur LLP (PWMA). The Company is indebted to PWMA for legal services rendered by PWMA to the Company. PWMA agreed to cancel $90,000 of the indebtedness in exchange for 45,000 shares of common stock and warrants to purchase an additional 11,250 shares of common stock at $3.00 per share exercisable until October 2010.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8. SUBSEQUENT EVENT (CONTINUED)

     In April of 2005, a director agreed to provide a $200,000 secured loan to the Company for working capital. $100,000 was drawn on this loan on April 14, 2005 and also on May 20, 2005. Because the Company completed equity financing of at least $500,000 during the fourth quarter of 2005, the principal and accrued interest totaling $209,110 automatically converted to 104,555 shares of common stock, without par value, at a conversion rate of $2.00 per share. As part of the conversion, the director also received warrants to purchase an aggregate of 26,139 shares of the Company's common stock, without par value, at a purchase price of $3.00 per share.

     In November of 2004, the same director agreed to loan the Company up to $200,000 for working capital, to be drawn by the Company in increments of $50,000. For each $50,000 increment drawn on the loan the director received 5,000 warrants to purchase the Company's common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009. On November 3, 2004, $100,000 was drawn on the loan. An additional $50,000 was drawn on the loan on January 7, 2005 and also on April 1, 2005. The loan balance (principal and accrued interest) was repaid in October 2005.

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

     Executive Summary

     For the three months ended September 30, 2005, the Company had revenues of $1,021,211. This represented the highest revenue quarter since the first quarter of 2001. This was an increase of $307,676, or 43.1%, over the second quarter of 2005 and $446,152, or 77.6%, over the first quarter of 2005. This amount also represents an increase of $570,373, or 126.5%, over the third quarter of 2004. For the nine months ended September 30, 2005 the Company had revenues of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     $2,309,805. This amount exceeds the total revenues for each of the years of 2004 and 2003. For the nine months ended September 30, 2005, the Company incurred a net loss applicable to common shares of $319,595 compared to a net loss of $911,844 for the same period in 2004. Included in 2004 were non-cash expenses totaling $210,948.

     During 2004 the Company relocated its manufacturing to a new, modern facility. During this relocation the Company had significant down time. The Company was quoting long lead times prior to, during and shortly after the move. These long lead times contributed to a reduction in orders. The Company's shipments have increased in 2005, as the Company has been able to provide product with more reasonable lead times. The Company expects gross margins to improve as sales grow. In addition, the Company expects improvement in its gross margins as the sales mix moves to higher margin products. The thin film battery market is poised for significant growth beginning in early 2006.

     The Company achieved ISO 9001:2000 certification during the second quarter of 2005. This immediately resulted in the return of a major customer. Orders received in the three months ended September 30, 2005 were $1,004,000 - highest since the third quarter of 2002. Orders in the nine months ended September 30, 2005 of $2,484,000 exceeded the orders received through the same date in 2004 by $740,000. This amount also exceeded the total orders received for the entire year of 2004 of $2,019,000 by $465,000.

     During 2005, the Company has received equity funding of $1,386,000 as part of a private placement to accredited investors. $136,000 was received during the third quarter and $1,250,000 was received in October. This totaled to 693,000 shares of common stock issued. In addition, $587,110 of indebtedness was converted to 293,555 shares of common stock during October. These transactions increased outstanding shares of common stock from 2,439,360 at December 31, 2004 to 3,425,915 shares at October 28, 2005.

     The Company received notification from the Department of Energy of a Notice of Financial Assistance Award that will provide support for Phase I of an SBIR entitled "Feasibility of Cost Effective, Long Length, BSCCO 2212 Round Wires, for Very High Field Magnets Beyond 12 Tesla at 4.2 Kelvin." The award, in an amount of $99,793, is for the nine months ending March 26, 2006. Revenues of $13,945 were recognized during the third quarter of 2005 for this award.

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

     NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED):

     REVENUES

     Revenues for the nine months ended September 30, 2005 were $2,309,805 compared to $1,621,777, an increase of $688,028 or 42.4% from the nine months ended September 30, 2004.

     Product revenues increased to $2,064,122 in 2005 from $1,422,716 in 2004 or an increase of 45.1%. The increase in revenues for the first nine months is due to the return of two major customers and the addition of new customers.

     Contract research revenues were $245,683 in 2005 as compared to $199,061 in 2004. The increase was due to increased work performed on a Phase II Small Business Innovation Research grant for $523,612 from the Department of Energy that was awarded in 2003. This award was to develop an advanced method to manufacture continuous reacted lengths of High Tc Superconductor:
     Bismuth Strontium Calcium Copper Oxide - 2212 Wire. Revenues of $231,738 and $181,376 from this grant are included in the first nine months of revenues for 2005 and 2004, respectively. The Company has been granted a no cost extension until November 30, 2005 to allow the Company's partners to complete their work.

     GROSS MARGIN

     Gross margin in 2005 was $477,370 or 20.7% of total revenue compared to $156,811 or 9.7% in 2004. Gross margin on product revenue was 23.1% in 2005 versus 12.1% in 2004. The increase was due to higher sales, which resulted from increased production that led to improved operating efficiencies. Gross margin on contract research revenue was 0.0% and (7.9%) for the nine

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     months ended September 30, 2005 and 2004, respectively. The negative margin in 2004 was due to the Company's cost share of a contract that was reimbursed at 50% and that ended in 2004.

     SELLING EXPENSE

     Selling expense in 2005 decreased to $167,518 from $185,112 in 2004, a decline of 9.5%. This was primarily due to a decrease in expenses related to trade shows.

     GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense in 2005 decreased to $544,177 from $667,601 in 2004, or 18.5%. The decrease was due primarily to the relocation of the Company's facility that took place in 2004, of which $73,508 was expensed for this purpose. Non-employee stock warrants were granted as compensation for consulting services, for which $35,586 was expensed in 2004.

     RESEARCH AND DEVELOPMENT EXPENSE

     Internal research and development costs are expensed as incurred. Internal research and development costs for 2005 were $(16,310) compared to $5,382 in 2004. Internal research and development costs decreased due to an increase in contract research expenses, which resulted in internal expenses being absorbed by the grant into cost of goods sold for contract research.

     INTEREST EXPENSE

     Interest expense was $67,402 and $19,778 for the nine months ended September 30, 2005 and 2004, respectively. Interest expense to related parties was $64,263 and $14,291 for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily due to the interest incurred as a result of the notes payable to a director.

     LOSS APPLICABLE TO COMMON SHARES

     BASIC

     Loss applicable to common shares was $319,595 and $911,844 for the nine months ended September 30, 2005 and 2004, respectively. Net loss per common share based on the loss applicable to common shares for the nine months ended September 30, 2005 and 2004 was $0.13 and $0.43, respectively. The loss applicable to common shares includes the net loss from operations and Series B preferred stock dividends. The net loss per common share from operations was $0.12 and $0.42 for the nine months ended September 30, 2005 and 2004, respectively.

     Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock totaled $18,889 and $18,888 for the nine months ended September 30, 2005 and 2004, respectively.

     Basic loss per common share for the nine months ended September 30, 2005, was $0.13 per share with 2,448,906 weighted average common shares outstanding as compared to $0.43 per share and 2,137,667 weighted average common shares outstanding for the nine months ended September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     DILUTED

     Diluted loss per common share for the nine months ended September 30, 2005 was $0.13 per share with 2,448,906 average common shares outstanding as compared to $0.43 per share and 2,137,667 weighted average common shares outstanding for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, all outstanding common stock equivalents are anti-dilutive due to the net loss.

     LIQUIDITY AND WORKING CAPITAL

     At September 30, 2005, working capital was $(337,744) compared to $(108,778) at September 30, 2004. The decrease was due to a reduction in cash from operations, as well as a reduction in cash restricted for equipment purchases for the TFAF grant in the amount of $150,469. Also, an increase in notes payable, shareholders, reduced working capital. The Company used cash from operations of approximately $347,000 and $242,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively. Significant non-cash items including depreciation, accretion and amortization, warrants issued for consulting, debt conversion expense, inventory reserve on excess and obsolete inventory, and allowance for doubtful accounts were approximately $155,000 and $378,000, respectively, for the nine months ended September 30, 2005 and 2004. Accounts receivable, inventory and prepaids increased in excess of increases in accounts payable and accrued expenses by approximately $201,000 for the nine months ended September 30, 2005. Accounts payable and accrued expenses increased in excess of increases in accounts receivable, inventory and prepaids by approximately $271,000 for the nine months ended September 30, 2004.

     For investing activities, the Company used cash of approximately $43,000 and $423,000, for the nine months ended September 30, 2005 and September 30, 2004, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity and for leasehold improvements for the new facility. Proceeds on sale of equipment totaled $250 and $1,602 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

     For financing activity for the nine months ended September 30, 2005, the Company provided cash of approximately $411,000. Cash payments to third parties for capital lease obligations approximated $25,000. Proceeds from notes payable totaled $300,000. Proceeds from sale of common stock were $136,000.

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

     In November of 2004 a director agreed to loan the Company up to $200,000 for working capital, to be drawn by the Company in increments of $50,000. The interest rate is Huntington National Bank's prime rate plus 2%, which accrued and compounded monthly. The loan was secured by the Company's assets and perfected by the filing of a UCC-1 financing statement. For each $50,000 increment drawn on the loan the director received 5,000 warrants to purchase the Company's common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009. On November 3, 2004, $100,000 was drawn on the loan. An additional $50,000 was drawn on the loan on January 7, 2005 and also on April 1, 2005. The loan balance (principal and accrued interest) was repaid in October 2005.

     In April of 2005, the same director who agreed to provide a secured loan for $200,000 to the Company in November 2004, agreed to provide an additional $200,000 secured loan to the Company for working capital. The interest rate of 10% accrued and compounded monthly. On April 14, 2005, $100,000 was drawn on this loan. $100,000 was also drawn on the loan on May 20, 2005. Because the Company completed equity financing of at least $500,000 during the fourth quarter of 2005, the principal and accrued interest totaling $209,110 automatically converted to 104,555 shares of common stock, without par value, at a conversion rate of $2.00 per share. As part of the conversion, the director also received warrants to purchase an aggregate of 26,139 shares of the Company's common stock, without par value, at a purchase price of $3.00 per share.

     During October 2005, the Company entered into an agreement with the Estate of Edward R. Funk. The Company was indebted to the Estate in the amount of $188,411.71. The Estate agreed to cancel $188,000 of the indebtedness in exchange for 94,000 shares of common stock and warrants to purchase an additional 23,500 shares of common stock at $3.00 per share exercisable until October 2010. The Company transferred to the Estate $411.71 in full satisfaction of the remaining amount of the indebtedness.

     Also, during October 2005, the Company entered into an agreement with the Estate of Ingeborg V. Funk. The Company was indebted to the Estate in the amount of $100,980.21. The Estate agreed to cancel $100,000 of the indebtedness in exchange for 50,000 shares of common stock and warrants to purchase an additional 12,500 shares of common stock at $3.00 per share exercisable until October 2010. The Company transferred to the Estate $980.21 in full satisfaction of the remaining amount of the indebtedness.

     In addition, during October 2005, the Company entered into an agreement with Porter, Wright, Morris & Arthur LLP (PWMA). The Company is indebted to PWMA for legal services rendered by PWMA to the Company. PWMA agreed to cancel $90,000 of the indebtedness in exchange for 45,000 shares of common stock and warrants to purchase an additional 11,250 shares of common stock at $3.00 per share exercisable until October 2010.

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

     We commenced business in May of 1987. Our accumulated deficit since inception was $8,128,841 (unaudited) at September 30, 2005.

     We have financed the losses primarily from additional investments and loans by our major shareholders and a private offering of common stock and warrants to purchase common stock in 2004 and 2005. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations.

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

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     To obtain funding for the payment of debt and other payables, and for capital equipment and general working capital, the Company entered into Subscription Agreements with various accredited investors (the "Investors") from August 2, 2005 to October 14, 2005, for the sale of investment units (the "Units"), with each Unit consisting of (i) 1,000 shares of the Company's common stock without par value (the "Common Stock"), and (ii) a warrant to purchase 250 shares of Common Stock at $3.00 per share until October 14, 2010 (the "Warrants"). The Company offered the Units to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"), at a price of $2,000 per Unit.

     The Investors purchased an aggregate of $1,973,110 in Units representing 986,555 shares of Common Stock at a price of $2.00 per share, and warrants to purchase an additional 246,639 shares of Common Stock at $3.00 per share until October 14, 2010. The Company received $1,386,000 in cash from the Investors in exchange for the purchase of 693 Units representing (i) 693,000 shares of Common Stock, and (ii) warrants to purchase an additional 173,250 shares of Common Stock. The Company sold an additional 293.6 Units representing (i) 293,555 shares of Common Stock, and (ii) warrants to purchase an additional 73,389 shares of Common Stock, in exchange for the cancellation of an aggregate $587,110 of indebtedness of the Company held by four Investors.

     The Company granted the Investors registration rights with respect to the Common Stock and the shares of Common Stock underlying the Warrants. Pursuant to the terms of the Subscription Agreements, the Company must prepare and file with the Securities and Exchange Commission a registration statement covering the shares of Common Stock and the shares of Common Stock underlying the Warrants. The Company also granted the Investors piggyback registration rights with respect to the Common Stock and shares of Common Stock underlying the Warrants.

     The Company offered and sold the securities to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Act and Rule 506 promulgated thereunder. Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Act.

ITEM 6. EXHIBITS.

     31.1   Rule 13a-14(a) Certification of Principal Executive Officer.

     31.2   Rule 13a-14(a) Certification of Principal Financial Officer.

     32.1   Section 1350 Certification of Principal Executive Officer.

     32.2   Section 1350 Certification of Principal Financial Officer.

     99.1   Press Release dated October 28, 2005, entitled "Superconductive
            Components, Inc. Reports Improved Third Quarter Results"

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUPERCONDUCTIVE COMPONENTS, INC.


Date: October 28, 2005                  /s/ Daniel Rooney
                                        ----------------------------------------
                                        Daniel Rooney, President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)


                                        /s/ Gerald S. Blaskie
                                        ----------------------------------------
                                        Gerald S. Blaskie, Chief Financial
                                        Officer
                                        (Principal Financial Officer)