Form 10KSB
period 2005-12-31
SUPERCONDUCTIVE COMPONENTS INC
filed 2006-03-27
CIK 830616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2005

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

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 2005, were $3,457,182.

     The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $8,141,153 on March 22, 2006.

     There were 3,425,915 shares of the Registrant's Common Stock outstanding on March 22, 2006.

     Transitional Small Business Disclosure Format (check one):

Yes       No   X
    -----    -----

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Description of Business ........................................     3
Item 2.  Description of Property ........................................    10
Item 3.  Legal Proceedings ..............................................    10
Item 4.  Submission of Matters to a Vote of Security Holders ............    10

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters .......    11
Item 6.  Management's Discussion and Analysis or Plan of Operation ......    13
Item 7.  Financial Statements ...........................................    17
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ...........................................    17
Item 8A. Controls and Procedures ........................................    18
Item 8B. Other Information ..............................................    18

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ..............    18
Item 10. Executive Compensation .........................................    18
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................    18
Item 12. Certain Relationships and Related Transactions .................    19
Item 13. Exhibits .......................................................    19
Item 14. Principal Accountant Fees and Services .........................    21
         Signatures .....................................................    22

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

     Superconductive Components, Inc. ("SCI" or the "Company"), an Ohio corporation, was incorporated in 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive ("HTS") materials. The Company presents itself to the market as SCI Engineered Materials, an operating unit of Superconductive Components, Inc. The Company controls the manufacturing process and measures performance in terms of sales, in two categories - Ceramics and Metals. The performance measurements made in these two categories are, however, not conducive to segment reporting as there are many shared operating expenses relating to the production of both Ceramics and Metals that cannot be attributed solely to one or the other. The Company views its business as supplying ceramic and metal materials to a variety of industrial applications including: HTS, Photonics/Optical, and Thin Film Batteries. The production and sale of HTS materials was the initial focus of the Company's operations and these materials continue to be a part of the Company's development efforts. Photonics/Optical currently represents the Company's largest market for its materials. Thin Film Battery materials is a developing market where manufacturers of batteries use these materials to produce very small power supplies, with small quantities of stored energy.

HISTORY OF THE COMPANY

     The Company was founded in 1987 by Dr. Edward R. Funk and his wife Ingeborg Funk to develop, manufacture, and market HTS materials, including sputtering targets and ceramic powders for commercial applications of the newly discovered superconducting ceramics.

     Subsequently, the Company began to develop other materials. The Company began to focus on the market for superconducting thin films made from the Company's powders. A sputtering target is a metal, alloy or sintered ceramic that is specifically sized to fit into a special coating device called a sputtering system; in general, the sputtering targets are rectangular or cylindrical in geometry.

BUSINESS

     The Company views its business as supplying ceramic and metal materials to a variety of industrial applications including: HTS, Photonics/Optical, and Thin Film Batteries.

     The production and sale of HTS materials was the initial focus of the Company's operations and these materials continue to be part of the Company's development efforts. The Company continues to work with private companies and government agencies to develop new and improved products for future applications.

     Photonics/Optical currently represents the Company's largest market for its materials. The Company's customers are continually identifying new materials that improve the utility of optical coating. This includes improvements in their ability to focus or filter light, and coatings that improve wear and chemical attack resistance, all of which increase the potential demand for the types and amounts of materials the Company sells in this market. Photonic applications continue to expand as new methods are found to manipulate light waves to enhance the various properties of light the device manufacturers are seeking.

     Thin Film Battery materials is a developing market where manufacturers of batteries use these materials to produce very small power supplies, with small quantities of stored energy. A typical Thin Film Battery would be produced via Physical Vapor Deposition (PVD) with five or more thin layers. These batteries are often one centimeter square but only 15 microns thick. Potential applications for these batteries include, but are not limited to, active RFID tags, battery on chip, portable electronics, and medical implant devices.

     The Company achieved ISO 9001:2000 certification during the second quarter of 2005. This immediately resulted in the return of a major customer and the addition of a major customer and helped to increase the Company's customer base in 2005. Orders received in 2005 were $3,459,083, an increase of $1,441,023, or 71.4% over 2004.

     The Company had total annual revenues of $3,457,182, $2,172,864, and $2,268,488 in the fiscal years ended December 31, 2005, 2004, and 2003, respectively. During early 2004 the Company relocated to a modern facility, which caused a decrease in production during the relocation process. The Company also intentionally withdrew from low margin products.

     Principal suppliers to the Company in 2005 were Lattice Materials Corporation, Engelhard Corporation and Johnson Matthey. In every case, the Company believes that suitable substitute vendors can be found. As the Company's volume grows, the Company may make alliances or purchasing contracts with these or other vendors.

     The Company's largest customer represented over 20% percent of total revenues in 2005. The Company had $289,439 and $257,132 in contract research revenue, representing 8.4% and 11.8%, for the years ending December 31, 2005 and 2004, respectively.

MARKETING AND SALES

     The Company uses various distribution channels to reach end user markets including, direct sales by Company sales persons, independent manufacturers' representatives in the United States, and independent distributors for international markets. The Internet provides tremendous reach for new customers to be able to identify the Company as a source of their product needs. The Company has an operating website www.sciengineeredmaterials.com. In addition, a sales manager was added to the organization in 2004 to drive the Company's sales efforts and manage the Company's external representatives.

CERAMICS

     The Company is capable of producing ceramic powders via several different processing techniques including solid state, precipitation and combustion synthesis. Ceramic targets can also be produced in a variety of ways depending on the end user applications. Production techniques include sintering, cold isostatic pressing and hot pressing.

     Most of the Company's products are manufactured from component chemicals and metals supplied by various vendors. Production of HTS is dependent upon high purity Yttrium. If the Company suddenly lost the services of such suppliers, there could be a disruption in its manufacturing process until the suppliers were replaced. The Company has identified several firms as potential back-up suppliers who would be capable of supplying this material to the Company as necessary. To date, the Company has not experienced an interruption of raw material supplies.

METALS

     In addition to the ceramic targets mentioned above the Company produces metal sputtering targets and backing plates. The Company bonds the targets to the backing plates for application in the PVD industry. These targets can be produced by casting, hot pressing and machining of metals and metal alloys depending on the application.

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

     The Company has continually added production processes and testing equipment for the many product compositions that can be used as PVD materials.

COMPETITION

     The Company has a number of domestic and international competitors in both the ceramic and metal fields, many of whom have resources far in excess of the Company's. Williams Advanced Materials provides both powders and thin film deposition products. Kurt Lesker is another supplier of ceramic targets and Dowa Chemicals of Japan supplies HTS materials. With regard to metal targets, Tosoh, Williams Advanced Materials, Kurt Lesker and Plasmaterials are competing suppliers.

RESEARCH AND DEVELOPMENT

     The Company is developing sputtering targets which could be used to produce high K dielectric films via PVD processing. These materials could find applications in semiconductors. The Company focuses its research and development efforts in areas that build on its expertise in multi-component ceramic oxides.

     In June 2005, the Company received notification from the Department of Energy of a Notice of Financial Assistance Award that will provide support for Phase I of a Small Business Innovation Research (SBIR) grant entitled "Feasibility of Cost Effective, Long Length, BSCCO 2212 Round Wires, for Very High Field Magnets Beyond 12 Tesla at 4.2 Kelvin." The award, in an amount of $99,793, is for the nine months ending March 26, 2006. Revenues of $57,700 were recognized during 2005 for this award.

     During 2003 the Company successfully completed the development work on a Department of Energy SBIR Phase I sponsored project for optimizing BSCCO 2-2-1-2 ceramic powders for use in the production of long length HTS wires for high energy physics applications with potential for medical MRI imaging. The success of the project enabled the Company to obtain a $600,000 Phase II grant for pre-commercialization process development of the powder production process. The Company's partners in this two-year effort are Oxford Superconducting Technologies and Los Alamos National Lab. Revenues of $231,739 and $224,488 were recognized in 2005 and 2004, respectively. The Company has been awarded a no cost extension until March 31, 2006 to allow the Company's partners to complete their work.

     The Company became a member of a team led by Oxford Instrument Superconducting Technology in 2004, which was awarded a grant from the Department of Energy Superconductivity Partnership Initiative (SPI) Program. Revenues of $17,684 were generated in 2004. A member of the team determined that the technology is not as suitable for the MRI market segment as originally projected in 2001. In 2004, this member decided to withdraw from the program. Due to the unexpected change in market potential, the Company also removed itself from this Department of Energy SPI.

     All of the sponsored research and development contracts can be cancelled at the sponsor's option, with accrued costs being paid. The Company currently has $42,092 of funding from government sponsored research and development programs that could be cancelled at any time.

     The Company intends to continue to seek such funding as this funding maintains and expands the technical understanding within the Company.

     The Company has certain proprietary knowledge and trade secrets related to the manufacture of ceramic oxide PVD materials and patents covering some HTS products.

NEW PRODUCT INITIATIVES

     During 2005, the Company improved its production processes related to the manufacturing of ruthenium targets. These improvements have led to increased revenues.

     The Company has undertaken research and development opportunities with respect to new and innovative materials and processes to be used in connection with the production of Thin Film Batteries and Fuel Cells. Thin Film Battery materials is a developing market. Manufacturers of batteries use these materials to produce very small power supplies with small quantities of stored energy. A typical Thin Film Battery is produced via PVD sputtering targets with five or more thin layers. These batteries are often one centimeter square but only 15 microns thick.

     Presently, there are approximately five manufacturers of Thin Film Batteries in the country, each in various stages of development from prototype to small scale production. In addition there are several firms and research institutes conducting tests on Thin Film Batteries. Management believes this market may potentially become very large with significant growth expected during the next two years. There are numerous applications for Thin Film Batteries, including, but not limited to, active RFID tags, battery on chip, portable electronics, and medical implant devices. Given the many potential uses for Thin Film Batteries, the Company anticipates that the market for materials necessary to produce Thin Film Batteries will grow in direct correlation to the Thin Film Battery market itself.

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

     At present, the Company has several customers for the materials it produces for Thin Film Batteries. Since we have begun producing materials for the Thin Film Battery market, we have experienced no problems securing the supplies we need to produce the materials. We do not anticipate supply problems in the near future. However, changes in production methods and advancing technologies could render our current products obsolete and the new production protocols may require supplies that are less available in the marketplace, which may cause a slowing or complete halt to production as well as expanding costs which we may or may not be able to pass on to our customers.

     In October of 2003, the Company was awarded a $1.2 million grant from the State of Ohio's Third Frontier Action Fund. The Company has teamed with Lithchem Inc. to produce raw materials for the Company's Lithium Thin Film Battery sputtering target manufacturing process. The funds were used to procure capital equipment required to commercialize the manufacturing process for target manufacturing. In addition, three manufacturers of Lithium Thin Film Batteries have agreed to participate in the program and will provide testing and manufacturing qualification evaluations of targets produced using the commercial scale processes developed during the grant period. The term of the grant was two years. An extension has been approved and the program is expected to be completed by December 31, 2006. The Company has received and installed its equipment funded by this grant.

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

     The Company relies on a combination of patent and trademark law, license agreements, internal procedures and nondisclosure agreements to protect its intellectual property. Unfortunately, these may be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our products may be produced or sold do not protect our intellectual property rights to the same extent as the laws of the United States.

EMPLOYEES

     The Company had 20 full-time employees as of December 31, 2005. Of these employees one held a PhD in Material Science. The Company has never experienced work stoppage and considers its relations with employees to be good. The employees do not have a bargaining unit.

ENVIRONMENTAL MATTERS

     The Company handles all materials according to Federal, State and Local environmental regulations and includes Material Safety Data Sheets (MSDS) with all shipments to customers. The Company maintains a collection of MSDS sheets for all raw materials used in the manufacture of products and maintenance of equipment and insures that all personnel follow the handling instructions contained in the MSDS for each material. The Company contracts with a reputable fully permitted hazardous waste disposal company to dispose of the small amount of hazardous waste materials generated by the Company.

COLLECTIONS AND WRITE-OFFS

     The Company collected its receivables in an average of 35 days in 2005. The Company has occasionally been forced to write-off a few small invoices as uncollectible. The Company considers credit management critical to its success.

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

WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES IN THE PAST AND MAY CONTINUE TO DO SO IN THE FUTURE.

     We commenced business in May of 1987. Our accumulated deficit since inception was $8,161,355 at December 31, 2005.

     We have financed the losses primarily from additional investments and loans by our major shareholders and private offerings of common stock and warrants to purchase common stock in 2004 and 2005. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations.

WE HAVE LIMITED MARKETING AND SALES CAPABILITIES.

     To successfully market our products, we must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services. Our failure to develop these capabilities or obtain third-party agreements could adversely affect us. We hired a full time sales manager in 2004.

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

WE MAY NEED TO SEEK ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY REDUCE THE VALUE OF OUR COMMON STOCK.

     The Company has incurred substantial operating losses through 2005, which could require us to seek additional capital in the future. There is no assurance that new capital will be available or that it will be available on terms that will not result in substantial dilution or reduction in value of the Company's common stock.

OUR COMPETITORS HAVE FAR GREATER FINANCIAL AND OTHER RESOURCES THAN WE HAVE.

     The market for Thin Film Materials is a substantial market with significant competition in both ceramic and metal materials. While we believe that our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as a division of Praxair's Surface Science Technology group as well as Johnson Matthey, Williams Advanced Materials and Honeywell, all of which have more resources than we have.

     In addition, a significant portion of our business is in the very competitive market for sputtering targets made of ceramics, metals, and alloys. We face substantial competition in this area from companies with far greater financial and other resources than we have. We cannot provide assurance that developments by others will not render our products or technologies obsolete or less competitive.

GOVERNMENT CONTRACTS MAY BE TERMINATED OR SUSPENDED FOR NONCOMPLIANCE OR OTHER EVENTS BEYOND OUR CONTROL.

     The government may cancel virtually all of our government contracts, which are terminable at their option. While we have complied with applicable government rules and regulations and contract provisions in the past, we could fail to comply in the future. Noncompliance with government procurement regulations or contract provisions could result in the termination of government contracts. The termination of our government contracts or the adoption of new or modified procurement regulations or practices could adversely affect us.

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

THE RAPID TECHNOLOGICAL CHANGES OF OUR INDUSTRY MAY ADVERSELY AFFECT US IF WE DO NOT KEEP PACE WITH ADVANCING TECHNOLOGY.

     The Thin Film Market is characterized by rapidly advancing technology. Our success depends on our ability to keep pace with advancing technology and processes and industry standards. To date, we have focused our development efforts on powders and sputtering targets. We intend to continue to develop and integrate advances in the thin film coatings industry. However, our development efforts may be rendered obsolete by research efforts and technological advances made by others, and materials other than those we currently use may prove more advantageous.

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

     Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices. In 2001, our stock began trading on The Over the Counter Bulletin Board ("OTC Bulletin Board"). Nevertheless, our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchases of our common stock at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on a major stock exchange, such as The New York Stock Exchange or The Nasdaq National Market.

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

OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE ADDITIONAL SHARES OF STOCK.

     We are authorized to issue up to 15,000,000 shares of common stock, which may be issued by our board of directors for such consideration, as they may consider sufficient without seeking shareholder approval. The issuance of additional shares of common stock in the future may reduce the proportionate ownership and voting power of current shareholders.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's current office and manufacturing facilities are located at 2839 Charter Street, Columbus, Ohio, where it occupies approximately 32,000 square feet. The Company moved its operations into this facility in March 2004. The Company's lease on the property expires on August 16, 2014. The Company believes these facilities are in good condition and will be adequate for our needs for the foreseeable future.

     The Company is current on all operating lease liabilities.

ITEM 3. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

     The Company's common stock currently trades on the OTC Bulletin Board under the symbol "SCCI." The following table sets forth for the periods indicated the high and low bid quotations for the Company's common stock.

                                       HIGH    LOW
                                      -----   -----
FISCAL 2004
   Quarter Ended March 31, 2004       $4.05   $2.30
   Quarter Ended June 30, 2004         3.00    2.30
   Quarter Ended September 30, 2004    2.90    2.43
   Quarter Ended December 31, 2004     2.90    2.40

FISCAL 2005
   Quarter Ended March 31, 2005        2.50    1.75
   Quarter Ended June 30, 2005         3.12    1.75
   Quarter Ended September 30, 2005    2.95    2.25
   Quarter Ended December 31, 2005     5.50    2.25

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

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a "penny stock." Specifically, Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on NASD broker-dealers who make a market in a "penny stock." Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share and is not listed on The NASDAQ SmallCap Stock Market or a major stock exchange. These regulations affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers of the Company's common stock to sell their shares in the secondary market.

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

     As long as the penny stock regulations apply to the Company's stock, it may be difficult to trade such stock because compliance with the regulations can delay and/or preclude certain trading transactions. Broker-dealers may be discouraged from effecting transactions in the Company's stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of the Company's common stock, and impede the sale of the Company's stock.

HOLDERS OF RECORD

     As of December 31, 2005, there were approximately 468 holders of record of the common stock of the Company and 3,425,915 shares outstanding. There were approximately 46 holders of Series B Preferred and as of December 31, 2005 there were 25,185 shares outstanding.

DIVIDENDS

     The Company has never paid cash dividends on its common stock and does not expect to pay any dividends in the foreseeable future. The Company intends to retain future earnings for use in the business.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth additional information as of December 31, 2005, concerning shares of the Company's common stock that may be issued upon the exercise of options and other rights under the Company's existing equity compensation plans and arrangements, divided between plans approved by the Company's shareholders and plans or arrangements not submitted to the Company's shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

                                                                                                          NUMBER OF SECURITIES
                                                                                                         REMAINING AVAILABLE FOR
                                            NUMBER OF SECURITIES TO BE                                    ISSUANCE UNDER EQUITY
                                               ISSUED UPON EXERCISE        WEIGHTED-AVERAGE EXERCISE       COMPENSATION PLANS
                                              OF OUTSTANDING OPTIONS,        PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
                                                WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS   REFLECTED IN COLUMN (A))
                                                        (A)                           (B)                         (C)
                                            --------------------------   ----------------------------   ------------------------
Equity compensation plans
   approved by security holders (1)                   590,250                        $2.18                       280,450

Equity compensation plans not approved by
   security holders (2)                                17,500                        $2.88                            --
                                                      -------                        -----                       -------
Total                                                 607,750                        $2.20                       280,450
                                                      =======                        =====                       =======

----------
(1) Equity compensation plans approved by shareholders include the Company's 1995 Stock Option Plan.

(2) Includes 17,500 stock purchase warrants that can be acquired to purchase 17,500 shares of the Company's common stock, which were issued by the Company in exchange for consideration in the form of goods and services.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

     Superconductive Components, Inc. ("SCI" or the "Company"), an Ohio corporation, was incorporated in 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive ("HTS") materials. The Company presents itself to the market as SCI Engineered Materials, an operating unit of Superconductive Components, Inc. The Company controls the manufacturing process and measures performance in terms of sales, in two categories - Ceramics and Metals. The Company views its business as supplying ceramic and metal materials to a variety of industrial applications including: HTS, Photonics/Optical, and Thin Film Batteries. The production and sale of High Temperature Superconducting (HTS) materials was the initial focus of the Company's operations and these materials continue to be a part of the Company's development efforts. Photonics/Optical currently represents the Company's largest market for its materials. Thin Film Battery materials is a developing market where manufacturers of batteries use these materials to produce very small power supplies, with small quantities of stored energy.

Executive Summary

     For the year ended December 31, 2005, the Company had revenues of $3,457,182. This represented the highest revenue since 2001. This was an increase of $1,284,318, or 59.1%, over 2004. Revenues for the last six months of 2005 were $2,168,589, which included consecutive quarters of more than $1,000,000 in total revenue. The fourth quarter of 2005 included $1,103,621 in product revenue, which was the first quarter that product revenue exceeded $1,000,000. For the year ended December 31, 2005, the Company incurred a net loss applicable to common shares of $358,405 compared to a net loss of $1,125,007 for 2004. Non-cash expenses totaled $121,672 and $205,367 in 2005 and
2004, respectively.

     During 2004 the Company relocated its manufacturing to a new, modern facility. During this relocation the Company had significant down time. The Company was quoting long lead times prior to, during and shortly after the move. These long lead times contributed to a reduction in orders. The Company's shipments increased in 2005, as the Company has been able to provide product with more reasonable lead times. The Company expects improvement in its gross margins as the sales mix moves to higher margin products. The Thin Film Battery market is poised for growth beginning in 2006.

     The Company achieved ISO 9001:2000 certification during the second quarter of 2005. This immediately resulted in the return of a major customer and helped to increase the Company's customer base in 2005. Orders received in 2005 were $3,459,083, an increase of $1,441,023, or 71.4% over 2004.

     During 2005, the Company received equity funding of $1,386,000 as part of a private placement to accredited investors. This totaled 693,000 shares of common stock issued and also warrants to purchase 173,250 shares of the Company's common stock exercisable until October 2010. In addition, $587,110 of indebtedness was converted to 293,555 shares of common stock during 2005 and also warrants to purchase 73,389 shares of the Company's common stock exercisable until October 2010. These transactions increased outstanding shares of common stock from 2,439,360 at December 31, 2004 to 3,425,915 shares at December 31, 2005.

     The Company received notification from the Department of Energy of a Notice of Financial Assistance Award that will provide support for Phase I of an SBIR entitled "Feasibility of Cost Effective, Long Length, BSCCO 2212 Round Wires, for Very High Field Magnets Beyond 12 Tesla at 4.2 Kelvin." The award, in an amount of $99,793, is for the nine months ending March 26, 2006. Revenues of $57,700 were recognized during 2005 for this award.

Results of Operations

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-KSB for the year ended December 31, 2005 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit to our Company. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Fiscal Year 2005 As Compared to Fiscal Year 2004

     Revenues

     Revenues increased by 59.1% in fiscal 2005 to $3,457,182 from the fiscal 2004 level of $2,172,864.

     Product sales increased to $3,167,743 in 2005 from $1,915,732 in 2004 or an increase of 65.4%. The increase in revenues was due to the return of a major customer and the addition of another major customer as a direct result of the ISO 9001:2000 certification, as well as the addition of other new customers.

     In 2005, total contract research revenues were $289,439 as compared to $257,132 in 2004. Government development contract revenue was $289,439, or 8.4% of total revenues in 2005 and $239,448 or 11.0% of total revenues in 2004. The increase is due to a Phase II SBIR grant from the Department of Energy that began in 2003. The Department of Energy was the Company's largest contract customer in 2005 and 2004, accounting for 8.4% and 11.0% of the Company's revenues, respectively. Significant loss of government funding could have an adverse effect on the Company's financial condition and results of operations.

     During 2005, the Company received notification from the Department of Energy of a Notice of Financial Assistance Award that provides support for Phase I of an SBIR entitled "Feasibility of Cost Effective, Long Length, BSCCO 2212 Round Wires, for Very High Field Magnets Beyond 12 Tesla at 4.2 Kelvin." The award, in an amount of $99,793, is for the nine months ending March 26, 2006. Revenues of $57,700 were recognized during 2005 for this award.

     During 2003 the Company was awarded a Phase II Small Business Innovation Research grant for $523,612 from the Department of Energy. This award was to develop an advanced method to manufacture continuous reacted lengths of High Tc
Superconductor: Bismuth Strontium Calcium Copper Oxide - 2212 Wire. This contract generated $231,739 and $239,448 in revenues in 2005 and 2004, respectively.

     The Company became a member of a team led by Oxford Instruments Superconducting Technology, which was awarded a grant from the Department of Energy Superconductivity Partnership Initiative (SPI) Program. This program recognized $17,684 in revenues in 2004. A member of the team determined that the technology is not as suitable for the future Magnetic Resonance Imaging market segment as originally projected in 2001. As a result, in 2004, this member withdrew from the program. Due to the unexpected change in market potential the Company also removed itself from this SPI.

     Gross Margin

     Total gross margin in 2005 was $741,310 or 21.4% of total revenue as compared to $226,372 or 10.4% in 2004. The primary reason for the increase was due to higher sales, which resulted from increased production that led to improved operating efficiencies.

     Gross margin on product revenue was 23.5% in 2005 versus 12.5% in 2004, primarily due to the increase in product sales. Gross margin on contract research revenue was -0.6% for 2005 compared to -5.3% in 2004. The higher negative gross margin in 2004 was due to the Company's cost share of a contract that was reimbursed at 50%, which ended in 2004.

     Gross margin on the Company's products vary widely and are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margin will improve as sales grow. The

Company expects improved volume in 2006 as the efforts of the Sales Manager led to new sales opportunities with new customers. This added volume is expected to improve manufacturing overhead absorption yielding improved gross margins. In addition, increased sales to the Thin Film Battery market in 2006 are expected to improve the gross margin mix, leading to improved gross margins.

     Inventory reserves are established for obsolete inventory, excess inventory quantities based on management's estimate of net realizable value and for lower-of-cost or market. Reductions in this reserve were $26,269 and $28,923 for the years ended December 31, 2005, and 2004, respectively. Management deems the inventory reserve, after its assessment of obsolete inventory, at December 31, 2005, of $89,261 to be adequate for excess inventory and a lower of cost-or-market analysis. The decrease in the reserve for 2005 is a result of the reduction of a portion of obsolete inventory sold at reduced prices.

     Selling Expense

     Selling expense in 2005 increased to $237,569 from $236,235 in 2004, an increase of $1,334, or 0.6%. This slight increase was due to an increase in wages, which was primarily offset by a reduction in travel expense.

     General and Administrative Expense

     General and administrative expense in 2005 decreased to $770,600, from $884,000 in 2004, a decrease of $113,400, or 12.8%. The decrease in these costs was due primarily to the relocation of the Company's facility in 2004, of which $80,863 was expensed for this purpose. Also, in 2004, non-employee stock warrants were granted as compensation for consulting services, for which $26,690 was expensed.

     Research and Development Expenses

     Research and development costs for 2005 were $187,818 compared to $149,411 in 2004, an increase of 25.7%. This is due to an increase in wages, which includes non-cash compensation expense of $7,060 for the acceleration of stock options and Ruthenium and High K dielectric material and process developments.

     Interest Expense

     Interest expense was $75,624, or 2.2% of Company revenues in 2005, an increase of 161.9% from $28,877 in 2004. Interest expense for 2005 includes $70,684 for related party interest expense. The increase was due to the interest incurred as a result of the notes payable to a director.

LOSS APPLICABLE TO COMMON SHARES

     Net loss per common share based on the loss applicable to common shares was $0.13 and $0.51 per common share for the years ended December 31, 2005 and 2004, respectively. The loss applicable to common shares includes the net loss from operations and the accretion of Series B preferred stock dividends. The net loss per common share before dividends on preferred stock was $0.13 and $0.50 for the years ended December 31, 2005 and 2004, respectively. The difference between the net loss from operations and the loss applicable to common shares of $0.00 and $(0.01) is a result of the preferred position that the preferred shareholders have in comparison to the common shareholders.

     Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Annual Dividends on the Series B preferred stock were $25,185 in, 2005 and 2004.

LIQUIDITY AND WORKING CAPITAL

     At December 31, 2005, working capital was $1,443,380 compared to $(282,782) at December 31, 2004. The Company utilized cash from operations for the year ended December 31, 2005, of $365,357. The Company utilized cash from operations for the year ended December 31, 2004, of $413,516. Significant non-cash items, including depreciation, inventory reserve on excess and obsolete inventory, warrants issued from consulting and debt, acceleration of stock options, debt conversion expense, and allowance for doubtful accounts, were approximately $248,000 and $371,000 for the years ended December 31, 2005 and 2004, respectively. Accounts receivable, inventory and prepaids increased by approximately $172,000 while there was a decrease in accounts payable and accrued expenses by approximately $106,000 for the year ended December 31, 2005. Accounts payable and accrued expenses increased in excess of accounts receivable, inventory, and prepaids by approximately $314,000 as a result of an increase in accrued contract expenses and deferred contract revenue for the year ended December 31, 2004.

     For investing activities, the Company used cash of approximately $75,000 and $436,000 for the years ended December 31, 2005, and 2004, respectively. The amounts invested in 2005 and 2004 were used to purchase machinery and equipment for increased production capacity, new product lines and for leasehold improvements for the new facility. Proceeds on sale of equipment totaled $2,250 and $1,602 for the years ended December 31, 2005 and 2004, respectively.

     For financing activities for the year ended December 31, 2005, the Company provided cash of approximately $1,412,000. Cash payments to third parties for principal payments on capital lease obligations approximated $37,000. Proceeds from notes payable to shareholders totaled $300,000. Principal payments on notes payable to shareholders totaled $200,000. Net proceeds from sale of common stock were approximately $1,349,000.

     For financing activities for the year ended December 31, 2004, the Company provided cash of approximately $773,000. Cash payments to third parties for principal payments on capital lease obligations approximated $38,000. Proceeds from notes payable to shareholders totaled $250,000. Principal payments on notes payable to shareholders totaled $150,000. Proceeds from exercise of common stock options were $3,500. Net proceeds from sale of common stock were approximately $707,000.

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

     During 2003, the Company completed two private financing transactions, which included the following: (i) in exchange for $600,000 of cash from accredited investors, the Company issued convertible promissory notes in the aggregate amount of $600,000 and 122,000 warrants to purchase shares of common stock at $1.00 per share exercisable until June 30, 2008; and (ii) in exchange for the redemption of the Company's entire issuance of Series A redeemable convertible preferred stock held by the Estate of Edward R. Funk, the Company issued a convertible promissory note in the aggregate amount of $129,355 and 26,302 warrants to purchase shares of common stock at $1.00 per share exercisable until June 30, 2008. The terms of the promissory notes provided that the notes would automatically convert to common stock if the Company completed additional equity financing of more than $500,000 prior to June 30, 2004, with conversion on the same terms as the new equity financing. The Company used $100,000 of the financing proceeds to pay off its bank line of credit, which terminated on June 30, 2003, and the remainder to finance its move to the new facility and general corporate purposes.

     In May 2004, the Company received $720,202 in a private equity placement to accredited investors in exchange for 300,084 shares of its common stock ($2.40 per share) and warrants to purchase 60,017 shares of the Company's common stock at a purchase price of $2.88 per share exercisable until May 31, 2009. Because this completed an equity financing of more than $500,000 prior to June 30, 2004, $754,846 of principal and accrued interest on the convertible promissory notes issued in 2003 (as described in the preceding paragraph) converted to equity on the same terms as the May 2004 financing. Thus, the promissory notes converted to 314,519 shares of common stock at a rate of $2.40 per share and 62,904 warrants to purchase shares of common stock at $2.88 per share exercisable until May 31, 2009.

     In November 2004, a director agreed to loan the Company up to $200,000 for working capital, to be drawn by the Company in increments of $50,000. The interest rate was Huntington National Bank's prime rate plus 2%, accruing and compounding monthly. The loan was secured by a first lien on substantially all of the Company's assets. For each $50,000 increment drawn on the loan, the director received 5,000 warrants to purchase the Company's common stock at a purchase price of $2.50 per share exercisable until November 1, 2009. The loan was drawn based on the following schedule: November 3, 2004, $100,000, January 7, 2005, $50,000; and April 1, 2005, $50,000. The entire loan balance (principal and accrued interest) was repaid in October 2005.

     In April 2005, the same director who agreed to provide a secured loan for $200,000 to the Company in November 2004, agreed to provide an additional $200,000 secured loan to the Company for working capital. The interest rate was 10%, accruing and compounding monthly. On April 14, 2005, $100,000 was drawn on this loan. $100,000 was also drawn on the loan on May 20, 2005. By the terms of the loan, because the Company completed an equity financing of at least $500,000 during 2005, the principal and accrued interest on this loan totaling $209,110 automatically converted on the same basis as the new financing to 104,555 shares of common stock ($2.00 per share) and warrants to purchase an aggregate of 26,139 shares of the Company's common stock at a purchase price of $3.00 per share exercisable until October 2010.

     In the fourth quarter of 2005, the Company completed a private placement to accredited investors. The investors purchased 986,555 shares of common stock at a price of $2.00 per share and warrants to purchase an additional 246,639 shares of common stock at $3.00 per share until October 14, 2010. The Company received $1,386,000 in cash from certain investors for 693,000 shares of common stock and warrants to purchase 173,250 shares of Common Stock. Four other investors cancelled indebtedness owed by the Company in the aggregate amount of $587,110 in exchange for 293,555 shares of common stock and warrants to purchase 73,389 shares of common stock. The indebtedness cancelled was as follows: (i) the Estate of Edward R. Funk cancelled indebtedness of $188,411.71 in exchange for 94,000 shares of common stock, warrants to purchase 23,500 shares of common stock at $3.00 per share exercisable until October 2010, and payment of $411.71;
(ii) the Estate of Ingeborg V. Funk cancelled $100,000 of indebtedness in exchange for 50,000 shares of common stock, warrants to purchase 12,500 shares of common stock at $3.00 per share exercisable until October 2010, and payment of $980.21; (iii) Porter, Wright, Morris & Arthur LLP (PWMA) cancelled $90,000 of indebtedness for legal fees in exchange for 45,000 shares of common stock and warrants to purchase an additional 11,250 shares of common stock at $3.00 per share exercisable until October 2010; and (iv) a director cancelled $209,110 of a secured loan in exchange for 104,555 shares of common stock and warrants to purchase an additional 26,139 shares of common stock at $3.00 per share exercisable until October 2010 (as described in preceding paragraph).

INFLATION

     The Company believes that there has not been a significant impact from inflation on the Company's operations during the past three fiscal years.

FUTURE OPERATING RESULTS

     The Company plans to place some of its larger purchase commitments on an annualized basis for raw materials that can be purchased in larger quantities at reduced prices. In general, the Company attempts to limit inventory price increases by making an annual commitment, and drawing the material either as required, or on a monthly or quarterly basis. Such annual commitments may reach $500,000 in 2006 and greater in 2007 depending on sales volume increases. The terms of payment for such commitments are worked out with the vendor on a case-by-case basis, but in all cases are cancelable at the Company's discretion without penalty to the Company. The Company has purchased manufacturing equipment from the funds received from the State of Ohio Third Frontier Grant, which totals approximately $518,000.

     During 2004 and 2005, the Company used cash to purchase production equipment. The Company relocated its operations to a new facility in March of 2004. The relocation will provide the Company with the space to expand its production facilities and improve productivity.

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

ITEM 7. FINANCIAL STATEMENTS

     Our balance sheet as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2005 and 2004, together with the independent certified public accountants' report thereon appear on Pages F-1 through F-23 hereof.

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

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
     SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this item is included under the captions, "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our proxy statement relating to our 2006 Annual Meeting of Shareholders to be held on June 9, 2006, and is incorporated herein by reference.

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

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this item is included under the caption "EXECUTIVE COMPENSATION" in our proxy statement relating to our 2006 Annual Meeting of Shareholders to be held on June 9, 2006, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is included under the captions "OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS," and "OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS" in our proxy statement relating to our 2006 Annual Meeting of Shareholders to be held on June 9, 2006, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in our proxy statement relating to our 2006 Annual Meeting of Shareholders to be held on June 9, 2006, and is incorporated herein by reference.

ITEM 13. EXHIBITS.

EXHIBIT   EXHIBIT
 NUMBER   DESCRIPTION
-------   -----------
3(a)      Certificate of Second Amended and Restated Articles of Incorporation
          of Superconductive Components, Inc. (Incorporated by reference to
          Exhibit 3(a) to the Company's initial Form 10-SB, filed on September
          28, 2000)

3(b)      Restated Code of Regulations of Superconductive Components, Inc.
          (Incorporated by reference to Exhibit 3(b) to the Company's initial
          Form 10-SB, filed on September 28, 2000)

10(a)     Employment Agreement entered into as of February 26, 2002, between
          Daniel Rooney and the Company (Incorporated by reference to Exhibit
          10(a) to the Company's Registration Statement on Form SB-2
          (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(b)     Lease Agreement between Superconductive Components, Inc. and Duke
          Realty Ohio dated as of September 29, 2003, with Letter of
          Understanding dated February 17, 2004 (Incorporated by reference to
          Exhibit 10(a) to the Company's Quarterly Report on Form 10-QSB, filed on March 31, 2004)

10(c) Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

10(d)     License Agreement with Sandia Corporation dated February 26, 1996
          (Incorporated by reference to Exhibit 10(f) to the Company's Form
          10-SB Amendment No. 1, filed on January 3, 2001)

10(e)     Nonexclusive License with The University of Chicago (as Operator of
          Argonne National Laboratory) dated October 12, 1995 (Incorporated by reference to Exhibit 10(g) to the Company's Form 10-SB Amendment No.
          1, filed on January 3, 2001)

10(f)     Nonexclusive License with The University of Chicago (as Operator of
          Argonne National Laboratory) dated October 12, 1995 (Incorporated by reference to Exhibit 10(h) to the Company's Form 10-SB Amendment No.
          1, filed on January 3, 2001)

10(g) Department of Energy Award dated January 17, 2003 (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form
          10-QSB, filed on November 12, 2003)

10(h) Department of Energy Award dated June 24, 2003 (Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form
          10-QSB, filed on November 12, 2003)

10(i) Department of Energy Award dated September 29, 2003 (Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form
          10-QSB, filed on November 12, 2003)

10(j) Department of Energy Award dated July 21, 2005 (Incorporated by reference to Exhibit 10(k) to the Company's Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(k)     Ohio Department of Development Third Frontier Action Fund Award dated
          February 20, 2004 (Incorporated by reference to Exhibit 10(o) to the
          Company's Annual Report on Form 10-KSB, filed on March 30, 2004)

10(l)     Description of the Material Terms of the Superconductive Components,
          Inc. 2005 Executive Bonus Plan (Incorporated by reference to Exhibit
          10 to the Company's Current Report on Form 8-K, filed on April 20,
          2005)

10(m)     Form of Non-Statutory Stock Option Agreement Under the Superconductive
          Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan
          (Incorporated by reference to Exhibit 10.1 to the Company's Current
          Report on Form 8-K, filed on December 22, 2005)

10(n)     Subscription Agreement between the Company and the Estate of Edward R.
          Funk, dated October 14, 2005 (Incorporated by reference to Exhibit
          10(o) to the Company's Registration Statement on Form SB-2
          (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(o)     Subscription Agreement between the Company and the Estate of Ingeborg
          V. Funk, dated October 14, 2005 (Incorporated by reference to Exhibit
          10(p) to the Company's Registration Statement on Form SB-2
          (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(p)     Subscription Agreement between the Company and Robert H. Peitz, dated
          October 14, 2005 (Incorporated by reference to Exhibit 10(q) to the
          Company's Registration Statement on Form SB-2 (Registration No.
          333-131605), filed on February 6, 2006, and amended by Pre-effective
          Amendment No. 1 filed March 23, 2006)

10(q)     Warrant to purchase common stock of Superconductive Components, Inc.
          issued to the Estate of Edward R. Funk, dated October 19, 2005
          (Incorporated by reference to Exhibit 10(r) to the Company's
          Registration Statement Form on SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No.
          1 filed March 23, 2006)

10(r)     Warrant to purchase common stock of Superconductive Components, Inc.
          issued to the Estate of Ingeborg V. Funk, dated October 19, 2005
          (Incorporated by reference to Exhibit 10(s) to the Company's
          Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No.
          1 filed March 23, 2006)

10(s)     Warrant to purchase common stock of Superconductive Components, Inc.
          issued to Robert H. Peitz, effective October 19, 2005 (Incorporated by reference to Exhibit 10(t) to the Company's Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(t)     Conversion Agreement between the Company and the Estate of Edward R.
          Funk, dated October 14, 2005 (Incorporated by reference to Exhibit
          10(u) to the Company's Registration Statement on Form SB-2
          (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(u)     Conversion Agreement between the Company and the Estate of Ingeborg V.
          Funk, dated October 14, 2005 (Incorporated by reference to Exhibit
          10(v) to the Company's Registration Statement on Form SB-2
          (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

23   *    Consent of Independent Registered Accounting Firm

24   *    Powers of Attorney.

31.1 *    Rule 13a-14(a) Certification of Principal Executive Officer.

31.2 *    Rule 13a-14(a) Certification of Principal Financial Officer.

32.1 *    Section 1350 Certification of Principal Executive Officer.

32.2 *    Section 1350 Certification of Principal Financial Officer.

----------
*    Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is included under the caption "PRINCIPAL ACCOUNTANT FEES AND SERVICES" in our proxy statement relating to our 2006 Annual Meeting of Shareholders to be held on June 9, 2006 and is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUPERCONDUCTIVE COMPONENTS, INC.


Date: March 23, 2006                    By: /s/ Daniel Rooney
                                            ------------------------------------
                                            Daniel Rooney, Chairman of the Board
                                            of Directors, President and Chief
                                            Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of March 2006.

Signature                                            Title
---------                                            -----


/s/ Daniel Rooney                Chairman of the Board of Directors, President,
------------------------------   and Chief Executive Officer (principal
                                 executive officer)


/s/ Gerald S. Blaskie            Vice President and Chief Financial Officer
------------------------------   (principal financial officer and principal
Gerald S. Blaskie                accounting officer)


Robert J. Baker*                 Director
------------------------------
Robert J. Baker


Edward W. Ungar*                 Director
------------------------------
Edward W. Ungar


Robert H. Peitz*                 Director
------------------------------
Robert H. Peitz


Walter J. Doyle*                 Director
------------------------------
Walter J. Doyle


* By: /s/ Daniel Rooney
      ------------------------
      Daniel Rooney,
      Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Registered Public Accounting Firm                   F-1
Balance Sheet                                                             F-2-3
Statements of Operations                                                  F-4
Statements of Shareholders' Equity                                        F-5
Statements of Cash Flows                                                  F-6-7
Notes to Financial Statements                                             F-8-23

To the Board of Directors and Shareholders
Superconductive Components, Inc.
Columbus, Ohio

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying balance sheet of Superconductive Components, Inc. as of December 31, 2005, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superconductive Components, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ HAUSSER + TAYLOR LLC

Columbus, Ohio
February 8, 2006

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS
   Cash                                                        $ 1,161,369
   Accounts Receivable
      Trade, less allowance for doubtful accounts of $25,000       243,130
      Contract                                                      50,710
      Employees                                                        290
      Other                                                         13,459
   Inventories                                                     584,140
   Prepaid expenses                                                 11,748
                                                               -----------
         Total current assets                                    2,064,846
                                                               -----------
PROPERTY AND EQUIPMENT, AT COST
   Machinery and equipment                                       2,221,298
   Furniture and fixtures                                           23,643
   Leasehold improvements                                          284,072
   Construction in process                                         101,075
                                                               -----------
                                                                 2,630,088
   Less accumulated depreciation                                (1,814,959)
                                                               -----------
                                                                   815,129
                                                               -----------
OTHER ASSETS
   Deposits                                                         10,765
   Intangibles                                                      33,982
                                                               -----------
                                                                    44,747
                                                               -----------
TOTAL ASSETS                                                   $ 2,924,722
                                                               ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 2005

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Capital lease obligation, current portion                      $    39,949
   Accounts payable                                                   295,640
   Accrued contract expenses                                          145,104
   Accrued personal property taxes                                     35,000
   Accrued expenses                                                   105,773
                                                                  -----------
      Total current liabilities                                       621,466
                                                                  -----------
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                       71,381
                                                                  -----------
COMMITMENTS AND CONTINGENCIES                                              --
                                                                  -----------
SHAREHOLDERS' EQUITY
   Convertible preferred stock, Series B, 10% cumulative,
      nonvoting, no par value, $10 stated value, optional
      redemption at 103%; 25,185 shares issued and outstanding        334,961
   Common stock, no par value, authorized 15,000,000
      shares; 3,425,915 shares issued and outstanding               9,047,550
   Additional paid-in capital                                       1,010,719
   Accumulated deficit                                             (8,161,355)
                                                                  -----------
                                                                    2,231,875
                                                                  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 2,924,722
                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                             2005          2004
                                          ----------   -----------
SALES REVENUE                             $3,167,743   $ 1,915,732
CONTRACT RESEARCH REVENUE                    289,439       257,132
                                          ----------   -----------
                                           3,457,182     2,172,864
                                          ----------   -----------
COST OF SALES REVENUE                      2,424,554     1,675,729
COST OF CONTRACT RESEARCH                    291,318       270,763
                                          ----------   -----------
                                           2,715,872     1,946,492
                                          ----------   -----------
GROSS MARGIN                                 741,310       226,372

GENERAL AND ADMINISTRATIVE EXPENSES          770,600       884,000

SALES AND PROMOTIONAL EXPENSES               237,569       236,235
                                          ----------   -----------
LOSS FROM OPERATIONS                        (266,859)     (893,863)
                                          ----------   -----------
OTHER INCOME (EXPENSE)
   Interest income                             9,843         2,299
   Interest expense                          (75,624)      (28,877)
   Debt conversion expense (note 6)               --      (175,362)
   Gain/(loss) on disposal of equipment        2,250        (2,140)
   Miscellaneous, net                         (2,830)       (1,879)
                                          ----------   -----------
                                             (66,361)     (205,959)
                                          ----------   -----------
LOSS BEFORE PROVISION FOR INCOME TAX        (333,220)   (1,099,822)

INCOME TAX EXPENSE                                --            --
                                          ----------   -----------
NET LOSS                                    (333,220)   (1,099,822)

DIVIDENDS ON PREFERRED STOCK                 (25,185)      (25,185)
                                          ----------   -----------
LOSS APPLICABLE TO COMMON SHARES          $ (358,405)  $(1,125,007)
                                          ==========   ===========
EARNINGS PER SHARE - BASIC AND DILUTED
   (Note 2)

NET LOSS PER COMMON SHARE BEFORE
   DIVIDENDS ON PREFERRED STOCK
   Basic                                  $    (0.13)  $     (0.50)
                                          ==========   ===========
   Diluted                                $    (0.13)  $     (0.50)
                                          ==========   ===========
NET LOSS PER COMMON SHARE AFTER
   DIVIDENDS ON PREFERRED STOCK
   Basic                                  $    (0.13)  $     (0.51)
                                          ==========   ===========
   Diluted                                $    (0.13)  $     (0.51)
                                          ==========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                   2,665,078     2,212,884
                                          ==========   ===========
   Diluted                                 2,665,078     2,212,884
                                          ==========   ===========

The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                       CONVERTIBLE                  ADDITIONAL
                                                    PREFERRED STOCK,     COMMON       PAID-IN    ACCUMULATED
                                                        SERIES B          STOCK       CAPITAL      DEFICIT        TOTAL
                                                    ----------------   ----------   ----------   -----------   -----------
BALANCE 12/31/03                                        $284,591       $6,378,216   $   59,893   $(6,728,313)  $    (5,613)
Accretion of cumulative dividends                         25,185               --      (25,185)           --            --
Proceeds from exercise of common stock options                --            3,500           --            --         3,500
Proceeds from sale of common stock (net) (Note 6)             --          596,207      110,908            --       707,115
Conversion of debt to common stock (Note 6)                   --          563,730      366,478            --       930,208
Common stock warrants issued with debt (Note 5)               --               --       19,890            --        19,890
Common stock warrants issued for consulting
   services (Note 6)                                          --               --       26,690            --        26,690
Net loss                                                      --               --           --    (1,099,822)   (1,099,822)
                                                        --------       ----------   ----------   -----------   -----------
BALANCE 12/31/04                                        $309,776       $7,541,653   $  558,674   $(7,828,135)  $   581,968
Accretion of cumulative dividends                         25,185               --      (25,185)           --            --
Common stock warrants issued with debt (Note 5)               --               --       19,890            --        19,890
Conversion of debt to common stock (Note 6)                   --          461,469      125,641            --       587,110
Stock option acceleration (Note 7)                            --               --       27,215            --        27,215
Proceeds from sale of common stock (net) (Note 6)             --        1,044,428      304,484            --     1,348,912
Net loss                                                      --               --           --      (333,220)     (333,220)
                                                        --------       ----------   ----------   -----------   -----------
BALANCE 12/31/05                                        $334,961       $9,047,550   $1,010,719   $(8,161,355)  $ 2,231,875
                                                        ========       ==========   ==========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                              2005          2004
                                                           ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $ (333,220)  $(1,099,822)
                                                           ----------   -----------
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                            199,415       199,283
      Amortization and accretion                                3,088         3,088
      Warrants issued for consulting and debt                  36,465        30,005
      Acceleration of stock options                            27,215            --
      Debt conversion expense                                      --       175,362
      (Gain) loss on sale of equipment                         (2,250)        2,141
      Decrease in inventory reserve                           (26,269)      (28,923)
      Change in allowance for doubtful accounts                (8,176)        8,176
      Changes in operating assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable                                 (131,919)      (48,990)
         Inventories                                          (22,700)       (5,716)
         Prepaid expenses                                         878        17,572
         Other assets                                          (2,010)         (892)
      Increase (decrease) in liabilities:
         Accounts payable                                     155,543         7,980
         Accrued expenses                                    (261,417)      327,220
                                                           ----------   -----------
            Total adjustments                                 (32,137)      686,306
                                                           ----------   -----------
               Net cash used in operating activities         (365,357)     (413,516)
                                                           ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds on sale of equipment                                2,250         1,602
   Purchases of property and equipment                        (77,472)     (437,820)
                                                           ----------   -----------
               Net cash used in investing activities          (75,222)     (436,218)
                                                           ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable, shareholders                   300,000       250,000
   Principal payments on notes payable, shareholders         (200,000)     (150,000)
   Proceeds from exercise of common stock options                  --         3,500
   Proceeds from sale of common stock (net)                 1,348,912       707,115
   Principal payments on capital lease obligations            (37,027)      (37,758)
                                                           ----------   -----------
               Net cash provided by financing activities    1,411,885       772,857
                                                           ----------   -----------

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                   2005        2004
                                                                                ----------   --------
NET INCREASE (DECREASE) IN CASH                                                 $  971,306   $(76,877)

CASH - Beginning of period                                                         190,063    266,940
                                                                                ----------   --------

CASH - End of period                                                            $1,161,369   $190,063
                                                                                ==========   ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION

   Cash paid during the years for:
      Interest, net                                                             $   19,749   $  6,749
      Income taxes                                                              $       --   $     --

SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES

   Property and equipment purchased by capital lease                            $   75,900   $ 46,494

   Note payable converted to equity                                             $  488,000   $729,700

   Accrued interest converted to equity                                         $    9,110   $ 25,491

   Accounts payable converted to equity                                         $   90,000   $     --

   Machinery & Equipment and accrued asset retirement obligation                $    2,410   $ 12,330


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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory and excess inventory quantities based on management's estimate of net realizable value. The inventory reserve decreased $26,269 and $28,923 during 2005 and 2004, respectively. The decrease in the reserve is a result of a portion of obsolete inventory sold at reduced prices.

     The Company enters into cancelable purchase commitment arrangements with some suppliers. Estimated purchase commitments to these suppliers approximate $241,000 at December 31, 2005. The Company can cancel these commitments at the Company's discretion without penalty.

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

C. Research and Development - Internal research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2005 and 2004 were $187,818 and $149,411, respectively. The increase is due to an increase in wages, which includes non-cash compensation expense of $7,060 for the acceleration of stock options and Ruthenium and High K dielectric material and process developments.

D. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. These contracts vary from six months to three years in duration. The terms of the contracts, which are fixed price, require the Company to submit final reports and/or progress reports to the sponsor. While the contracts are subject to cancellation, management believes that the Company will comply with all terms of the contracts and that all of the amounts awarded to the Company will be collected.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Research revenue and expenses associated to third parties are separately identified in the Statements of Operations.

     During 2005 and 2004, the Company earned $289,439 and $257,132, respectively, in contract revenue. There is accounts receivable-contract of $50,710 at December 31, 2005.

     During 2003 the Company was awarded a twenty-four month contract in the amount of $523,612 that began June 27, 2003. This contract was granted a no cost extension until March 31, 2006.

     During 2005, the Company was awarded a nine-month contract in the amount of $99,793 that ends March 26, 2006.

E. Equipment - In 2004, the Company received funds of $517,935 from the Ohio Department of Development's Third Frontier Action Fund (TFAF) for the purpose of equipment related to the grant's purpose. Additionally, the Company received $27,500 as part of its contract with the Department of Energy for the purchase of equipment related to the contract's purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company's financial statements. As assets are purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet. As of December 31, 2005, the Company had disbursed the entire amount received. The Company has purchased equipment in the amount of $25,945 that has not been reimbursed by TFAF. This amount is included in current assets at December 31, 2005. The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the grant/contract.

F. Licenses - The Company has secured licenses to produce various superconductive materials for periods up to the expiration of the applicable patents. The license fees, included in "Other Assets" on the balance sheet, are being amortized over the expected life of the agreement or applicable patent, which is seventeen years. Cost and accumulated amortization of licenses at December 31, 2005 are $21,000 and $12,713, respectively. Amortization expense was $1,259 for the years ended December 31, 2005 and 2004. Amortization expense is estimated to be $1,259 for each of the next five years.

G. Patent - The Company has secured patents for manufacturing processes used in its operations. Costs incurred to secure the patents have been capitalized, included in "Other Assets" on the balance sheet, and are being amortized over the life of the patents. Cost and accumulated amortization of the patent at December 31, 2005 are $36,473 and $10,777, respectively. Amortization expense was $1,830 for the years ended December 31, 2005 and December 31, 2004. Amortization expense is estimated to be $1,830 for each of the next five years.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H. Income Taxes - Income taxes are provided for by utilizing the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets are recognized for net operating loss carryforwards, reduced by a valuation allowance which is established when "it is more likely than not" that some portion or all of the deferred tax assets will not be recognized.

I. Stock Based Compensation - The Company utilizes the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" which utilized a fair value based method. The Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", utilized a fair value based method. The FASB requires disclosure for new employee stock options of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method. For stock based compensation other than employees, the Company utilizes the fair value method as provided for in FASB #123.

     The Company's pro forma information for the years ended December 31, 2005 and 2004 in accordance with the provisions of FASB #123 is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following table compares 2005 and 2004 results as reported to the results had the Company adopted the expense recognition provisions of FASB #123.

                                           2005         2004
                                        ---------   -----------
Net loss applicable to
   common shares:
   As reported                          $(358,405)  $(1,125,007)
   Stock-based compensation, net of
      Tax for pro forma                   (22,068)       (6,237)
                                        ---------   -----------
   Pro forma net loss under SFAS #123   $(380,473)  $(1,131,244)

Basic and diluted loss per share:
   As reported                          $   (0.13)  $     (0.51)
   Pro forma under SFAS #123                (0.14)  $     (0.51)

     For the years ended December 31, 2005 and 2004, there was $27,215 and $0, respectively, of stock-based employee compensation cost included in the determination of net loss as reported.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J. Income (Loss) Per Common Share - Income (loss) per common share amounts are based on the weighted average number of shares outstanding. Due to the net loss in 2005 and 2004, the assumed conversion of preferred stock and exercise of stock options and warrants are anti-dilutive and have not been considered in the calculation of per share amounts.

K. Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash. No such investments were purchased.

L. Concentrations of Credit Risk - The Company's cash balances, which are at times in excess of federally insured levels, are maintained at a large regional bank and a global investment banking group, and are continually monitored to minimize the risk of loss. The Company grants credit to its customers, who are varied in terms of size, geographic location and financial strength. Customer balances are continually monitored to minimize the risk of loss.

     The Company had three major customers in 2005 and 2004, which accounted for approximately $1,375,000 and $243,000, respectively, of the total revenue and $106,000 of the trade accounts receivable at December 31, 2005.

M. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

N. Fair Value - The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see Note 11).

O. Revenue Recognition - Revenue from product sales is recognized upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Deferred revenues represents cash received in advance of the contract revenues earned. Revenue from contract research provided for third parties is recognized on the percentage of completion method.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

P. Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due, which amounted to $17,665 and $0 of net receivables for the years ended December 31, 2005 and 2004, respectively are considered delinquent. The Company does not charge interest on delinquent trade accounts receivable. Accounts greater than one year past due, which amount to $0 of net receivables for the years ended December 31, 2005 and 2004 are placed on non-accrual status. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

     Management estimates an allowance for doubtful accounts, which was $25,000 and $33,176 as of December 31, 2005 and 2004, respectively. The estimate is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. Bad debt expense of $2,337 and $26,498 was recognized for the years ended December 31, 2005 and 2004, respectively as a result of this estimate. Specific accounts are charged directly to the reserve when management obtains evidence of a customer's insolvency or otherwise determines that the account is uncollectible. Charge-offs of specific accounts for the years ended December 31, 2005 and 2004 totaled $11,000 and $18,000 respectively. $6,000 in 2004 was for a former employee.

Q. Intangible Assets - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires certain intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. There were no impairment adjustments for the years ended December 31, 2005 and 2004.

R. Recently Issued Accounting Standards - In December 2004, the FASB issued SFAS No. 123 (Revised), Shared Based Payment. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation costs will be recognized over the vesting period of the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of SFAS No. 123R is to record the additional compensation expenses on the financial statements that is currently disclosed in Note 2I. There was $27,215 of additional compensation expense included in 2005 as a result of the acceleration of employee incentive stock options.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 3. INVENTORIES

     Inventories consist of the following at December 31, 2005:

Raw materials                         $286,089
Work-in-process                        201,441
Finished goods                         185,871
                                      --------
                                       673,401
Less reserve for obsolete inventory     89,261
                                      --------
                                      $584,140
                                      ========

NOTE 4. LEASE OBLIGATIONS

     OPERATING

     The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring through 2014. Rent expense which includes various monthly rentals for the years ended December 31, 2005 and 2004, totaled $151,920 and $138,910, respectively. Future minimum lease payments at December 31, 2005 are as follows:

      2006        $100,138
      2007          94,362
      2008          94,362
      2009         106,635
      2010         108,484
2011 and beyond    393,402
                  --------
                  $897,383
                  ========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 4. LEASE OBLIGATIONS (CONTINUED)

     CAPITAL

     The Company also leases certain equipment under capital leases. The future minimum lease payments, by year, with the present value of such payments, as of December 31, 2005 is as follows:

2006                                      $ 47,676
2007                                        33,416
2008                                        31,683
2009                                        24,683
                                          --------
Total minimum lease payments               137,458
Less amount representing interest           26,128
                                          --------
Present value of minimum lease payments    111,330
Less current portion                        39,949
                                          --------
Long-term capital lease obligations       $ 71,381
                                          ========

     The equipment under capital lease at December 31, 2005 is included in the accompanying balance sheet under the following captions:

Machinery and equipment                   $220,306
Less accumulated depreciation               76,360
                                          --------
Net book value                            $143,946
                                          ========

     These assets are amortized over three to seven years using the straight-line method and amortization is included in depreciation expense.

     Depreciation expense totaled $23,322 and $18,070 for the years ended December 31, 2005 and 2004, respectively.

NOTE 5. RELATED PARTY NOTES PAYABLE

     During 2005, the Company entered into an agreement with the Estates of Edward R. Funk and Ingeborg V. Funk. The Company was indebted to the Estates in the amount of $289,391.92. The Estate agreed to cancel $288,000 of the indebtedness in exchange for 144,000 shares of common stock and warrants to purchase an additional 36,000 shares of common stock at $3.00 per share exercisable until October 2010. The Company transferred to the Estates $1,391.92 in full satisfaction of the remaining amount of the indebtedness.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY NOTES PAYABLE (CONTINUED)

     The Company completed two private financing transactions in 2003 including
     (i) the issuance of convertible promissory notes in the aggregate amount of $600,000 and 122,000 warrants to purchase shares of common stock in exchange for $600,000 in cash and (ii) the redemption of the Company's entire $129,770 obligation on its Series A redeemable convertible preferred stock in exchange for convertible promissory notes in the aggregate amount of $129,770, which represented the face amount of the preferred stock plus accrued and unpaid dividends and interest, and 26,302 warrants to purchase shares of common stock at $1.00 per share, above market value.

     Prior to June 30, 2004, the Company completed equity financing of at least $500,000, thereby requiring the principal and accrued interest on the convertible promissory notes totaling $754,846 to convert to equity. Pursuant to the terms of the promissory notes the promissory notes converted to common stock, without par value, at a rate of $2.40 per share. As a result of the conversion of the promissory notes on May 13, 2004, no additional vesting of warrants occurred and the holders of the notes received 84,930 warrants to purchase the Company's common stock, without par value, at a purchase price of $1.00 and exercisable until June 2008.

     Therefore, the Company recorded the debt conversion in accordance with SFAS #84 - "Induced Conversions of Convertible Debt" which requires recognition of an expense equal to the fair value of the additional securities issued with conversion. The Company expensed $175,362 of debt conversion expense in 2004.

     In November of 2004 a director agreed to loan the Company up to $200,000 for working capital, to be drawn by the Company in increments of $50,000. The interest rate was Huntington National Bank's prime rate plus 2%, which accrued and compounded monthly. The loan was secured by the Company's assets and perfected by the filing of a UCC-1 financing statement. For each $50,000 increment drawn on the loan the director received 5,000 warrants to purchase the Company's common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009. The loan was drawn on the following schedule: November 3, 2004, $100,000; January 7, 2005, $50,000; and April 1, 2005, $50,000. The loan balance (principal and accrued interest) was repaid in October 2005 and the UCC-1 financing statement was terminated.

     In April of 2005, the same director who agreed to provide a loan to the Company in November 2004, agreed to provide an additional $200,000 convertible secured loan to the Company for working capital. The interest rate of 10% accrued and compounded monthly. The loan was drawn on the following schedule: April 14, 2005, $100,000; and May 20, 2005, $100,000.
     Because the Company completed equity financing of at least $500,000 during the fourth quarter of 2005, the principal and accrued interest totaling $209,110 automatically converted on the same basis as the new financing to 104,555 shares of common stock ($2.00 per share) and warrants to purchase an aggregate of 26,139 shares of the Company's common stock at a purchase price of $3.00 per share exercisable until October 2010.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6. COMMON AND PREFERRED STOCK

     COMMON STOCK

     In 2005, the Company, in a private placement to seven accredited investors sold 693,000 shares of its common stock, without par value, at a purchase price of $2.00 per share. As part of the private placement, the accredited investors also received warrants to purchase 173,250 shares of the Company's common stock, without par value, at a purchase price of $3.00 per share exercisable until October 2010. The net proceeds received from the sale of common stock were $1,348,912. Of the net proceeds, the warrants were valued at $304,484, which was recorded as additional paid-in capital.

     In April of 2005, as mentioned in note 5, a director agreed to provide a $200,000 convertible secured loan to the Company for working capital. Because the Company completed equity financing of at least $500,000 during 2005, the principal and accrued interest totaling $209,110 automatically converted on the same basis as the new financing to 104,555 shares of common stock ($2.00 per share) and warrants to purchase 26,139 shares of the Company's common stock at a purchase price of $3.00 per share exercisable until October 2010.

     During 2005, the Company entered into an agreement with the Estate of Edward R. Funk. The Company was indebted to the Estate in the amount of $188,411.71. The Estate agreed to cancel $188,000 of the indebtedness in exchange for 94,000 shares of common stock and warrants to purchase an additional 23,500 shares of common stock at $3.00 per share exercisable until October 2010. The Company transferred to the Estate $411.71 in full satisfaction of the remaining amount of the indebtedness.

     Also, during 2005, the Company entered into an agreement with the Estate of Ingeborg V. Funk. The Company was indebted to the Estate in the amount of $100,980.21. The Estate agreed to cancel $100,000 of the indebtedness in exchange for 50,000 shares of common stock and warrants to purchase an additional 12,500 shares of common stock at $3.00 per share exercisable until October 2010. The Company transferred to the Estate $980.21 in full satisfaction of the remaining amount of the indebtedness.

     In addition, during 2005, the Company entered into an agreement with Porter, Wright, Morris & Arthur LLP (PWMA). The Company was indebted to PWMA for legal services rendered to the Company. PWMA agreed to cancel $90,000 of the indebtedness in exchange for 45,000 shares of common stock and warrants to purchase an additional 11,250 shares of common stock at $3.00 per share exercisable until October 2010.

     In 2004, the Company, in a private placement to eight accredited investors sold 300,084 shares of its common stock, without par value, at a purchase price of $2.40 per share. The total offering price paid in cash was $720,000. As part of the private placement, the accredited investors also received warrants to purchase 60,017 shares of the Company's common stock, without par value, at a purchase price of $2.88 per share exercisable until May 2009.

     The related party debt described in Note 5 had a conversion feature if the Company completed an equity financing of $500,000. With the above sale, debt and accrued interest totaling $754,846 was converted to equity during 2004. Pursuant to the terms of the promissory notes the promissory notes converted to common stock, without

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6. COMMON AND PREFERRED STOCK (CONTINUED)

     par value, at a rate of $2.40 per share and entitled the holders of the promissory notes to receive warrants under the same terms as provided in the 2004 private equity financing.

     With the change in terms of the debt when converted to equity, the Company recorded the debt conversion in accordance with SFAS #84 - "Induced Conversions of Convertible Debt" which required recognition of an expense equal to the fair value of the additional securities issued with conversion, which totaled $175,362. Of the total debt converted as repriced for the conversion, $563,730 was allocated to common stock and $366,478 was allocated to additional paid-in capital. 314,520 shares of common stock and 62,900 common stock warrants valued at $2.88 were issued for the debt and accrued interest. These warrants expire May 2009.

     During 2004, 17,500 warrants valued at $2.88 were issued to a third party consultant for services rendered during the year. The warrants were valued at $35,586 and expire May 2009. Of the total value, $26,690 was allocated to additional paid-in capital for consulting services rendered during 2004 and $8,896 was netted against the proceeds raised in the sale of the units in 2004.

     During 2004, 1,500 stock options were exercised resulting in proceeds of $3,500. The exercise price for these options ranged from $2.00 to $2.50.

     PREFERRED STOCK

     Shares of preferred stock authorized and outstanding at December 31, 2005 are as follows:

                               SHARES        SHARES
                             AUTHORIZED   OUTSTANDING
                             ----------   -----------
Cumulative Preferred Stock    10,000           --
Voting Preferred Stock       125,000           --
Non-Voting Preferred Stock   125,000(a)    25,185(b)

(a) Includes 700 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock authorized for issuance.

(b) Includes 25,185 shares of Series B Preferred Stock outstanding at December 31, 2005.

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

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6. COMMON AND PREFERRED STOCK (CONTINUED)

     The Company redeemed the Series A preferred stock in 2003 (see note 5). During 2005 and 2004, no Series B cash dividends were paid. At December 31, 2005 the Company has accrued dividends on Series B preferred stock of $75,555, which is included in convertible preferred stock, Series B on the balance sheet at December 31, 2005.

     EARNINGS PER SHARE

     At December 31, 2005 and 2004, all outstanding common stock equivalents which include preferred stock, Series B, employee and director stock options and warrants are antidilutive due to the net loss.

                     DECEMBER 31,   DECEMBER 31,
                         2005           2004
                     ------------   ------------
Options                  590,250       475,250
Warrants                 651,987       392,648
Preferred Series B        50,370        50,370
                       ---------       -------
                       1,292,607       918,268
                       =========       =======

     The following data show the amounts used in computing income (loss) per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                   2005          2004
                                                ----------   -----------
Loss applicable to common shareholders
   used in basic EPS and diluted EPS            $ (358,405)  $(1,125,007)
                                                ==========   ===========

Weighted average number of common shares
   used in EPS                                   2,665,078     2,212,884

Effect of dilutive securities:
Stock options and warrants                              --            --
                                                ----------   -----------

Weighted number of common shares and dilutive
   potential common stock used in diluted EPS    2,665,078     2,212,884
                                                ==========   ===========

NOTE 7. STOCK OPTION PLANS

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

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 7. STOCK OPTION PLANS (CONTINUED)

     The Company elected to accelerate the vesting of incentive stock options on 149,500 shares of its common stock. The decision to accelerate vesting of these stock options was made primarily to allow the Company to avoid recognizing compensation cost on future financial statements, as required by a new accounting rule. Because these options had exercise prices below the market value at the time of acceleration the Company recognized non-compensation expense of $27,215 in 2005.

     The cumulative status at December 31, 2005 and 2004 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

     EMPLOYEE STOCK OPTIONS

                                                              AVERAGE
                                          STOCK OPTIONS   EXERCISE PRICE
                                          -------------   --------------
Outstanding at December 31, 2003             258,500           $1.67
   Granted                                    70,000            2.78
   Exercised                                      --              --
   Expired                                        --              --
   Forfeited                                 (17,250)           2.17
                                             -------           -----
Outstanding at December 31, 2004             311,250            1.89
   Granted                                    40,000            2.40
   Exercised                                      --              --
   Expired                                   (23,000)           2.00
   Forfeited                                      --              --
                                             -------           -----
Outstanding at December 31, 2005             328,250           $1.95
                                             =======           =====
Shares exercisable at December 31, 2004      149,100           $1.73
Shares exercisable at December 31, 2005      328,250           $1.95

                        SUPERCONDUCTIVE COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 7. STOCK OPTION PLANS (CONTINUED)

     NON-EMPLOYEE DIRECTOR STOCK OPTIONS

                                                             WEIGHTED
                                                              AVERAGE
                                          STOCK OPTIONS   EXERCISE PRICE
                                          -------------   --------------
Outstanding at December 31, 2003             137,000           $1.89
   Granted                                    30,000            2.60
   Exercised                                  (1,500)           2.33
   Expired                                    (1,500)           2.50
   Forfeited                                      --              --
                                             -------           -----
Outstanding at December 31, 2004             164,000            2.01
   Granted                                   100,000            3.20
   Exercised                                      --              --
   Expired                                   (17,000)           2.11
   Forfeited                                      --              --
                                             -------           -----
Outstanding at December 31, 2005             247,000           $2.48
                                             =======           =====
Shares exercisable at December 31, 2004      131,000           $1.87
Shares exercisable at December 31, 2005      197,000           $2.10

     Exercise prices for options range from $1.00 to $4.00 for options at December 31, 2005. The weighted average option price for all options outstanding is $2.18 with a weighted average remaining contractual life of
     7.0 years.

     The weighted average fair values at date of grant for options granted during 2005 and 2004 were $2.75 and $2.73, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                          2005     2004
                         ------   ------
Expected life in years      7.0      6.9
Interest rate                 5%       5%
Volatility               110.77%  106.27%
Dividend yield                0%       0%

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8. WARRANTS ISSUED AND VESTED

     The cumulative status at December 31, 2005 of warrants issued and vested is summarized as follows:

                                                     Issue   Expiration   Warrant
 Issued      Vested          Consideration           Date       Date       Price
 ------     -------   ---------------------------   ------   ----------   -------
150,000     150,000    Subordinated Notes Payable   Jan-00     Jan-10     $2.50(c)
148,302(a)   84,930   Convertible Promissory Note   Jun-03     Jun-08     $1.00(d)
 10,000(b)    9,100         Lease Guarantee         Jun-03     Jun-08     $1.00(d)
122,918     122,918     Private Equity Offering     May-04     May-09     $2.88(d)
 17,500      17,500       Consulting Services       May-04     May-09     $2.88(d)
 20,000      20,000    Revolving Promissory Note    Nov-04     Nov-09     $2.50(d)
246,639     246,639     Private Equity Offering     Oct-05     Oct-10     $3.00(d)

(a) - The Company issued 148,302 warrants to purchase common stock of the Company subject to vesting. As a result of the conversion of the promissory notes on May 13, 2004, no additional vesting accrues and the number of shares of common stock issuable under the warrants is fixed at 84,930.

(b) - The Company issued 10,000 warrants to purchase common stock of the Company subject to vesting. The warrants vested according to the following schedule: (i) 4,600 on the date of grant; and (ii) up to 5,400 vesting at a rate of 150 per month for up to 36 months. As of December 31, 2005, 9,100 shares of common stock had vested.

(c) - At fair market value.

(d) - Above fair market value.

NOTE 9. INCOME TAXES

     Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                        2005
                                     ----------
Deferred tax assets
   NOL Carryforward                  $2,465,000
   UNICAP                                29,000
   Allowance for doubtful accounts       10,000
   Reserve for obsolete inventory        34,000
   Property and equipment               (21,000)
                                     ----------
                                      2,517,000
Valuation allowance                   2,517,000
                                     ----------
Net                                  $       --
                                     ==========

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES (CONTINUED)

     A valuation allowance has been recorded against the realizability of the net deferred tax asset, such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $2,517,000 and $2,652,000 at December 31, 2005 and 2004, respectively.

     The Company has net operating loss carryovers available for federal and state tax purposes of approximately $6,486,000, which expire in varying amounts through 2025.

     For the years ended December 31, 2005 and 2004, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

                           PERCENTAGE
                         -------------
                          2005    2004
                         -----   -----
Federal statutory rate   (34.0)  (34.0)
Valuation allowance       34.0    34.0
                         -----   -----
Effective rate              --%     --%
                         =====   =====

     The expense (benefit) for income taxes consists of the following:

                      2005   2004
                      ----   ----
Current expense        $--    $--
Deferred expense        --     --
                       ---    ---
Total                  $--    $--
                       ---    ---

NOTE 10. RELATED PARTY TRANSACTIONS

     The Company had trade payables, shareholders of $7,920 at December 31, 2004, pertaining to reimbursement for purchase of goods and services obtained for Company purposes. The Estate of the shareholder agreed to cancel the indebtedness in exchange for 3,960 shares of common stock and warrants to purchase an additional 990 shares of common stock at $3.00 per share exercisable until October 2010.

     Interest expense, shareholders was $70,684 and $22,407 for the years ended December 31, 2005 and 2004, respectively.

     For additional information regarding related party transactions, see Notes 5, 6 and 8.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

     - Cash and cash equivalents, short-term debt and current maturities of long-term debt: Amounts reported in the balance sheet approximate fair market value due to the short maturity of these instruments.

     - Long-term capital lease obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on these obligations range from 4.5% to 11.4%.

NOTE 12. ASSET RETIREMENT OBLIGATION

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

     The Company recorded a cumulative effect of a change in accounting as a charge to loss from operations of $15,866 on January 1, 2003 for amortization of the related asset recorded for these costs. Following is a reconciliation of the aggregate retirement liability associated with the Company's obligation to dismantle and remove the machinery and equipment associated with its lease of its previous facility and the current facility. The Company moved to its current facility in first quarter 2004.

Balance at December 31, 2004                           $ 12,330
   Increase in present value of the obligation
      (accretion expense in the corresponding amount
      charged against earnings)                           3,312
      Liabilities settled                               (13,232)
                                                       --------
Balance at December 31, 2005                           $  2,410
                                                       ========