Form 10QSB
period 2006-03-31
SUPERCONDUCTIVE COMPONENTS INC
filed 2006-05-08
CIK 830616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). YES     NO  X
                                                ---    ---

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 3,425,915 shares of Common Stock, without par value, were outstanding at April 30, 2006.

     Transitional Small Business Disclosure Format (Check one): YES     NO  X
                                                                    ---    ---

                                   FORM 10-QSB

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements.

              Balance Sheets as of March 31, 2006 (unaudited) and
                 December 31, 2005                                           3

              Statements of Operations For the Three Months Ended
                 March 31, 2006 and 2005 (unaudited)                         5

              Statements of Cash Flows For the Three Months Ended
                 March 31, 2006 and 2005 (unaudited)                         6

              Notes to Financial Statements (unaudited)                      8

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                          12

   Item 3. Controls and Procedures                                          18

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                MARCH 31,    DECEMBER 31,
                                                                   2006          2005
                                                               -----------   ------------
                                                               (UNAUDITED)
CURRENT ASSETS
   Cash                                                        $ 1,069,912   $ 1,161,369
   Accounts receivable
      Trade, less allowance for doubtful accounts of $25,000       353,298       243,130
      Contract                                                      38,923        50,710
      Employees                                                         74           290
      Other                                                         14,801        13,459
   Inventories                                                     543,560       584,140
   Prepaid expenses                                                 27,239        11,748
                                                               -----------   -----------
      Total current assets                                       2,047,807     2,064,846
                                                               -----------   -----------
PROPERTY AND EQUIPMENT, AT COST
   Machinery and equipment                                       2,368,257     2,221,298
   Furniture and fixtures                                           23,643        23,643
   Leasehold improvements                                          289,315       284,072
   Construction in progress                                          9,175       101,075
                                                               -----------   -----------
                                                                 2,690,390     2,630,088
   Less accumulated depreciation                                (1,850,374)   (1,814,959)
                                                               -----------   -----------
                                                                   840,016       815,129
                                                               -----------   -----------
OTHER ASSETS
   Deposit                                                          18,677        10,765
   Intangibles                                                      33,210        33,982
                                                               -----------   -----------
      Total other assets                                            51,887        44,747
                                                               -----------   -----------
TOTAL ASSETS                                                   $ 2,939,710   $ 2,924,722
                                                               ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                MARCH 31,    DECEMBER 31,
                                                                   2006          2005
                                                               -----------   ------------
                                                               (UNAUDITED)
CURRENT LIABILITIES
   Capital lease obligation, current portion                   $    38,099   $    39,949
   Accounts payable                                                353,599       295,640
   Accrued contract expenses                                       167,505       145,104
   Accrued personal property taxes                                  36,431        35,000
   Accrued expenses and other                                      128,658       105,773
                                                               -----------   -----------
      Total current liabilities                                    724,292       621,466
                                                               -----------   -----------
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                    67,854        71,381
                                                               -----------   -----------
COMMITMENTS AND CONTINGENCIES                                           --            --
                                                               -----------   -----------
SHAREHOLDERS' EQUITY
   Convertible preferred stock, Series B, 10% cumulative,
      nonvoting, no par value, $10 stated value, optional
      redemption at 103%; 25,185 issued and outstanding            341,258       334,961
   Common stock, no par value, authorized 15,000,000 shares;
      3,425,915 shares issued and outstanding                    9,010,217     9,047,550
   Additional paid-in capital                                    1,004,421     1,010,719
   Accumulated deficit                                          (8,208,332)   (8,161,355)
                                                               -----------   -----------
                                                                 2,147,564     2,231,875
                                                               -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 2,939,710   $ 2,924,722
                                                               ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                            2006         2005
                                         ----------   ----------
SALES REVENUE                            $1,158,531   $  486,626
CONTRACT RESEARCH REVENUE                    42,092       88,433
                                         ----------   ----------
                                          1,200,623      575,059
                                         ----------   ----------
COST OF SALES REVENUE                       910,243      380,470
COST OF CONTRACT RESEARCH                    17,407       37,735
                                         ----------   ----------
                                            927,650      418,205
                                         ----------   ----------
GROSS MARGIN                                272,973      156,854
GENERAL AND ADMINISTRATIVE EXPENSES         212,730      186,019
RESEARCH AND DEVELOPMENT EXPENSES            47,176       42,068
SALES AND PROMOTIONAL EXPENSES               68,103       52,522
                                         ----------   ----------
LOSS FROM OPERATIONS                        (55,036)    (123,755)
                                         ----------   ----------
OTHER INCOME (EXPENSE)
   Interest income                           10,795          344
   Interest expense                          (2,024)     (15,522)
   Gain on disposal of equipment                 --          250
   Miscellaneous, net                          (712)        (234)
                                         ----------   ----------
                                              8,059      (15,162)
                                         ----------   ----------
LOSS BEFORE PROVISION FOR INCOME TAX        (46,977)    (138,917)
INCOME TAX EXPENSE                               --           --
                                         ----------   ----------
NET LOSS                                    (46,977)    (138,917)
DIVIDENDS ON PREFERRED STOCK                 (6,296)      (6,296)
                                         ----------   ----------
LOSS APPLICABLE TO COMMON SHARES         $  (53,273)  $ (145,213)
                                         ==========   ==========
EARNINGS PER SHARE - BASIC AND DILUTED
(Note 2)
NET LOSS PER COMMON SHARE BEFORE
   DIVIDENDS ON PREFERRED STOCK
   Basic                                 $    (0.01)  $    (0.06)
                                         ==========   ==========
   Diluted                               $    (0.01)  $    (0.06)
                                         ==========   ==========
NET LOSS PER COMMON SHARE AFTER
   DIVIDENDS ON PREFERRED STOCK
   Basic                                 $    (0.02)  $    (0.06)
                                         ==========   ==========
   Diluted                               $    (0.02)  $    (0.06)
                                         ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                  3,425,915    2,439,360
                                         ==========   ==========
   Diluted                                3,425,915    2,439,360
                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                   (UNAUDITED)

                                                                       2006        2005
                                                                     --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                          $(46,977)  $(138,917)
                                                                     --------   ---------
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and accretion                                       50,242      52,914
      Amortization                                                        772         772
      Gain on disposal of equipment                                        --        (250)
      Inventory reserve                                                    --      (9,920)
      Provision for doubtful accounts                                      --       8,176
      Changes in operating assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable                                          (99,507)    (69,249)
         Inventories                                                   40,580     (12,046)
         Prepaid expenses                                             (15,491)    (22,453)
         Other assets                                                  (7,912)         --
      Increase (decrease) in liabilities:
         Accounts payable                                              57,960      83,569
         Accrued expenses and deferred revenue                         45,888     (66,592)
                                                                     --------   ---------
            Total adjustments                                          72,532     (35,079)
                                                                     --------   ---------
               Net cash provided by (used in) operating activities     25,555    (173,996)
                                                                     --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds on sale of equipment                                           --         250
   Purchases of property and equipment                                (65,922)    (14,966)
                                                                     --------   ---------
               Net cash used in investing activities                  (65,922)    (14,716)
                                                                     --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable                                              --      50,000
   Payments related to registration of common stock                   (37,333)         --
   Principal payments on capital lease obligations                    (13,757)     (8,215)
                                                                     --------   ---------
               Net cash (used in) provided by financing activities    (51,090)     41,785
                                                                     --------   ---------

   The accompanying notes are an integral part of these financial statements.

                        SUPERCONDUCTIVE COMPONENTS, INC.

                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                          2006         2005
                                                       ----------   ---------
NET DECREASE IN CASH                                   $  (91,457)  $(146,927)
CASH - Beginning of period                              1,161,369     190,063
                                                       ----------   ---------
CASH - End of period                                   $1,069,912   $  43,136
                                                       ==========   =========
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
   Cash paid during the years for:
      Interest, net                                    $    2,024   $   1,156
      Income taxes                                     $       --   $      --
SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES
   Property and equipment purchased by capital lease   $    8,380   $      --

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005. Interim results are not necessarily indicative of results for the full year.

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

     EQUIPMENT PURCHASED WITH GRANT FUNDING

     In 2004, the Company received funds of $517,935 from the Ohio Department of Development's Third Frontier Action Fund (TFAF) for the purpose of equipment related to the grant's purpose. The Company elected to record the funds received as a liability; therefore, the equipment is not reflected in the Company's financial statements. As equipment was purchased, the liability initially created when the cash was received was reduced with no revenue recognized or equipment recorded on the balance sheet. In 2005 the Company purchased equipment in the amount of $25,945 that was reimbursed by TFAF in the first quarter of 2006. As of March 31, 2006, the Company had disbursed the entire amount received. The grant provides that as long as the Company performs in compliance with the grant, the Company retains the rights to the equipment. Management anticipates that the Company will be in compliance with the requirements and, therefore, expects to retain the equipment at the end of the grant.

                        SUPERCONDUCTIVE COMPONENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECLASSIFICATION

     Certain amounts in the prior year financial statements pertaining to research and development have been reclassified to conform to the current year presentation.

     STOCK BASED COMPENSATION

     During 2005 the Company accounted for stock based compensation using the intrinsic value method prescribed in APB Opinion #25, "Accounting for Stock Issued to Employees." The Financial Accounting Standards Board issued Statement of Financial Accounting Standard #123, "Accounting for Stock Based Compensation" (SFAS #123), which established accounting and disclosure requirements using a fair value based methodology. SFAS #123 allowed the intrinsic value method to be used, and required disclosure of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method on a pro forma basis, as set forth in the table below. For stock based compensation to non-employees, the Company utilizes the fair value method as provided for in SFAS #123.

     The Company's pro forma information for the three months ended March 31, 2005, in accordance with the provisions of SFAS #123 is provided below. For purposes of pro forma disclosures, stock based compensation was amortized to expense on a straight-line basis over the vesting period.

                                           2005
                                        ---------
Net loss applicable to
   common shares:
   As reported                          $(145,213)
   Stock-based compensation, net of
      tax for pro forma                    (3,171)
                                        ---------
   Pro forma net loss under SFAS #123   $(148,384)
   Basic and diluted loss per share:
      As reported                       $   (0.06)
      Pro forma under SFAS #123         $   (0.06)

     For the three months ended March 31, 2005, there was no stock based employee compensation cost included in the determination of net loss as reported.

     Recently Issued Accounting Standards - In December 2004, the FASB issued SFAS #123 (Revised), "Shared Based Payment" (SFAS #123R). SFAS #123R replaced SFAS #123, and superseded APB Opinion #25. The Company adopted SFAS #123R effective January 1, 2006. SFAS #123R requires compensation costs related to share based payment transactions to be recognized in the financial statements. Compensation costs will be recognized over the vesting period of the award. In December 2005, all stock options were fully vested and therefore, there was no stock based compensation expense in the first quarter of 2006.

                        SUPERCONDUCTIVE COMPONENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3. INVENTORY

     Inventory is comprised of the following:

                     MARCH 31,    DECEMBER 31,
                        2006          2005
                    -----------   ------------
                    (unaudited)
Raw materials        $288,137       $286,089
Work-in-progress      192,943        201,441
Finished goods        151,741        185,871
Inventory reserve     (89,261)       (89,261)
                     --------       --------
                     $543,560       $584,140
                     ========       ========

NOTE 4. EARNINGS PER SHARE

     Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At March 31, 2006 and 2005, all Common Stock options and warrants are anti-dilutive due to the net loss. The following is provided to reconcile the earnings per share calculations:

                          Three months ended March 31,
                          ----------------------------
                                2006         2005
                             ----------   ----------
Loss applicable
   to common shares          $  (53,273)  $ (145,213)
                             ==========   ==========
Weighted average
   common shares
   outstanding - basic        3,425,915    2,439,360
Effect of dilutions -
   stock options                     --           --
                             ----------   ----------
Weighted average
   shares outstanding -
   diluted                    3,425,915    2,439,360
                             ==========   ==========

NOTE 5. CAPITAL REQUIREMENTS

     The Company's accumulated deficit since inception was $8,208,332 (unaudited) at March 31, 2006. The losses have been financed primarily from additional investments and loans by major shareholders and private offerings of common stock and warrants to purchase common stock in 2004 and 2005. The Company cannot assure that it will be able to raise additional capital in the future to fund its operations.

                        SUPERCONDUCTIVE COMPONENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5. CAPITAL REQUIREMENTS (CONTINUED)

     As of March 31, 2006, cash on-hand was $1,069,912. Management believes, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through March 31, 2007. During 2005 the Company raised additional funds through offerings of debt and equity. The Company received debt financing of $300,000 in 2005. Of this $300,000 received, $100,000 was repaid to the lender and $200,000 was converted to the Company's common stock.

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

     In the fourth quarter of 2005, the Company completed a private placement to accredited investors. The investors purchased 986,555 shares of common stock at a price of $2.00 per share and warrants to purchase an additional 246,639 shares of common stock at $3.00 per share until October 14, 2010. The Company received $1,386,000 in cash from certain investors for 693,000 shares of common stock and warrants to purchase 173,250 shares of Common Stock. Four other investors cancelled indebtedness owed by the Company in the aggregate amount of $587,110 in exchange for 293,555 shares of common stock and warrants to purchase 73,389 shares of common stock. The indebtedness cancelled was as follows: (i) the Estate of Edward R. Funk cancelled indebtedness of $188,411.71 in exchange for 94,000 shares of common stock, warrants to purchase 23,500 shares of common stock at $3.00 per share exercisable until October 2010, and payment of $411.71; (ii) the Estate of Ingeborg V. Funk cancelled $100,980.21 of indebtedness in exchange for 50,000 shares of common stock, warrants to purchase 12,500 shares of common stock at $3.00 per share exercisable until October 2010, and payment of $980.21; (iii) Porter, Wright, Morris & Arthur LLP (PWMA) cancelled $90,000 of indebtedness for legal fees in exchange for 45,000 shares of common stock and warrants to purchase an additional 11,250 shares of common stock at $3.00 per share exercisable until October 2010; and (iv) a director cancelled $209,110 of a secured loan in exchange for 104,555 shares of common stock and warrants to purchase an additional 26,139 shares of common stock at $3.00 per share exercisable until October 2010 (as described in preceding paragraph).

                        SUPERCONDUCTIVE COMPONENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5. CAPITAL REQUIREMENTS (CONTINUED)

     The Company has incurred substantial operating losses through March 31, 2006, and numerous factors may make it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in its business plan, it may need to raise additional funds through public or private financing, collaborative relationships or other arrangements. Its ability to raise additional financing depends on many factors beyond its control, including the state of capital markets, the market price of its common stock and the development or prospects for development of competitive products by others. Because the common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the common stock.

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

     Executive Summary

     For the three months ended March 31, 2006, the Company had revenues of $1,200,623. This represented the highest quarterly revenue for the Company and was the third consecutive quarter of revenues in excess of $1,000,000. This was an increase of $625,564, or 108.8%, over the three months ended March 31, 2005 and was the sixth consecutive quarter showing a revenue increase. Revenues for the twelve-month period ending March 31, 2006 were $4,082,746. The first quarter of 2006 included $1,158,531 in product revenue, which was the second consecutive quarter that product revenue exceeded $1,000,000. For the three months ended March 31, 2006, the Company incurred a net loss applicable to common shares of $53,273 compared to a net loss of $145,213 for the same period in 2005. EBITDA (Earnings Before Interest, Taxes, Deprecation and Amortization) was ($4,021) during the three months ending March 31, 2006 versus ($70,069) during the same period last year.

     The Company achieved ISO 9001:2000 certification during the second quarter of 2005. This immediately resulted in the return of a major customer and helped to increase the Company's customer base in 2005. Orders received in the first quarter of 2006 were $1,274,000, which was $544,000, or 74.5% more than the first quarter of 2005. Orders received for the twelve-month period ending March 31, 2006 were $4,004,000.

     The Company received notification in 2005 from the Department of Energy of a Notice of Financial Assistance Award that will provide support for Phase I of an SBIR entitled "Feasibility of Cost Effective, Long Length, BSCCO 2212 Round Wires, for Very High Field Magnets Beyond 12 Tesla at 4.2 Kelvin." The award, in an amount of $99,793, has been completed. The Company has submitted the final report and has applied for a Phase II SBIR for this project. Revenues of $42,092 were recognized during the first quarter of 2006 for this award. $57,701 in revenues was recognized in the second half of 2005.

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

     THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED):

     REVENUES

     Revenues for the three months ended March 31, 2006 were $1,200,623 compared to $575,059, for the same period last year, an increase of $625,564 or 108.8%.

     Product revenues increased to $1,158,531 in 2006 from $486,626 in 2005, or an increase of 138.1%. The increase in revenues for the first three months of 2006 was due to the return of a major customer and the addition of another major customer following the second quarter 2005 ISO 9001:2000 certification. Also, the addition of other new customers throughout the past twelve months helped to increase revenues.

     Contract research revenues were $42,092 in 2006 as compared to $88,433 in 2005. The decrease was due to the completion of work performed on a Phase II Small Business Innovation Research grant for $523,612 from the Department of Energy that was awarded in 2003. This award was to develop an advanced method to manufacture continuous reacted lengths of High Tc
     Superconductor: Bismuth Strontium Calcium Copper Oxide - 2212 Wire. The work on this contract was completed in 2005. Revenues of $0 and $88,433 from this grant were included in first quarter 2006 and 2005 revenues, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company received notification in 2005 from the Department of Energy of a Notice of Financial Assistance Award in the amount of $99,793. This award provided support for Phase I of an SBIR entitled "Feasibility of Cost Effective, Long Length, BSCCO 2212 Round Wires, for Very High Field Magnets Beyond 12 Tesla at 4.2 Kelvin." The work on the contract has been completed and the Company has submitted the final report and has applied for a Phase II SBIR for this project. Revenues of $42,092 were recognized during 2006 for this award. $57,701 in revenues was recognized in the second half of 2005.

     GROSS MARGIN

     Total gross margin in 2006 was $272,973 or 22.7% of total revenue compared to $156,854 or 27.3% in 2005. Gross margin on product revenue was 21.4% in 2006 versus 21.8% in 2005. The slight decrease was due to product mix of higher value product with lower gross margins. Gross margin on contract research revenue was 58.6% and 57.3% for the three months ended March 31, 2006 and 2005, respectively.

     SELLING EXPENSE

     Selling expense in 2006 increased to $68,103 from $52,522 in 2005, an increase of 29.7%. The increase was due to the implementation of an incentive compensation program.

     GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense in 2006 increased to $212,730 from $186,019 in 2005, or 14.4%. The increase was due to higher public relations and legal expenses and the implementation of an incentive compensation program.

     RESEARCH AND DEVELOPMENT EXPENSE

     Research and development costs are expensed as incurred. Research and development costs for 2006 were $47,176 compared to $42,068 in 2005, an increase of 12.1%. The increase was due to higher wages and implementation of an incentive compensation program.

     INTEREST EXPENSE

     Interest expense was $2,024 and $15,522 for the three months ended March 31, 2006 and 2005, respectively. Interest expense to related parties was $0 and $14,366 for the three months ended March 31, 2006, and March 31, 2005, respectively. The decrease was due to the elimination of interest expense to related parties on a note that was repaid and another note that converted to equity in October of 2005.

     LOSS APPLICABLE TO COMMON SHARES

     Loss applicable to common shares was $53,273 and $145,213 for the three months ended March 31, 2006 and 2005, respectively. Net loss per common share based on the loss applicable to common shares for the three months ended March 31, 2006 and 2005 was $0.02 and $0.06, respectively. The loss applicable to common shares includes the net loss from operations and the accretion of Series B preferred stock dividends. The net loss per common share before dividends

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     on preferred stock was $0.01 and $0.06 for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, all outstanding common stock equivalents are anti-dilutive due to the net loss.

     Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock totaled $6,296 for the three months ended March 31, 2006 and 2005.

     LIQUIDITY AND WORKING CAPITAL

     At March 31, 2006, working capital was $1,323,515 compared to $(382,528) at March 31, 2005. The increase was due to an increase in cash from the private placement in the fourth quarter of 2005 as well as a reduction in capital lease obligations and obligations due to a note payable-shareholder. The Company provided cash from operations of approximately $26,000 for the three months ended March 31, 2006. The Company used cash from operations of approximately $174,000 for the three months ended March 31, 2005. Significant non-cash items including depreciation, accretion and amortization, inventory reserve on excess and obsolete inventory, and allowance for doubtful accounts were approximately $51,000 and $52,000, respectively, for the three months ended March 31, 2006 and 2005. Accounts receivable, inventory, prepaid expenses and other assets increased approximately $82,000 for the three months ended March 31, 2006 as compared to approximately $104,000 for the same period in 2005. Accounts payable and accrued expenses and other increased approximately $104,000 for the three months ended March 31, 2006 versus approximately $17,000 for the first three months of 2005.

     The Company used cash of approximately $66,000 and $15,000 for investing activities for the three months ended March 31, 2006 and March 31, 2005, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity, new product lines and for leasehold improvements for the new facility. Proceeds on sale of equipment totaled $0 and $250 for the three months ended March 31, 2006 and March 31, 2005, respectively.

     The Company used cash of approximately $51,000 for financing activities during the three months ended March 31, 2006. Cash payments to third parties for capital lease obligations approximated $14,000. Cash payments for services provided for the registration of common stock were $37,333. The Company incurred a new lease of $8,380 for a forklift.

     The Company provided cash of approximately $42,000 for financing activities for the three months ended March 31, 2005. Cash payments to third parties for capital lease obligations approximated $8,000. Proceeds from note payable totaled $50,000.

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

     In the fourth quarter of 2005, the Company completed a private placement to accredited investors. The investors purchased 986,555 shares of common stock at a price of $2.00 per share and warrants to purchase an additional 246,639 shares of common stock at $3.00 per share until October 14, 2010. The Company received $1,386,000 in cash from certain investors for 693,000 shares of common stock and warrants to purchase 173,250 shares of Common Stock. Four other investors cancelled indebtedness owed by the Company in the aggregate amount of $587,110 in exchange for 293,555 shares of common stock and warrants to purchase 73,389 shares of common stock. The indebtedness cancelled was as follows: (i) the Estate of Edward R. Funk cancelled indebtedness of $188,411.71 in exchange for 94,000 shares of common stock, warrants to purchase 23,500 shares of common stock at $3.00 per share exercisable until October 2010, and payment of $411.71; (ii) the Estate of Ingeborg V. Funk cancelled $100,980.21 of indebtedness in exchange for 50,000 shares of common stock, warrants to purchase 12,500 shares of common stock at $3.00 per share exercisable until October 2010, and payment of $980.21; (iii) Porter, Wright, Morris & Arthur LLP (PWMA) cancelled $90,000 of indebtedness for legal fees in exchange for 45,000 shares of common stock and warrants to purchase an additional 11,250 shares of common stock at $3.00 per share exercisable until October 2010; and (iv) a director cancelled $209,110 of a secured loan in exchange for 104,555 shares of common stock and warrants to purchase an additional 26,139 shares of common stock at $3.00 per share exercisable until October 2010 (as described in preceding paragraph).

     RISK FACTORS

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The following factors, as well as the factors listed under the caption "Risk Factors" in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2006, have affected or could affect the Company's actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by the Company. Investors should consider carefully these risks and speculative factors inherent in and affecting the business of the Company and an investment in the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     We have experienced significant operating losses in the past and may continue to do so in the future.

     We commenced business in May of 1987. Our accumulated deficit since inception was $8,208,332 (unaudited) at March 31, 2006.

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

31.1   Rule 13a-14(a) Certification of Principal Executive Officer.

31.2   Rule 13a-14(a) Certification of Principal Financial Officer.

32.1   Section 1350 Certification of Principal Executive Officer.

32.2   Section 1350 Certification of Principal Financial Officer.

99.1   Press Release dated May 8, 2006, entitled "Superconductive Components,
       Inc. Reports Record First Quarter Revenues."

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUPERCONDUCTIVE COMPONENTS, INC.


Date: May 8, 2006                       /s/ Daniel Rooney
                                        ----------------------------------------
                                        Daniel Rooney, President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)


                                        /s/ Gerald S. Blaskie
                                        ----------------------------------------
                                        Gerald S. Blaskie, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)