Form 10QSB
period 2006-06-30
SUPERCONDUCTIVE COMPONENTS INC
filed 2006-08-01
CIK 830616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-31641
SUPERCONDUCTIVE COMPONENTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1210318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2839 Charter Street, Columbus, Ohio 43228
(Address of principal executive offices, including zip code)
(614) 486-0261
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,425,915 shares of Common Stock, without par value, were outstanding at July 31, 2006.
     Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

FORM 10-QSB
SUPERCONDUCTIVE COMPONENTS, INC.

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	3

Statements of Operations For the Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)	5

Statements of Cash Flows For the Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)	6

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	N/A

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities	N/A

Item 3. Defaults Upon Senior Securities	N/A

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	N/A

Item 6. Exhibits	22

Signatures	22
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERCONDUCTIVE COMPONENTS, INC.
BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2006	2005
	(UNAUDITED)
CURRENT ASSETS
Cash	$850,216	1,161,369
Accounts receivable
Trade, less allowance for doubtful accounts of $25,000	300,521	243,130
Contract	48,099	50,710
Other	2,277	13,749
Inventories	549,328	584,140
Prepaid expenses	50,710	11,748

Total current assets	1,801,151	2,064,846

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	2,508,871	2,221,298
Furniture and fixtures	23,643	23,643
Leasehold improvements	290,979	284,072
Construction in progress	58,262	101,075

	2,881,755	2,630,088
Less accumulated depreciation	(1,905,009)	(1,814,959)

	976,746	815,129

OTHER ASSETS
Deposits	15,031	10,765
Intangibles	32,438	33,982

Total other assets	47,469	44,747

TOTAL ASSETS	$2,825,366	2,924,722

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2006	2005
	(UNAUDITED)
CURRENT LIABILITIES
Capital lease obligation, current portion	$64,921	$39,949
Accounts payable	150,479	295,640
Accrued contract expenses	122,627	145,104
Accrued personal property taxes	27,215	35,000
Deferred revenue	94,854	—
Accrued expenses	119,717	105,773

Total current liabilities	579,813	621,466

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	151,349	71,381

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 25,185 issued and outstanding	347,554	334,961
Common stock, no par value, authorized 15,000,000 shares; 3,425,915 shares issued and outstanding	8,997,624	9,047,550
Additional paid-in capital	999,562	1,010,719
Accumulated deficit	(8,250,536)	(8,161,355)

	2,094,204	2,231,875

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,825,366	$2,924,722

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2006	2005	2006	2005
SALES REVENUE	$1,158,434	$624,002	$2,316,965	$1,110,628
CONTRACT RESEARCH REVENUE	—	89,533	42,092	177,966

	1,158,434	713,535	2,359,057	1,288,594

COST OF SALES REVENUE	877,894	469,946	1,788,137	850,416
COST OF CONTRACT RESEARCH	—	36,355	17,407	74,090

	877,894	506,301	1,805,544	924,506

GROSS MARGIN	280,540	207,234	553,513	364,088

GENERAL AND ADMINISTRATIVE EXPENSES	232,524	189,725	445,254	375,744

RESEARCH AND DEVELOPMENT EXPENSES	39,216	58,268	86,392	100,336

SALES AND PROMOTIONAL EXPENSES	65,993	58,412	134,096	110,934

LOSS FROM OPERATIONS	(57,193)	(99,171)	(112,229)	(222,926)

OTHER INCOME (EXPENSE)
Interest income	10,258	326	21,053	670
Interest expense	(3,482)	(24,687)	(5,506)	(40,209)
Gain (loss) on disposal of equipment	—	—	—	250
Miscellaneous, net	8,213	(234)	7,501	(468)

	14,989	(24,595)	23,048	(39,757)

LOSS BEFORE PROVISION FOR INCOME TAX	(42,204)	(123,766)	(89,181)	(262,683)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(42,204)	(123,766)	(89,181)	(262,683)

DIVIDENDS ON PREFERRED STOCK	(6,296)	(6,296)	(12,592)	(12,592)

LOSS APPLICABLE TO COMMON SHARES	$(48,500)	$(130,062)	$(101,773)	$(275,275)

EARNINGS PER SHARE — BASIC AND DILUTED (Note 5)

NET LOSS PER COMMON SHARE BEFORE DIVIDENDS ON PREFERRED STOCK
Basic	$(0.01)	$(0.05)	$(0.03)	$(0.11)

Diluted	$(0.01)	$(0.05)	$(0.03)	$(0.11)

NET LOSS PER COMMON SHARE AFTER DIVIDENDS ON PREFERRED STOCK
Basic	$(0.01)	$(0.05)	$(0.03)	$(0.11)

Diluted	$(0.01)	$(0.05)	$(0.03)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,425,915	2,439,360	3,425,915	2,439,360

Diluted	3,425,915	2,439,360	3,425,915	2,439,360

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,181)	$(262,683)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	105,706	106,153
Amortization	1,544	1,544
Stock based compensation expense	1,436	—
Gain on disposal of equipment	—	(250)
Inventory reserve	(185)	(9,968)
Provision for doubtful accounts	—	10,513
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(43,308)	(78,075)
Inventories	34,997	(44,751)
Prepaid expenses	(38,962)	(17,665)
Other assets	(4,266)	—
Increase (decrease) in liabilities:
Accounts payable	(145,161)	141,809
Accrued expenses and deferred revenue	76,880	(122,186)

Total adjustments	(11,319)	(12,876)

Net cash used by operating activities	(100,500)	(275,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	—	250
Purchases of property and equipment	(131,399)	(25,356)

Net cash used in investing activities	(131,399)	(25,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	—	300,000
Payments related to registration of common stock	(49,926)	—
Principal payments on capital lease obligations	(29,328)	(16,538)

Net cash (used in) provided by financing activities	(79,254)	283,462

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
NET DECREASE IN CASH	$(311,153)	$(17,203)

CASH — Beginning of period	1,161,369	190,063

CASH — End of period	$850,216	$172,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest, net	$5,506	$2,204
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

Property and equipment purchased by capital lease	$134,268	$—
The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1.	Business Organization and Purpose

Superconductive Components, Inc. (the “Company”) is an Ohio corporation that was incorporated in May 1987. The Company was formed to develop, manufacture and sell materials using superconductive principles. Operations have since been expanded to include the manufacture and sale of non-superconductive materials. The Company’s domestic and international customer base is primarily in the thin film battery, high temperature superconductor, photonics and optical coatings industries.

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

Equipment purchased with grant funding

In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purpose of purchasing equipment related to the grant’s purpose. The Company elected to record the funds received as a liability; therefore, the equipment is not reflected in the Company’s financial statements. As equipment was purchased, the liability initially created when the cash was received was reduced with no revenue recognized or equipment recorded on the balance sheet. In 2005 the Company purchased equipment in the amount of $25,945 that was reimbursed by TFAF in the first quarter of 2006. As of June 30, 2006, the Company had disbursed the entire amount received. The grant provides that as long as the Company performs in compliance with the grant, the Company retains the rights to the equipment. Management anticipates that the Company will be in compliance with the requirements and, therefore, expects to retain the equipment at the end of the grant in 2006.

Reclassification

Certain amounts in the prior year financial statements pertaining to research and development have been reclassified to conform to the current year presentation.

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2.	Summary of Significant Accounting Policies (continued)

Stock Based Compensation

During 2005 the Company accounted for stock based compensation using the intrinsic value method prescribed in APB Opinion #25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board issued Statement of Financial Accounting Standard #123, “Accounting for Stock Based Compensation” (SFAS #123), which established accounting and disclosure requirements using a fair value based methodology. SFAS #123 allowed the intrinsic value method to be used, and required disclosure of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method on a pro forma basis, as set forth in the table below. For stock based compensation to non-employees, the Company utilizes the fair value method as provided for in SFAS #123.

The Company’s pro forma information for the six months ended June 30, 2005, in accordance with the provisions of SFAS #123 is provided below. For purposes of pro forma disclosures, stock based compensation was amortized to expense on a straight-line basis over the vesting period.

	For the six months ended June 30,
	2006	2005
Net loss applicable to common shares:
As reported	$(101,773)	$(275,275)
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	—	(6,342)

Pro forma net loss under SFAS #123	$(101,773)	$(281,617)

Basic and diluted loss per share:
As reported	$(0.03)	$(0.11)
Pro forma under SFAS #123	$(0.03)	$(0.12)
For the six months ended June 30, 2005, there was no stock based employee compensation cost included in the determination of net loss as reported.

Recently Issued Accounting Standards — In December 2004, the FASB issued SFAS #123 (Revised), “Shared Based Payment” (SFAS #123R). SFAS #123R replaced SFAS #123, and superseded APB Opinion #25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS #123R and related interpretations using the modified-prospective transition method. Under this method, compensation cost recognized in the first six months of 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS #123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS #123(R). Stock based compensation expense recognized for the six months ended June 30, 2006 was $1,436, which is included in the operating expenses in the accompanying statements of operations.

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2.	Summary of Significant Accounting Policies (continued)

In December 2005, the Board of Directors approved the acceleration of vesting of unvested stock options previously awarded to employees and officers of the Company. As a result of this action, options to purchase 149,500 shares of common stock that would otherwise have vested over the next one to five years became fully vested. The decision to accelerate the vesting of these options was considered to be in the best interest of the Company’s shareholders and, was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of FAS 123(R).

Note 3.	Common Stock and Stock Options

The following stock options were granted under the 2006 Stock Option Plan during the six months ended June 30, 2006:

Grant Date	# Options Granted	Option Price
June 19, 2006	42,500	$3.25
The cumulative status at June 30, 2006 and 2005 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:
Employee Stock Options

		Average
	Stock Options	Exercise Price
Outstanding at December 31, 2004	311,250	$1.89
Granted	40,000	2.40
Forfeited	(23,000)	2.00

Outstanding at June 30, 2005	328,250	$1.95

Outstanding at December 31, 2005	328,250	$1.95
Granted	42,500	3.25
Forfeited	(15,000)	2.13

Outstanding at June 30, 2006	355,750	$2.10

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 3.	Common Stock and Stock Options (continued)
Non-Employee Director Stock Options

		Average
	Stock Options	Exercise Price
Outstanding at December 31, 2004	164,000	$2.01
Granted	50,000	2.40
Expired	(17,000)	2.11

Outstanding at June 30, 2005	197,000	2.10

Outstanding at December 31, 2005	247,000	2.48

Outstanding at June 30, 2006	247,000	$2.48

Exercise prices for options range from $1.00 to $4.00 at June 30, 2006. The weighted average option price for all options outstanding is $2.26 with a weighted average remaining contractual life of 6.9 years.

The weighted average fair values at date of grant for options granted during 2006 and 2005 were $3.03 and $2.28, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	2006	2005
Expected life in years	10.0	10.0
Interest rate	5%	5%
Volatility	110.76%	116.63%
Dividend yield	0%	0%
Due to minimal historical exercise data, the Company used the option contract term as the expected life. The approximate interest rate was based on the implied yield available on U.S. Treasury bills. The Company used the historical price volatility of the Company’s stock price beginning in 2000 for purposes of determining the expected volatility factor. The Company does not expect to pay dividends on its common stock; therefore, a dividend yield of zero was used in the model.
Note 4.	Inventory
Inventory is comprised of the following:

	June 30,	December 31,
	2006	2005
	(unaudited)
Raw materials	$291,568	$286,089
Work-in-progress	183,036	201,441
Finished goods	163,800	185,871
Inventory reserve	(89,076)	(89,261)

	$549,328	$584,140

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 5.	Earnings Per Share
Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At June 30, 2006 and 2005, all Common Stock options and warrants are anti-dilutive due to the net loss. The following is provided to reconcile the earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Loss applicable to common shares	$(48,500)	$(130,062)	$(101,773)	$(275,275)

Weighted average common shares outstanding — basic	3,425,915	2,439,360	3,425,915	2,439,360

Effect of dilutions — stock options	—	—	—	—

Weighted average shares outstanding — diluted	3,425,915	2,439,360	3,425,915	2,439,360
Note 6.	Capital Requirements

The Company’s accumulated deficit since inception was $8,250,536 (unaudited) at June 30, 2006. The losses have been financed primarily from additional investments and loans by major shareholders and private offerings of common stock and warrants to purchase common stock. The Company cannot assure that it will be able to raise additional capital in the future to fund its operations.

As of June 30, 2006, cash on-hand was $850,216. Management believes, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through June 30, 2007. During 2005 the Company raised additional funds through offerings of debt and equity. The Company received debt financing of $300,000 in 2005. Of this $300,000 received, $100,000 was repaid to the lender and $200,000 was converted into shares of the Company’s common stock.

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 6.	Capital Requirements (continued)

In November of 2004 a director agreed to loan the Company up to $200,000 for working capital, to be drawn by the Company in increments of $50,000. The interest rate was Huntington National Bank’s prime rate plus 2%, which accrued and compounded monthly. The loan was secured by the Company’s assets and perfected by the filing of a UCC-1 financing statement. For each $50,000 increment drawn on the loan the director received 5,000 warrants to purchase the Company’s common stock, without par value, at a purchase price of $2.50 per share and exercisable until November 1, 2009. The loan was drawn on the following schedule: November 3, 2004, $100,000; January 7, 2005, $50,000; and April 1, 2005, $50,000. The loan balance (principal and accrued interest) was repaid in October 2005 and the UCC-1 financing statement was terminated.

In April of 2005, the same director who agreed to provide a loan to the Company in November 2004, agreed to provide an additional $200,000 convertible secured loan to the Company for working capital. The interest rate of 10% accrued and compounded monthly. The loan was drawn on the following schedule: April 14, 2005, $100,000; and May 20, 2005, $100,000. Because the Company completed equity financing of at least $500,000 during the fourth quarter of 2005, the principal and accrued interest totaling $209,110 automatically converted on the same basis as the new financing to 104,555 shares of common stock ($2.00 per share) and warrants to purchase an aggregate of 26,139 shares of the Company’s common stock at a purchase price of $3.00 per share exercisable until October 2010.

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

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 6.	Capital Requirements (continued)

The Company has incurred substantial operating losses through June 30, 2006, and numerous factors may make it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in its business plan, it may need to raise additional funds through public or private financing, collaborative relationships or other arrangements. Its ability to raise additional financing depends on many factors beyond its control, including the state of capital markets, the market price of its common stock and the development or prospects for development of competitive products by others. Because the common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical fact and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Overview

Superconductive Components, Inc. (“SCI” or the “Company”), an Ohio corporation, was incorporated in 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive (“HTS”) materials. The Company presents itself to the market as SCI Engineered Materials, an operating unit of Superconductive Components, Inc. The Company views its business as supplying ceramic and metal materials to a variety of industrial applications including: HTS, Photonics/Optical, and Thin Film Batteries. The production and sale of HTS materials was the initial focus of the Company’s operations and these materials continue to be a part of the Company’s development efforts. Photonics/Optical currently represents the Company’s largest market for its materials. Thin Film Battery materials is a developing market where manufacturers of batteries use these materials to produce very small power supplies, with small quantities of stored energy.

Executive Summary

For the three months ended June 30, 2006, the Company had revenues of $1,158,434. This represented the fourth consecutive quarter of revenues that exceeded $1,000,000. This was an increase of $444,899, or 62.4%, over the three months ended June 30, 2005. For the six months ended June 30, 2006, the Company had revenues of $2,359,057. This was an increase of $1,070,463, or 83.1%, over the same period in 2005. Revenues for the twelve-month period ending June 30, 2006 were $4,527,645. For the three months ended June 30, 2006, the Company incurred a net loss applicable to common shares of $48,500, compared to a loss of $130,062 for the same period in 2005. For the six months ended June 30, 2006, the Company incurred a net loss applicable to common shares of $101,773 compared to a net loss of $275,275 for the same period in 2005. The Company adopted SFAS #123R effective January 1, 2006. SFAS #123R requires compensation costs related to share based payment transactions to be recognized in the financial statements. Included in expense in 2006 is non-cash compensation expense to employees related to the granting of stock options. This expense totaled $1,436 through June 30, 2006. The net loss applicable to common shares would have been $100,337 through June 30, 2006 without this expense. EBITDA (Earnings Before Interest, Taxes, Deprecation and Amortization) was ($5,894) during the six months ending June 30, 2006 versus ($115,229) during the same period last year.

Orders received in the second quarter of 2006 were $2,444,000, which was $1,694,000, or 225.9% more than the second quarter of 2005. Orders received in the first half of 2006 totaled $3,719,000, which was $2,239,000, or 151.3%, higher than the same period in 2005. The orders received through June 2006 exceeded the amount of orders received for all of 2005, which was $3,459,000. Orders received for the twelve-month period ending June 30, 2006 were $5,699,000. Much of the improvement can be traced to ISO 9001:2000 certification received during the second quarter of 2005. This immediately resulted in the return of a major customer and helped expand the Company’s customer base.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-KSB for the year ended December 31, 2005 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit to our Company. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Six months ended June 30, 2006 (unaudited) compared to six months ended June 30, 2005 (unaudited):

Revenues

Revenues for the six months ended June 30, 2006 were $2,359,057 compared to $1,288,594, for the same period last year, an increase of $1,070,463 or 83.1%.

Product revenues increased to $2,316,965 in 2006 from $1,110,628 in 2005, or an increase of 108.6%. The increase in revenues for the first six months of 2006 was due to the return of a major customer and the addition of another major customer following the second quarter 2005 ISO 9001:2000 certification. Also, the addition of other new customers throughout the past twelve months helped to increase revenues.

Contract research revenues were $42,092 in 2006 as compared to $177,966 in 2005. The decrease was due to the completion of work performed on a Phase II Small Business Innovation Research grant for $523,612 from the Department of Energy that was awarded in 2003. This award was to develop an advanced method to manufacture continuous reacted lengths of High Tc Superconductor: Bismuth Strontium Calcium Copper Oxide – 2212 Wire. The work on this contract was completed in 2005. Revenues of $0 and $177,966 from this grant were included in the first half of 2006 and 2005, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Company received notification in 2005 from the Department of Energy of a Notice of Financial Assistance Award in the amount of $99,793. This award provided support for Phase I of an SBIR entitled “Feasibility of Cost Effective, Long Length, BSCCO 2212 Round Wires, for Very High Field Magnets Beyond 12 Tesla at 4.2 Kelvin.” The work on the contract has been completed. Revenues for this award of $42,092 were recognized during the first six months of 2006 and $57,701 in revenues were recognized in the second half of 2005.

Gross Margin

Total gross margin in 2006 was $553,513 or 23.5% of total revenue compared to $364,088 or 28.3% in 2005. Gross margin on product revenue was 22.8% in 2006 versus 23.4% in 2005. The slight decrease was due to product mix of higher value product with lower gross margins. Gross margin on contract research revenue was 58.6% and 58.4% for the six months ended June 30, 2006 and 2005, respectively.

Selling Expense

Selling expense in 2006 increased to $134,096 from $110,934 in 2005, an increase of 20.9%. The increase was due to the implementation of an incentive compensation program.

General and Administrative Expense

General and administrative expense in 2006 increased to $445,254 from $375,744 in 2005, or 18.5%. The increase was due to increased wages, higher public relations and legal expenses and implementation of an incentive compensation program.

Research and Development Expense

Research and development costs are expensed as incurred. Research and development costs for 2006 were $86,392 compared to $100,336 in 2005, a decrease of 13.9%. The decrease was due to a change in focus from R&D to manufacturing of Photonics product and a reclass of labor to cost of goods sold.

Interest Expense

Interest expense was $5,506 and $40,209 for the six months ended June 30, 2006 and 2005, respectively. Interest expense to related parties was $0 and $38,006 for the six months ended June 30, 2006, and 2005, respectively. The decrease was due to the elimination of interest expense to related parties on a note that was repaid and another note that converted to equity in October of 2005.

LOSS APPLICABLE TO COMMON SHARES

Loss applicable to common shares was $101,773 and $275,275 for the six months ended June 30, 2006 and 2005, respectively. Net loss per common share based on the loss applicable to common shares for the six months ended June 30, 2006 and 2005 was $0.03 and $0.11, respectively. The loss applicable to common shares includes the net loss from operations and the accretion of Series B preferred stock dividends. The net loss per common share before dividends on preferred stock

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
was $0.03 and $0.11 for the six months ended June 30, 2006 and 2005, respectively. All outstanding common stock equivalents are anti-dilutive due to the net loss.

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock totaled $12,592 for the six months ended June 30, 2006 and 2005.

The following schedule represents the potential for the outstanding common shares of the Company during the period of 2006 through 2016. This schedule assumes all outstanding stock options and stock warrants are exercised during the year of expiration. If each shareholder exercises his or her options or warrants, it could increase the Company’s common shares by 1,269,737 (37.1%) to 4,695,652 by December 31, 2016. Exercise prices for options and warrants range from $1.00 to $4.00 at June 30, 2006. Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and	Potential
	Warrants due	Shares
	to expire	Outstanding
2006	—	3,425,915
2007	—	3,425,915
2008	94,930	3,520,845
2009	160,418	3,681,263
2010	459,389	4,140,652
2011	80,000	4,220,652
2012	170,000	4,390,652
2013	32,500	4,423,152
2014	90,000	4,513,152
2015	140,000	4,653,152
2016	42,500	4,695,652
LIQUIDITY AND WORKING CAPITAL

At June 30, 2006, working capital was $1,221,338 compared to $(460,173) at June 30, 2005. The increase was due to an increase in cash from the private placement in the fourth quarter of 2005 as well as the elimination of obligations due to a note payable-shareholder. The Company used cash from operations of approximately $100,000 for the six months ended June 30, 2006. The Company used cash from operations of approximately $276,000 for the six months ended June 30, 2005. Significant non-cash items including depreciation, accretion and amortization, stock based compensation expense, inventory reserve on excess and obsolete inventory, and allowance for doubtful accounts were approximately $109,000 and $108,000, for the six months ended June 30, 2006 and 2005, respectively. Accounts receivable, inventory, prepaid expenses and other assets increased approximately $52,000 for the six months ended June 30, 2006 as compared to approximately $140,000 for the same period in 2005. Accounts payable and accrued expenses and deferred revenue decreased approximately $68,000 for the six months ended June 30, 2006 versus an increase of approximately $20,000 for the first six months of 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Company used cash of approximately $131,000 and $25,000 for investing activities for the six months ended June 30, 2006 and 2005, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity, new product lines and for leasehold improvements for the new facility. Proceeds on sale of equipment totaled $0 and $250 for the six months ended June 30, 2006 and 2005, respectively.

The Company used cash of approximately $79,000 for financing activities during the six months ended June 30, 2006. Cash payments to third parties for capital lease obligations approximated $29,000. Cash payments for services provided for the registration of common stock were $49,926. The Company incurred new leases of $134,268 for a forklift and production equipment.

The Company provided cash of approximately $283,000 for financing activities for the six months ended June 30, 2005. Cash payments to third parties for capital lease obligations approximated $17,000. Proceeds from notes payable totaled $300,000.

While certain major shareholders of the Company have advanced funds in the form of secured debt, subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding the Company or guaranteeing bank debt in the future. The Company will continue to seek new debt or equity financing arrangements. However, the Company cannot be certain that it will be successful in efforts to raise additional funds.

In November 2004, a director agreed to loan the Company up to $200,000 for working capital, to be drawn by the Company in increments of $50,000. The interest rate was Huntington National Bank’s prime rate plus 2%, accruing and compounding monthly. The loan was secured by a first lien on substantially all of the Company’s assets. For each $50,000 increment drawn on the loan, the director received 5,000 warrants to purchase the Company’s common stock at a purchase price of $2.50 per share exercisable until November 1, 2009. The loan was drawn based on the following schedule: November 3, 2004, $100,000, January 7, 2005, $50,000; and April 1, 2005, $50,000. The entire loan balance (principal and accrued interest) was repaid in October 2005.

In April 2005, the same director who agreed to provide a secured loan for $200,000 to the Company in November 2004, agreed to provide an additional $200,000 secured loan to the Company for working capital. The interest rate was 10%, accruing and compounding monthly. On April 14, 2005, $100,000 was drawn on this loan. $100,000 was also drawn on the loan on May 20, 2005. By the terms of the loan, because the Company completed an equity financing of at least $500,000 during 2005, the principal and accrued interest on this loan totaling $209,110 automatically converted on the same basis as the new financing to 104,555 shares of common stock ($2.00 per share) and warrants to purchase an aggregate of 26,139 shares of the Company’s common stock at a purchase price of $3.00 per share exercisable until October 2010.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
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

Risk Factors

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The following factors, as well as the factors listed under the caption “Risk Factors” in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2006, have affected or could affect the Company’s actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by the Company. Investors should consider carefully these risks and speculative factors inherent in and affecting the business of the Company and an investment in the Company’s common stock.

We have experienced significant operating losses in the past and may continue to do so in the future.

We commenced business in May of 1987. Our accumulated deficit since inception was $8,250,536 (unaudited) at June 30, 2006.

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

Item 3. Controls and Procedures
As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the period covered by this report in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

Additionally, there were no changes in the Company’s internal controls that could materially affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.
Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its Annual Meeting of Shareholders on June 9, 2006, for the following purposes:
(i)	To elect five directors, each to serve for terms expiring at the next Annual meeting of Shareholders;

(ii)	To approve and adopt the Company’s 2006 Stock Incentive Plan; and

(iii)	To ratify the selection of the independent registered public accounting firm for the year ending December 31, 2006.

(c) The following tables show the voting tabulations for the matters voted upon at the Annual Meeting of Shareholders.

(i) Elect directors	FOR	WITHHELD
Robert J. Baker, Jr.	3,160,301	5,800
Walter J. Doyle	3,160,401	5,700
Robert H. Peitz	3,160,301	5,800
Daniel Rooney	3,157,176	8,925
Edward W. Ungar	3,160,301	5,800

	FOR	AGAINST	ABSTAIN
(ii) Incentive Plan	2,437,296	270,002	800
(iii) Ratify Accounting firm	3,162,651	3,300	150

Item 6. Exhibits.
10.1	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006).
10.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).
10.3	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).
10.4	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer. *

31.2	Rule 13a-14(a) Certification of Principal Financial Officer. *

32.1	Section 1350 Certification of Principal Executive Officer. *

32.2	Section 1350 Certification of Principal Financial Officer. *

99.1	Press Release dated August 1, 2006, entitled “Superconductive Components, Inc. Reports Second Quarter Results.” *

*	Filed with this report
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTIVE COMPONENTS, INC.
Date: August 1, 2006	/s/ Daniel Rooney
Daniel Rooney, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer)