Form 10QSB
period 2006-09-30
SUPERCONDUCTIVE COMPONENTS INC
filed 2006-11-01
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-31641
SUPERCONDUCTIVE COMPONENTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1210318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2839 Charter Street, Columbus, Ohio 43228
(Address of principal executive offices, including zip code)
(614) 486-0261
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,427,915 shares of Common Stock, without par value, were outstanding at October 31, 2006.
     Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

FORM 10-QSB
SUPERCONDUCTIVE COMPONENTS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERCONDUCTIVE COMPONENTS, INC.
BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$1,368,743	1,161,369
Accounts receivable
Trade, less allowance for doubtful accounts of $25,000	388,783	243,130
Contract	52,760	50,710
Other	2,074	13,749
Inventories	675,713	584,140
Prepaid expenses	33,872	11,748

Total current assets	2,521,945	2,064,846

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	2,599,148	2,221,298
Furniture and fixtures	23,643	23,643
Leasehold improvements	290,979	284,072
Construction in progress	741	101,075

	2,914,511	2,630,088
Less accumulated depreciation	(1,956,484)	(1,814,959)

	958,027	815,129

OTHER ASSETS
Deposits	15,031	10,765
Intangibles	31,666	33,982

Total other assets	46,697	44,747

TOTAL ASSETS	$3,526,669	2,924,722

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2006	2005
	(UNAUDITED)
CURRENT LIABILITIES
Capital lease obligation, current portion	$63,618	$39,949
Accounts payable	320,597	295,640
Accrued contract expenses	94,300	145,104
Accrued personal property taxes	18,000	35,000
Deferred revenue	581,759	—
Accrued expenses	96,209	105,773

Total current liabilities	1,174,483	621,466

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	136,147	71,381

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 25,185 issued and outstanding	353,850	334,961
Common stock, no par value, authorized 15,000,000 shares; 3,427,115 and 3,425,915 shares issued and outstanding	8,998,619	9,047,550
Additional paid-in capital	997,574	1,010,719
Accumulated deficit	(8,134,004)	(8,161,355)

	2,216,039	2,231,875

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,526,669	$2,924,722

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2006	2005	2006	2005
SALES REVENUE	$2,064,497	$953,494	$4,381,462	$2,064,122
CONTRACT RESEARCH REVENUE	—	67,717	42,092	245,683

	2,064,497	1,021,211	4,423,554	2,309,805

COST OF SALES REVENUE	1,595,490	736,336	3,383,627	1,586,752
COST OF CONTRACT RESEARCH	—	8,466	17,407	82,556

	1,595,490	744,802	3,401,034	1,669,308

GROSS MARGIN	469,007	276,409	1,022,520	640,497
GENERAL AND ADMINISTRATIVE EXPENSES	221,759	184,743	667,013	560,487
RESEARCH AND DEVELOPMENT EXPENSES	58,582	46,481	144,974	146,817
SALES AND PROMOTIONAL EXPENSES	76,066	56,584	210,162	167,518

INCOME (LOSS) FROM OPERATIONS	112,600	(11,399)	371	(234,325)

OTHER INCOME (EXPENSE)
Interest income	11,448	803	32,501	1,473
Interest expense	(4,861)	(27,193)	(10,367)	(67,402)
Gain (loss) on disposal of equipment	—	—	—	250
Miscellaneous, net	(2,655)	(234)	4,846	(702)

	3,932	(26,624)	26,980	(66,381)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	116,532	(38,023)	27,351	(300,706)
INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	116,532	(38,023)	27,351	(300,706)
DIVIDENDS ON PREFERRED STOCK	(6,296)	(6,297)	(18,888)	(18,889)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$110,236	$(44,320)	$8,463	$(319,595)

EARNINGS PER SHARE — BASIC AND DILUTED
(Note 5)
NET INCOME (LOSS) PER COMMON SHARE BEFORE DIVIDENDS ON PREFERRED STOCK
Basic	$0.03	$(0.02)	$0.01	$(0.12)

Diluted	$0.03	$(0.02)	$0.01	$(0.12)

NET INCOME (LOSS) PER COMMON SHARE AFTER DIVIDENDS ON PREFERRED STOCK
Basic	$0.03	$(0.02)	$0.00	$(0.13)

Diluted	$0.03	$(0.02)	$0.00	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,425,980	2,467,686	3,425,937	2,448,906

Diluted	3,907,837	2,467,686	3,946,035	2,448,906

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$27,351	$(300,706)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and accretion	158,009	151,798
Amortization	2,316	2,316
Stock based compensation expense	5,744	—
Gain on disposal of equipment	—	(250)
Inventory reserve	(410)	(9,968)
Provision for doubtful accounts	—	10,513
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(136,027)	(129,983)
Inventories	(91,163)	(52,361)
Prepaid expenses	(22,124)	(19,725)
Other assets	(4,266)	—
Increase (decrease) in liabilities:
Accounts payable	24,957	194,163
Accrued expenses and deferred revenue	501,907	(193,145)

Total adjustments	438,943	(46,642)

Net cash provided by (used by) operating activities	466,294	(347,348)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	—	250
Purchases of property and equipment	(164,155)	(43,648)

Net cash used in investing activities	(164,155)	(43,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	—	300,000
Payments related to registration of common stock	(50,131)	—
Proceeds from exercise of common stock options	1,200	—
Proceeds from sale of common stock	—	136,000
Principal payments on capital lease obligations	(45,834)	(24,973)

Net cash (used in) provided by financing activities	(94,765)	411,027

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
NET INCREASE IN CASH	$207,374	$20,281

CASH - Beginning of period	1,161,369	190,063

CASH - End of period	$1,368,743	$210,344

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest, net	$10,367	$3,140
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

Property and equipment purchased by capital lease	$134,268	$—
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
     Equipment purchased with grant funding
In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purpose of purchasing equipment related to the grant’s purpose. The Company elected to record the funds received as a liability; therefore, the equipment is not reflected in the Company’s financial statements. As equipment was purchased, the liability initially created when the cash was received was reduced with no revenue recognized or equipment recorded on the balance sheet. In 2005 the Company purchased equipment in the amount of $25,945 that was reimbursed by TFAF in the first quarter of 2006. As of September 30, 2006, the Company had disbursed the entire amount received. The grant provides that as long as the Company performs in compliance with the grant, the Company retains the rights to the equipment. Management anticipates that the Company will be in compliance with the requirements of the grant and, therefore, expects to retain the equipment at the end of the grant in 2007.
     Reclassification
Certain amounts in the prior year financial statements pertaining to research and development have been reclassified to conform to the current year presentation.

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (continued)
     Stock Based Compensation
During 2005 the Company accounted for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard “Accounting for Stock Based Compensation” (SFAS 123), which established accounting and disclosure requirements using a fair value based methodology. SFAS 123 allowed the intrinsic value method to be used, and required disclosure of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method on a pro forma basis, as set forth in the table below. For all periods prior to January 1, 2006, the Company utilized the fair value method as provided for in SFAS 123 to account for stock based compensation to non-employees.
The Company’s pro forma information for the nine months ended September 30, 2005, in accordance with the provisions of SFAS 123 is provided below. For purposes of pro forma disclosures, stock based compensation was amortized to expense on a straight-line basis over the vesting period.

	For the nine months ended Sept. 30,
	2006	2005
Net income (loss) applicable to common shares:
As reported	$8,463	$(319,595)
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	—	(9,514)

Pro forma net income (loss) under SFAS #123	$8,463	$(329,109)

Basic and diluted income (loss) per share:
As reported	$0.00	$(0.13)
Pro forma under SFAS 123	$0.00	$(0.13)
For the nine months ended September 30, 2005, there was no stock based employee compensation cost included in the determination of net loss as reported.
Recently Issued Accounting Standards — In December 2004, the FASB issued SFAS 123 (Revised), “Shared Based Payment” (SFAS 123R). SFAS 123R replaced SFAS 123, and superseded APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R and related interpretations using the modified-prospective transition method. Under this method, compensation cost recognized in the first nine months of 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock based compensation expense recognized for the nine

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies (continued)
months ended September 30, 2006 was $5,744, which is included in the operating expenses in the accompanying statements of operations.
In December 2005, the Board of Directors approved the acceleration of vesting of unvested stock options previously awarded to employees and officers of the Company. As a result of this action, options to purchase 149,500 shares of common stock that would otherwise have vested over the next one to five years became fully vested. The decision to accelerate the vesting of these options was considered to be in the best interest of the Company’s shareholders and was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of FAS 123R.
Note 3. Common Stock and Stock Options
The following stock options were granted under the 2006 Stock Option Plan during the nine months ended September 30, 2006:

Grant Date	# Options Granted	Option Price
June 19, 2006	42,500	$3.25
The cumulative status at September 30, 2006 and 2005 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plan is summarized as follows:
Employee Stock Options

		Average
	Stock Options	Exercise Price
Outstanding at December 31, 2004	311,250	$1.89
Granted	40,000	2.40
Forfeited	(23,000)	2.00

Outstanding at September 30, 2005	328,250	$1.95

Outstanding at December 31, 2005	328,250	$1.95
Granted	42,500	3.25
Exercised	(1,200)	1.00
Forfeited	(15,000)	2.13

Outstanding at September 30, 2006	354,550	$2.10

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 3. Common Stock and Stock Options (continued)
     Non-Employee Director Stock Options

		Average
	Stock Options	Exercise Price
Outstanding at December 31, 2004	164,000	$2.01
Granted	50,000	2.40
Expired	(17,000)	2.11

Outstanding at September 30, 2005	197,000	2.10

Outstanding at December 31, 2005	247,000	2.48

Outstanding at September 30, 2006	247,000	$2.48

The exercise prices for all outstanding stock options ranged from $1.00 to $4.00 at September 30, 2006. The weighted average option price for all options outstanding is $2.26 with a weighted average remaining contractual life of 6.5 years.
The weighted average fair values at date of grant for all options granted during 2006 and 2005 were $3.03 and $2.28, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

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
Note 4. Inventory
     Inventory is comprised of the following:

	Sept. 30,	December 31,
	2006	2005
	(unaudited)
Raw materials	$392,096	$286,089
Work-in-progress	184,945	201,441
Finished goods	187,523	185,871
Inventory reserve	(88,851)	(89,261)

	$675,713	$584,140

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 5. Earnings Per Share
Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At September 30, 2005, all Common Stock options and warrants were anti-dilutive due to the net loss. The following is provided to reconcile the earnings per share calculations:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2006	2005	2006	2005
Income (loss) applicable to common shares	$110,236	$(44,320)	$8,463	$(319,595)

Weighted average common shares outstanding — basic	3,425,980	2,467,686	3,425,937	2,448,906
Effect of dilutions - stock options /warrants	481,857	—	520,098	—

Weighted average shares outstanding — diluted	3,907,837	2,467,686	3,946,035	2,448,906

Note 6. Capital Requirements
The Company’s accumulated deficit since inception was $8,134,004 (unaudited) at September 30, 2006. The losses have been financed primarily from additional investments and loans by major shareholders and private offerings of common stock and warrants to purchase common stock. The Company cannot assure that it will be able to raise additional capital in the future to fund its operations.
As of September 30, 2006, cash on-hand was $1,368,743. Management believes, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through September 30, 2007. During 2005 the Company raised additional funds through offerings of debt and equity. The Company received debt financing of $300,000 in 2005. Of this $300,000 received, $100,000 was repaid to the lender and $200,000 was converted into shares of the Company’s common stock in 2005.

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

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 6. Capital Requirements (continued)
The Company has incurred substantial operating losses through September 30, 2006, and numerous factors may make it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in its business plan, the Company may need to raise additional funds through public or private financing, collaborative relationships or other arrangements. Its ability to raise additional financing depends on many factors beyond its control, including the state of capital markets, the market price of its common stock and the development or prospects for development of competitive products by others. Because the common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the common stock.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.
Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the Company’s and management’s intent, belief, and expectations, such as statements concerning the Company’s future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-QSB and in other statements the Company makes involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect the Company’s business and financial condition and could cause actual results to differ materially from plans and projections. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans will be achieved.
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
     Overview
Superconductive Components, Inc. (“SCI” or the “Company”), dba SCI Engineered Materials, an Ohio corporation, was incorporated in 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive (“HTS”) materials. The Company manufactures ceramic and metal targets for a variety of industrial applications including: Photonics/Optical, Thin Film Batteries and, to a lesser extent HTS. Photonics/Optical currently represents the Company’s largest market for its targets. Thin Film Battery is a developing market where manufacturers of batteries use the Company’s targets to produce very small power supplies, with small quantities of stored energy. The production and sale of HTS materials was the initial focus of the Company’s operations and materials continue to be a part of the Company’s development efforts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Executive Summary
For the three months ended September 30, 2006, the Company had revenues of $2,064,497. This was an increase of $1,043,286, or 102.2%, over the three months ended September 30, 2005. The third quarter revenue for 2006 was a record and the fifth consecutive quarter that product revenue exceeded $1,000,000.
For the nine months ended September 30, 2006, the Company had revenues of $4,423,554. This was an increase of $2,113,749, or 91.5%, over the same period in 2005.
For the nine months ended September 30, 2006, the Company recorded net income applicable to common shares of $8,463 compared to a net loss of $(319,595) for the same period in 2005. The Company adopted SFAS 123R effective January 1, 2006. SFAS 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements. Included in expenses for 2006 is non-cash compensation expense to employees related to the granting of stock options. This expense totaled $5,744 through September 30, 2006. The net income applicable to common shares would have been $14,207 through September 30, 2006 without this expense. Earnings Before Interest, Taxes, Deprecation and Amortization (EBITDA) was $165,542 during the nine months ending September 30, 2006 versus $(80,662) during the same period last year.
Orders received in the third quarter of 2006 were $3,532,000, which was $2,528,000 or 251.8% more than the third quarter of 2005. Orders received in the first nine months of 2006 totaled $7,253,000, which was $4,769,000, or 192.0% higher than the same period in 2005. The orders received through September 2006 exceeded the amount of orders received for all of 2005, which was $3,459,000. The growth in orders is primarily due to increased demand from current customers coupled with business from new customers.
     RESULTS OF OPERATIONS
Nine months ended September 30, 2006 (unaudited) compared to nine months ended September 30, 2005 (unaudited):
     Revenues
Revenues for the nine months ended September 30, 2006 were $4,423,554, compared to $2,309,805, for the same period last year, an increase of $2,113,749 or 91.5%.
Product revenues for the nine months ended September 30, 2006 increased to $4,381,462, from $2,064,122 for the same period last year, or an increase of 112.3%. The increase in revenues for the first nine months of 2006 was due to the return of a major customer and the addition of another major customer following the receipt by the Company of ISO 9001:2000 certification in the second quarter of 2005. Also, the addition of other new customers since the third quarter of 2005 has contributed to increased revenues. Revenues included the ongoing purchase of commodities whose prices have historically experienced periods of significant fluctuation. These changes are regularly reflected in the Company’s selling prices.
Contract research revenues were $42,092 for the nine months ended September 30, 2006, as compared to $245,683 for the same period last year. The decrease was due to the completion of work performed on a Phase II Small Business Innovation Research grant for $523,612 from the United States Department of Energy that was awarded in 2003. This award was to develop an

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
advanced method to manufacture continuous reacted lengths of High Tc Superconductor: Bismuth Strontium Calcium Copper Oxide — 2212 Wire. The work on this contract was completed in 2005. Revenues of $0 and $231,738 from this grant were included in the first nine months of 2006 and 2005, respectively.
The Company received notification in 2005 from the United States Department of Energy of a Notice of Financial Assistance Award in the amount of $99,793. This award provided support for Phase I of an SBIR entitled “Feasibility of Cost Effective, Long Length, BSCCO 2212 Round Wires, for Very High Field Magnets Beyond 12 Tesla at 4.2 Kelvin.” The work on the contract has been completed. Revenues for this award of $42,092 were recognized during the first nine months of 2006 and $57,701 in revenues were recognized in the second half of 2005.
     Gross Margin
Total gross margin for the nine months ended September 30, 2006 was $1,022,520, or 23.1% of total revenue, compared to $640,497, or 27.7% of total revenue, for the same period of 2005. Gross margin on product revenue was 22.8% for the nine months ended September 30, 2006, versus 23.1% for the same period of 2005. The slight decline was due to product mix of higher value product with lower gross margin commodities. Gross margin on contract research revenue was 58.6% and 66.4% for the nine months ended September 30, 2006 and 2005, respectively. The decrease was due to the completion of the Phase II grant.
     Selling Expense
Selling expense for the nine months ended September 30, 2006 increased to $210,162, from $167,518 for the same period of 2005, an increase of 25.5%. The increase was due to the implementation of an incentive compensation program.
     General and Administrative Expense
General and administrative expense for the nine months ended September 30, 2006 increased to $667,013, from $560,487 for the same period of 2005, an increase of 19.0%. The increase was due to increased wages, higher public relations and legal expenses and implementation of an incentive compensation program.
     Research and Development Expense
Research and development expense for the nine months ended September 30, 2006 was $144,974, compared to $146,817 for the same period of 2005, a decrease of 1.3%. The slight decrease was due to a change in focus from R&D to manufacturing Photonics products.
     Interest Income and Expense
Interest income was $32,501 and $1,473 for the nine months ended September 30, 2006 and 2005, respectively. This was due to an increase in cash from the private equity placement in the fourth quarter of 2005 and also an increase in revenues during the fourth quarter of 2005 and the first nine months of 2006.
Interest expense was $10,367 and $67,402 for the nine months ended September 30, 2006 and 2005, respectively. Interest expense to related parties was $0 and $64,263 for the nine months ended September 30, 2006, and 2005, respectively. The decrease was due to the elimination of interest expense to related parties on a note that was repaid, and another note that converted to equity in October of 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
INCOME (LOSS) APPLICABLE TO COMMON SHARES
Income (loss) applicable to common shares was $8,463 and $(319,595) for the nine months ended September 30, 2006 and 2005, respectively. Net income (loss) per common share based on the income (loss) applicable to common shares for the nine months ended September 30, 2006 and 2005 was $0.00 and $(0.13), respectively. The income (loss) applicable to common shares includes the net income (loss) from operations and the accretion of Series B preferred stock dividends. The net income (loss) per common share before dividends on preferred stock was $.01 and $(0.12) for the nine months ended September 30, 2006 and 2005, respectively.
Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock totaled $18,888 and $18,889 for the nine months ended September 30, 2006 and 2005, respectively.
Basic earnings per common share for the nine months ended September 30, 2006 were $0.00 per share with 3,425,937 average common shares outstanding as compared to $(0.13) per share and 2,448,906 weighted average common shares outstanding for the nine months ended September 30, 2005.
Diluted earnings per common share for the nine months ended September 30, 2006 were $0.00 per share with 3,946,035 average common shares outstanding as compared to $(0.13) per share and 2,448,906 weighted average common shares outstanding for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, all outstanding common stock equivalents were anti-dilutive due to the net loss.
The following schedule represents the outstanding common shares of the Company during the period of 2006 through 2016 assuming all outstanding stock options and stock warrants are exercised during the year of expiration. If each shareholder exercises his or her options or warrants, it could increase the Company’s common shares by 1,268,537 (37.0%) to 4,695,652 by December 31, 2016. Exercise prices for options and warrants range from $1.00 to $4.00 at September 30, 2006. Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and	Potential
	Warrants	Shares
	due to expire	Outstanding
2006	—	3,427,115
2007	—	3,427,115
2008	94,930	3,522,045
2009	160,418	3,682,463
2010	459,389	4,141,852
2011	80,000	4,221,852
2012	170,000	4,391,852
2013	31,300	4,423,152
2014	90,000	4,513,152
2015	140,000	4,653,152
2016	42,500	4,695,652

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     LIQUIDITY AND WORKING CAPITAL
At September 30, 2006, working capital was $1,347,462 compared to $(337,744) at September 30, 2005. This was due to an increase in cash from the private equity placement in the fourth quarter of 2005, an increase in accounts receivable, and the elimination of obligations due to a note payable-shareholder in the fourth quarter of 2005. The Company provided cash from operations of approximately $466,000 for the nine months ended September 30, 2006. The Company used cash from operations of approximately $347,000 for the nine months ended September 30, 2005. Significant non-cash items including depreciation, accretion and amortization, stock based compensation expense, inventory reserve on excess and obsolete inventory, and allowance for doubtful accounts were approximately $166,000 and $155,000, for the nine months ended September 30, 2006 and 2005, respectively. Accounts receivable, inventory, prepaid expenses and other assets increased approximately $254,000 for the nine months ended September 30, 2006 compared to approximately $202,000 for the same period in 2005. Accounts payable, accrued expenses and deferred revenue increased approximately $527,000 for the nine months ended September 30, 2006 versus an increase of approximately $1,000 for the first nine months of 2005.
The Company used cash of approximately $164,000 and $43,000 for investing activities for the nine months ended September 30, 2006 and 2005, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity, new product lines and leasehold improvements for the new facility. Proceeds on sale of equipment totaled $0 and $250 for the nine months ended September 30, 2006 and 2005, respectively.
The Company used cash of approximately $95,000 for financing activities during the nine months ended September 30, 2006. Cash payments to third parties for capital lease obligations approximated $46,000. Cash payments for services provided for the registration of common stock were $50,131. Proceeds from the exercise of stock options were $1,200. The Company incurred new leases of $134,268 for a forklift and production equipment.
The Company provided cash of approximately $411,000 for financing activities for the nine months ended September 30, 2005. Cash payments to third parties for capital lease obligations approximated $25,000. Proceeds from notes payable totaled $300,000 and proceeds from the sale of common stock were $136,000.
During the third quarter of 2006, the Company met with the Development Financing Advisory Council (DFAC) of the Ohio Department of Development and applied for a loan from the Innovation Ohio Loan Fund. The DFAC has forwarded the Company’s request for a $631,687 loan at an interest rate of 7.5% plus certain fees over 7 years to the State Controlling Board and recommended the loan be approved at the November 13, 2006 State Controlling Board meeting.
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
We commenced business in May of 1987. Our accumulated deficit since inception was $8,134,004 (unaudited) at September 30, 2006.
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
Part II. Other Information
Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer. *

31.2	Rule 13a-14(a) Certification of Principal Financial Officer. *

32.1	Section 1350 Certification of Principal Executive Officer. *

32.2	Section 1350 Certification of Principal Financial Officer. *

99.1	Press Release dated November 1, 2006, entitled “Superconductive Components, Inc. Reports Record Third Quarter Revenue.” *

*	Filed with this report
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTIVE COMPONENTS, INC.
Date: November 1, 2006	/s/ Daniel Rooney
Daniel Rooney, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer)