Form 10KSB
period 2006-12-31
SUPERCONDUCTIVE COMPONENTS INC
filed 2007-03-07
CIK 830616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2006
Commission File Number: 0-31641
SUPERCONDUCTIVE COMPONENTS, INC.
(Name of small business issuer in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1210318 (I.R.S. Employer Identification No.)
2839 Charter Street
Columbus, Ohio 43228
(Address of principal executive offices, including zip code)
(614) 486-0261
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, without par value
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     The issuer’s revenues for the fiscal year ended December 31, 2006, were $8,045,792.
     The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $10,432,375 on March 2, 2007.
     There were 3,440,191 shares of the Registrant’s Common Stock outstanding on March 2, 2007.
     Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑
Documents Incorporated By Reference
     Portions of our Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III.

Note Regarding Forward-Looking Statements
     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 26A of the Securities Act of 1933, as amended. The words “anticipate,” “believe,” “expect,” “estimate,” and “project” and similar words and expressions identify forward-looking statements, which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in “Description of Business — Risk Factors.” The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Introduction
     Superconductive Components, Inc. (“SCI” or “the Company”), dba SCI Engineered Materials, an Ohio corporation, was incorporated in 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive (“HTS”) materials. We manufacture ceramic and metal targets for a variety of industrial applications including: Photonics/Optical, Semiconductor, Thin Film Batteries and, to a lesser extent HTS. Photonics/Optical currently represents our largest market for our targets. Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies, with small quantities of stored energy. The production and sale of HTS materials was the initial focus of our operations.
History of the Company
     The late Dr. Edward Funk, Sc.D., and his late wife Ingeborg founded Superconductive Components, Inc., in 1987. Dr. Funk, formerly a Professor of Metallurgy at The Ohio State University and a successful entrepreneur, envisioned significant market potential for the newly discovered High Temperature Superconductivity (HTS) material YBCO (Tc of 90o K). Our first product was a 99.999% pure, co-precipitated YBCO 1-2-3 powder. Over the years we expanded our product line by adding other High Tc Powders, sintered shapes, single crystal substrates, and non-superconducting sputtering targets.
     SCI opened a subdivision, Target Materials Inc. (TMI), in 1991 to supply the increasing worldwide demand for sputtering and laser ablation targets. TMI became a full service manufacturer of high performance thin film materials, providing a wide selection of metals, ceramics, and alloys for sputtering targets, evaporation sources, and other PVD applications. TMI served the R&D as well as the Industrial and Decorative Coating markets. During this time, TMI began to manufacture targets for the Photovoltaic, Flat Panel Display, and Semiconductor industries.
     In July of 2002 the two divisions, Superconductive Components Inc. and Target Materials Inc., were merged. The resulting company operates under the name SCI Engineered Materials. We began to manufacture complex ceramic, metal, and alloy products for the thin film battery, photovoltaic, media storage, flat panel display, semiconductor, electronic, and photonic industries.
     In May of 2005, we received ISO 9001:2000 registration, an internationally recognized milestone in our pursuit of quality. This registration enabled us to increase our customer base in the Photonics/Optical market which has benefited sales since the second quarter of 2005.
     Throughout our history, we have conducted funded research primarily under grants from entities such as the Department of Energy, the National Science Foundation, NASA, and the Ohio Department of Development. These activities are generally limited to funded research that is consistent with our focus on commercial applications in our principal markets.
     Over the past two decades, we have developed considerable expertise in the development and ramp-up of manufacturing of novel materials, such as Bismuth Strontium Calcium Copper Oxide (a superconductor), and battery and solar physical vapor deposition targets. Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions. We actively seek to partner with organizations to provide solutions for difficult material challenges.
Business
     We view our business as supplying ceramic and metal materials to a variety of industrial applications including: Photonics/Optical, Semiconductor, Thin Film Batteries and HTS.
     The production and sale of HTS materials was the initial focus of our operations and these materials continue to be part of our development efforts. We continue to work with private companies and government agencies to develop new and improved products for future applications; however, our principal business focus is on products positioned for commercialization.

     Photonics/Optical currently represents the largest market for our materials. Our customers are continually identifying new materials that improve the utility of optical coating. This includes improvements in their ability to focus or filter light, and coatings that improve wear and chemical attack resistance, all of which increase the potential demand for the types and amounts of materials we sell in this market. Photonic applications continue to expand as new methods are found to manipulate light waves to enhance the various properties of light. Currently, these include optic devices, photonic integrated circuits, reflective coatings and solar products.
     Thin Film Battery materials is a developing market where manufacturers of batteries use our targets, especially lithium orthophosphate and lithium cobalt oxide as key elements to produce power supplies with small quantities of stored energy. A typical Thin Film Battery would be produced via Physical Vapor Deposition (PVD) with five or more thin layers. These batteries are often one centimeter square but only 15 microns thick. Potential applications for these batteries include, but are not limited to, active RFID tags, battery on chip, portable electronics, and medical implant devices.
     We achieved ISO 9001:2000 certification during 2005. This immediately resulted in the return of a major customer and the addition of another major customer which helped to increase our sales in the second half of 2005 and through out 2006.
     We had total annual revenues of $8,045,792, $3,457,182, and $2,172,864 in the years ended December 31, 2006, 2005, and 2004, respectively.
     Principal suppliers in 2006 were Polema S.A., Engelhard Corporation and Johnson Matthey. In every case, we believe that suitable alternate vendors can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.
     Our largest customer represented over 60% of total revenues in 2006. We had contract research revenue of $42,092 and $289,439, representing 0.5% and 8.4%, for the years ending December 31, 2006 and 2005, respectively.
Marketing and Sales
     We use various distribution channels to reach end user markets, including direct sales by our sales persons, independent manufacturers’ representatives in the United States, and independent distributors for international markets. The Internet provides tremendous reach for new customers to be able to identify us as a source of their product needs. We have an operating website www.sciengineeredmaterials.com, which we upgraded in 2006 to include expanded online product inquiry capabilities and additional product information. In 2006, we added a marketing manager to further drive our sales efforts, especially in the Semiconductor market.
Ceramics
     We are capable of producing ceramic powders via several different processing techniques including solid state, precipitation and combustion synthesis. Ceramic targets can also be produced in a variety of ways depending on the end user applications. Production techniques include sintering, cold isostatic pressing and hot pressing.
     Most of our products are manufactured from component chemicals and metals supplied by various vendors. If we suddenly lost the services of a supplier, there could be a disruption in its manufacturing process until the supplier was replaced. We have identified several firms as potential back-up suppliers who would be capable of supplying these materials to us as necessary. To date, we have not experienced an interruption of raw material supplies.
Metals
     In addition to the ceramic targets previously mentioned, we produce metal sputtering targets and backing plates. The targets are bonded to the backing plates for application in the PVD industry. These targets can be produced by casting, hot pressing and machining of metals and metal alloys depending on the application.
     Applications for metal targets are highly varied from applying decorative coatings for end uses such as sink faucets to the production of various electronic, photonic and semiconductor products.
     We purchase various metals of reasonably high purity (often above 99.9%) for our applications. We are not dependent on a single source for these metals and do not believe losing a vendor would materially affect our business.

     We have continually added production processes and testing equipment for the many product compositions that can be used as PVD materials.
Competition
     We have a number of domestic and international competitors in both the ceramic and metal fields, many of whom have resources far in excess of our resources. Williams Advanced Materials provides both powders and thin film deposition products. Kurt Lesker is another supplier of ceramic targets and Dowa Chemicals of Japan supplies HTS materials. Tosoh, Williams Advanced Materials, Kurt Lesker and Plasmaterials are competing suppliers in regard to metal targets.
Research and Development
     We are developing sputtering targets for semiconductor applications which could be used to produce high K dielectric films via PVD processing. We focus our research and development efforts in areas that build on our expertise in multi-component ceramic oxides.
     Contract research revenues were $42,092 during 2006, compared to $289,439 for 2005 . The decrease was due to the completion of work performed on a Phase II Small Business Innovation Research grant for $523,612 from the United States Department of Energy that was awarded in 2003. This award was to develop an advanced method to manufacture continuous reacted lengths of High Tc Superconductor: Bismuth Strontium Calcium Copper Oxide — 2212 Wire. The work on this contract was completed in 2005. Revenues of $0 and $231,738 from this grant were included in 2006 and 2005, respectively.
     We received notification in 2005 from the United States Department of Energy of a Notice of Financial Assistance Award in the amount of $99,793. This award provided support for Phase I of an SBIR entitled “Feasibility of Cost Effective, Long Length, BSCCO 2212 Round Wires, for Very High Field Magnets Beyond 12 Tesla at 4.2 Kelvin.” The work on the contract has been completed. Revenues of $42,092 and $57,701 were recognized in 2006 and 2005, respectively.
     We intend to continue to seek funded research opportunities that maintain and expand technical understanding within our company.
     We have certain proprietary knowledge and trade secrets related to the manufacture of ceramic oxide PVD materials and patents covering some HTS products.
New Product Initiatives
     During 2006, we began work to develop transparent conductive oxide materials for the fast growing Photovoltaic (PV or Solar Cell) market. Three materials were identified for development. One of these three materials was being tested in a prototype application in 2006.
     We have undertaken research and development opportunities with respect to new and innovative materials and processes to be used in connection with the production of Thin Film Batteries. Presently, there are approximately five manufacturers of Thin Film Batteries in the country, each in various stages of development from prototype to small scale production. In addition there are several firms and research institutes conducting tests on Thin Film Batteries. We believe this market may potentially become very large with significant growth expected during the next two years. There are numerous applications for Thin Film Batteries, including, but not limited to, active RFID tags, battery on chip, portable electronics, and medical implant devices. Given the many potential uses for Thin Film Batteries, we anticipate that the market for materials it produces will grow in direct correlation to the Thin Film Battery market itself.
     We currently face competition from other producers of materials used in connection with the manufacture of Thin Film Batteries. We believe that we have certain competitive advantages in terms of quality, but acknowledge that we are currently at a disadvantage in terms of capital resources. We intend to actively market our materials to Thin Film Battery producers in the upcoming year in order maintain our strong presence in this market. Currently, SCI is the leading supplier of targets to this market.
     At present, we have several customers for the materials we produce for Thin Film Batteries. Since we have begun producing materials for the Thin Film Battery market, we have experienced no problems securing the supplies needed to produce the materials. We do not anticipate supply problems in the near future. However, changes in production methods and advancing technologies could render our current products obsolete and the new production protocols may require supplies that are less available in the marketplace, which may cause a slowing or complete halt to production as well as expanding costs which we may or may not be able to pass on to our customers.
     In October of 2003, we were awarded a $1.2 million grant from the State of Ohio’s Third Frontier Action Fund. We have teamed with Lithchem Inc. to produce raw materials for the Lithium Thin Film Battery sputtering target manufacturing process. The funds were used to procure capital equipment required to commercialize the manufacturing process for target manufacturing. In addition, three manufacturers of Lithium Thin Film Batteries have agreed to participate in the program and will provide testing and manufacturing qualification evaluations of targets produced using the commercial scale processes developed during the grant period. The term of the grant was two years. An extension has been approved and the program is expected to be completed by September 30, 2007. We have received and are using equipment funded by this grant.
Intellectual Property
     We have received a patent for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method from the United States Patent and Trademark Office. We also have received a patent for a new process to join two individual strongly linked super-conductors utilizing a melt processing technique.
     In the future, we may submit additional patent applications covering various applications, which have been developed by us. Because U.S. patent applications are maintained in secret until patents are issued, and because publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, we may not be the first creator of inventions covered by issued patents or pending patent applications or the first to file patent applications for such inventions. Additionally, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed.
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
Employees
     We had 21 full-time employees as of December 31, 2006. Of these employees one held a PhD in Material Science. We have never experienced work stoppage and consider our relations with employees to be good. The employees do not have a bargaining unit.
Environmental Matters
     We handle all materials according to Federal, State and Local environmental regulations and include Material Safety Data Sheets (MSDS) with all shipments to customers. We maintain a collection of MSDS sheets for all raw materials used in the manufacture of products and maintenance of equipment and insure that all personnel follow the handling instructions contained in the MSDS for each material. We contract with a reputable fully permitted hazardous waste disposal company to dispose of the small amount of hazardous waste materials generated.
Collections and Write-offs
     We collected receivables in an average of 24 days in 2006. We have occasionally been forced to write-off negligible amount of accounts receivable as uncollectible. We consider credit management critical to our success.
Seasonal Trends
     We have not experienced and do not expect to experience seasonal trends in future business operations.

Risk Factors
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The following factors have affected or could affect actual results and could cause such results to differ materially from those expressed in any forward-looking statements made. Investors should consider carefully the following risks and speculative factors inherent in and affecting the business of SCI and an investment in the our common stock.
Historically we have experienced significant operating losses and may continue to do so in the future.
     The Company reported net income applicable to common shares of $277,083 for 2006. Our accumulated deficit since inception in 1987 was $7,859,087 at December 31, 2006.
     We have financed our historical losses primarily from additional investments and loans by our major shareholders and private offerings of common stock and warrants to purchase common stock in 2004 and 2005. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations.
We have limited marketing and sales capabilities.
     We hired a full time marketing manager in 2006, to expand our marketing activities, especially in the semiconductor market. We must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services to successfully market our products. A failure to develop these capabilities or obtain third-party agreements could adversely affect us.
Our success depends on our ability to retain key management personnel.
     Our success depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. The loss of services of one of our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel could have a material adverse effect on our business, operating results and financial condition. Although we have been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that it will be able to do so in the future.
We may need to seek additional capital in the future, which may reduce the value of our common stock.
     We reported net income applicable to common shares of $277,083 for 2006. We incurred substantial operating losses prior to 2006. We could be required to seek additional capital in the future for growth and working capital purposes. There is no assurance that new capital will be available or that it will be available on terms that will not result in substantial dilution or reduction in value of our common stock.
Our competitors have far greater financial and other resources than we have.
     The market for Physical Vapor Deposition Materials is a substantial market with significant competition in both ceramic and metal materials. While we believe that our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as a Williams Advanced Materials, Kurt Lesker and Dowa Chemicals of Japan, all of which have more resources than we have.
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
     We have had government contracts in the past but do not currently have any government contracts. Should we receive such contracts in the future, the government has the right to cancel virtually all of the contracts, which are terminable at its option. While we have complied with applicable government rules and regulations and contract provisions in the past, we could fail to comply in the future. Noncompliance with government procurement regulations or contract provisions could result in the termination of government contracts.

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
     We have received, from the United States Patent and Trademark Office, a patent for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method, and have also received a patent for a process to join two individual strongly linked super-conductors utilizing a melt processing technique. In the future, we may submit additional patent applications covering various applications. The patent application we filed and patent applications that we may file in the future may not result in patents being issued, and any patents issued may not afford meaningful protection against competitors with similar technology, and may be challenged by third parties. Because U.S. patent applications are maintained in secret until patents are issued, and because publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, we may not be the first creator of inventions covered by issued patents or pending patent applications or the first to file patent applications for such inventions. Moreover, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial costs. Litigation may also be necessary to enforce any patents held by or issued to us or to determine the scope and validity of others’ proprietary rights, which could result in substantial costs.
The rapid technological changes of our industry may adversely affect us if we do not keep pace with advancing technology.
     The Physical Vapor Deposition Market is characterized by rapidly advancing technology. Our success depends on our ability to keep pace with advancing technology and processes and industry standards. We have focused our development efforts on powders and sputtering targets. We intend to continue to develop and integrate advances in the thin film coatings industry. However, our development efforts may be rendered obsolete by research efforts and technological advances made by others, and materials other than those we currently use may prove more advantageous.
Additional development of our products may be necessary due to uncertainty regarding development of markets.
     Some of our products are in the early stages of commercialization and we believe that it will be several years before these products will have significant commercial end-use applications, and that significant additional development work may be necessary to improve the commercial feasibility and acceptance of these products. There can be no assurance that we will be able to commercialize any of the products currently under development.
     To date, there has been no widespread commercial use of High Temperature Superconductive (HTS) products. Additionally, the market for the Thin Film Battery materials is still in its nascent stages.
The market for our common stock is limited, and as such our shareholders may have difficulty reselling their shares when desired or at attractive market prices.
     Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices. In 2001, our stock began trading on The Over the Counter Bulletin Board (“OTC Bulletin Board”). Nevertheless, our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

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
Prior to the fourth quarter of 2006 our common stock was subject to the Securities and Exchange Commission’s “penny stock” regulations, which limited the liquidity of common stock held by our shareholders.
     Based on trading prices prior to the fourth quarter of 2006, our common stock was considered a “penny stock” for purposes of federal securities laws, and therefore was subject to regulations, which affected the ability of broker-dealers to sell our securities. Broker-dealers who recommend a “penny stock” to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser’s written agreement to a transaction prior to sale. There can be no assurances that our common stock will not again fall under these regulations.
     If penny stock regulations apply to our common stock, it may be difficult to trade the stock because compliance with the regulations can delay and/or preclude certain trading transactions. Broker-dealers may be discouraged from effecting transactions in common stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of our common stock, and impede the sale of the common stock in the secondary market.
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
ITEM 2. DESCRIPTION OF PROPERTY.
     Our office and manufacturing facilities are located at 2839 Charter Street, Columbus, Ohio, where we occupy approximately 32,000 square feet. We moved our operations into this facility in 2004. The lease on the property expires on August 16, 2014. We believe these facilities are in good condition and will be adequate for our needs for the foreseeable future.
     We are current on all operating lease liabilities.
ITEM 3. LEGAL PROCEEDINGS.
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Market for Common Stock
     Our common stock currently trades on the OTC Bulletin Board under the symbol “SCCI.” The following table sets forth for the periods indicated the high and low bid quotations for our common stock.

	High	Low
Fiscal 2005
Quarter Ended March 31, 2005	$2.50	$1.75
Quarter Ended June 30, 2005	3.12	1.75
Quarter Ended September 30, 2005	2.95	2.25
Quarter Ended December 31, 2005	5.50	2.25
Fiscal 2006
Quarter Ended March 31, 2006	5.50	3.50
Quarter Ended June 30, 2006	4.75	3.25
Quarter Ended September 30, 2006	4.90	3.00
Quarter Ended December 31, 2006	6.15	3.10
     The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.
     As discussed above, at the present time, our common stock trades on the OTC Bulletin Board. Historically, our common stock was classified as a penny stock. Based on current trading price, our common stock is no longer considered a penny stock for purposes of federal securities laws.
     If our common stock were to once again fall under the penny stock regulations, it may be difficult to trade the stock because compliance with the regulations can delay and/or preclude certain trading transactions. Broker-dealers may be discouraged from effecting transactions in our stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of our common stock, and impede the sale of the stock.
Holders of Record
     As of December 31, 2006, there were approximately 448 holders of record of the common stock of SCI and 3,432,915 shares outstanding. There were approximately 50 holders of Series B Preferred and as of December 31, 2006 there were 25,185 shares outstanding.
Dividends
     We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings for use in the business.

Equity Compensation Plan Information
     The following table sets forth additional information as of December 31, 2006, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

			Number of securities
			remaining available for
	Number of Securities to		issuance under equity
	be issued upon exercise	Weighted-average exercise	compensation plans
	of outstanding options,	price of outstanding	(excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	590,750	$2.25	274,950

Equity compensation plans not approved by security holders (2)	17,500	$2.88	—

Total	608,250	$2.27	274,950

(1) Equity compensation plans approved by shareholders include our 2006 Stock Option Plan.

(2) Includes 17,500 stock purchase warrants that can be acquired to purchase 17,500 shares our common stock, which were issued by us in exchange for consideration in the form of goods and services.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Overview
     Superconductive Components, Inc. (“SCI” or the “Company”), dba SCI Engineered Materials, an Ohio corporation, was incorporated in 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive (“HTS”) materials. We manufacture ceramic and metal targets for a variety of industrial applications including: Photonics/Optical, Semiconductor, Thin Film Batteries and, to a lesser extent HTS. Photonics/Optical currently represents our largest market for its targets. Semiconductor is the newest market we have entered. We added a full time Marketing Manager in late 2006 to pursue opportunities in this market. Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies, with small quantities of stored energy. The production and sale of HTS materials was the initial focus of our operations and these materials continue to be a part of our development efforts.
Executive Summary
     For the year ended December 31, 2006, we had record revenues of $8,045,792, which was a 133% increase over 2005. Revenues for the second half were substantially higher compared to the first half of the year.
     For the year ended December 31, 2006, we recorded net income applicable to common shares of $277,083 compared to a net loss of $(358,405) for 2005. We adopted SFAS 123R effective January 1, 2006. SFAS 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements. Included in expenses for 2006 is non-cash compensation expense to employees related to the granting of stock options. The net income applicable to common shares would have been $287,135 in 2006 without this expense. Earnings Before Interest, Taxes, Deprecation and Amortization (EBITDA) was $494,101 during 2006 versus $(64,936) during 2005.
     Orders received in 2006 were $8,841,827, which was $5,382,744 or 155.6% more than 2005.
Results of Operations
Critical Accounting Policies
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-KSB for the year ended December 31, 2006 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit to us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.
Year 2006 As Compared to Year 2005
     Revenues
     Revenues increased by 132.7% in 2006 to $8,045,792 from $3,457,182 the prior year.
     Product sales increased 152.7% to $8,003,700 in 2006 from $3,167,743 in 2005. The increase in revenues was due to the return of a major customer and the addition of another major customer following the receipt of ISO

9001:2000 certification, in the second quarter of 2005, as well as the addition of other new customers since the third quarter of 2005. In addition, a portion of the revenue increase was attributable to an increase in a commodity raw material. Revenues include the ongoing purchase of commodities whose prices have historically experienced periods of significant fluctuation. These changes are regularly reflected in selling prices and we are not exposed to risks associated with price fluctuations of those commodities.
     Government development contract revenue was $42,092, or 0.5% of total revenues in 2006 and $289,439 or 8.4% of total revenues in 2005. The decrease was due to the completion of work performed on a Phase II Small Business Innovation Research (SBIR) grant for $523,612 from the United States Department of Energy that began in 2003. This award was to develop an advanced method to manufacture continuous reacted lengths of High Tc Superconductor: Bismuth Strontium Calcium Copper Oxide — 2212 Wire. The work on the contract was completed in 2005. Revenues of $0 and $231,738 from this grant were included in 2006 and 2005, respectively.
     During 2005, the Company received notification from the Department of Energy of a Notice of Financial Assistance Award that provides support for Phase I of an SBIR entitled “Feasibility of Cost Effective, Long Length, BSCCO 2212 Round Wires, for Very High Field Magnets Beyond 12 Tesla at 4.2 Kelvin.” The work on this contract was completed in 2006. Revenues of $42,092 and $57,701 were recognized during 2006 and 2005, respectively.
     We currently have no government contracts.
     Gross Margin
     Total gross margin in 2006 was $1,788,244 or 22.2% of total revenue as compared to $919,861 or 26.6% in 2005. The primary reason for the decrease expressed as a percentage of revenues was due to sales mix of higher value product with lower gross margin.
     Gross margin percent for product revenue was 22.0% in 2006 versus 23.0% in 2005. Gross margin percent for contract research revenue was 58.6% for 2006 compared to 66.0% in 2005. The decrease was due to the completion of the Phase II SBIR grant.
     Gross margin on our products vary widely and are impacted from period to period by sales mix and utilization of production capacity. We expect improved volume in 2007 as the efforts of the Sales Manager and Marketing Manager lead to new sales opportunities with new customers. This added volume is expected to improve manufacturing overhead absorption yielding improved gross margins.
     Inventory reserves are established for obsolete inventory, excess inventory quantities based on our estimate of net realizable value and for lower-of-cost or market. Reductions in this reserve were $13,399 and $26,269 for the years ended December 31, 2006, and 2005, respectively. We believe the inventory reserve, after its assessment of obsolete inventory, at December 31, 2006, of $75,862 will be adequate for excess inventory and a lower of cost-or-market analysis. The decrease in the reserve for 2006 is a result of a portion of obsolete inventory sold at reduced prices.
     Selling Expense
     Selling expense increased 49.3% to $354,609 from $237,569 in 2005. This increase was primarily due to the addition of a marketing manager and the implementation of an incentive compensation program.
     General and Administrative Expense
     General and administrative expense in 2006 was $928,506 compared to $765,748 in 2005, an increase of 21.3%. This was due to increased wages, higher public relations and legal expenses and the implementation of an incentive compensation program.
     Research and Development Expense
     Research and development expense for 2006 was $212,507 compared to $183,403 in 2005, an increase of 15.9%. The increase is due to higher wages and continued Ruthenium, Thin Film Battery, Transparent Conductive Oxide and High K dielectric material and process developments.

     Interest Income and Expense
     Interest income was $43,427 and $9,843 for 2006 and 2005, respectively. This was due to funds received from the private equity placement in the fourth quarter of 2005 and cash from operations in 2006.
     Interest expense was $15,508 or 0.2% of revenues in 2006, compared to $75,624, or 2.2% or revenues in 2005. Interest expense for 2005 included $70,684 for related party interest expense. The decline was due to the elimination of interest expense to related parties on a note that was repaid, and another note that converted to equity in 2005.
Income (Loss) Applicable To Common Shares
     Income (loss) applicable to common shares was $277,083 and $(358,405) for 2006 and 2005, respectively. Net income (loss) per common share based on the income (loss) applicable to common shares for 2006 and 2005 was $0.08 and $(0.13), respectively. The income (loss) applicable to common shares includes the net income (loss) from operations and the accretion of Series B preferred stock dividends. The net income (loss) per common share before dividends on preferred stock was $0.09 and $(0.13) for 2006 and 2005, respectively.
     Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock was $25,185 for both 2006 and 2005.
     Basic earnings for 2006 were $0.08 per common share based on 3,427,236 average shares outstanding compared to a loss of $(0.13) per common share based on 2,665,078 weighted average shares outstanding for 2005.
     Diluted earnings per common share for 2006 were $0.07 based on 3,982,905 average shares outstanding compared to a loss of $(0.13) per share based on 2,665,078 weighted average shares outstanding for 2005. All outstanding common stock equivalents were anti-dilutive in 2005 due to the net loss.
     The following schedule represents our outstanding common shares during the period of 2007 through 2016 assuming all outstanding stock options and stock warrants are exercised during the year of expiration. If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,262,737 to 4,702,928 by December 31, 2016. Exercise prices for options and warrants range from $1.00 to $4.00 at December 31, 2006. Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and	Potential
	Warrants due	Shares
	to expire	Outstanding
2007	—	3,440,191
2008	94,930	3,535,121
2009	160,418	3,695,539
2010	459,389	4,154,928
2011	75,000	4,229,928
2012	170,000	4,399,928
2013	30,500	4,430,428
2014	90,000	4,520,428
2015	140,000	4,660,428
2016	42,500	4,702,928
Liquidity and Working Capital
     At December 31, 2006, working capital was $1,225,605 compared to $1,443,380 at December 31, 2005, a decrease of $217,775. The decrease compared to the prior year was due to $271,000 of deposits we made for equipment in the fourth quarter of 2006. Cash used in operating activities was approximately $76,000 for the twelve months ended December 31, 2006 compared to approximately $365,000 for the twelve months ended December 31, 2005. Significant non-cash items including depreciation, accretion and amortization, stock based compensation expense, warrants issued for consulting and debt, acceleration of stock options, inventory reserve on excess and obsolete inventory, and allowance for doubtful accounts were approximately $216,000 and $232,000, for the twelve months ended December 31, 2006 and 2005, respectively. Accounts receivable, inventory, prepaid expenses and other assets increased approximately $616,000 for the twelve months ended December 31, 2006 compared to approximately $156,000 for the same period in 2005. Accounts payable, accrued expenses and deferred revenue increased approximately $21,000 during 2006 versus a decrease of approximately $106,000 during 2005.
     Cash of approximately $334,000 and $75,000 was used for investing activities for the twelve months ended December 31, 2006 and 2005, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity, new product lines and leasehold improvements for the new facility. Proceeds on sale of equipment totaled $100 and $2,250 during 2006 and 2005, respectively.
     Cash of approximately $103,000 was used for financing activities during the twelve months ended December 31, 2006. Of this amount, principal payments to third parties for capital lease obligations approximated $63,000, cash payments for services provided for the registration of common stock were approximately $52,000, and proceeds from the exercise of stock options were $12,000. We incurred new capital lease obligations of approximately $168,000 for a forklift and production equipment.
     Cash of approximately $1,412,000 was provided for financing activities for the twelve months ended December 31, 2005. Of this amount, principal payments to third parties for capital lease obligations approximated $37,000, proceeds from notes payable totaled $300,000 and proceeds from the sale of common stock were approximately $1,349,000. In addition, principal payments on notes payable to shareholder totaled $200,000.
     During the third quarter of 2006, we met with the Development Financing Advisory Council (DFAC) of the Ohio Department of Development and applied for a loan from the Innovation Ohio Loan Fund. The DFAC has approved our request for a $631,687 loan at an interest rate of 7.5% plus certain fees over 7 years. These funds will be used to purchase production equipment in 2007.
     In November 2004, a director agreed to loan SCI up to $200,000 for working capital, to be drawn in increments of $50,000. The interest rate was Huntington National Bank’s prime rate plus 2%, accruing and compounding monthly. The loan was secured by a first lien on substantially all of our assets. For each $50,000 increment drawn on the loan, the director received 5,000 warrants to purchase our common stock at a purchase price of $2.50 per share exercisable until November 1, 2009. The loan was drawn based on the following schedule: November 3, 2004, $100,000, January 7, 2005, $50,000; and April 1, 2005, $50,000. The entire loan balance (principal and accrued interest) was repaid in October 2005.
     In April 2005, the same director who agreed to provide a secured loan for $200,000 to SCI in November 2004, agreed to provide an additional $200,000 secured loan to the Company for working capital. The interest rate was 10%, accruing and compounding monthly. On April 14, 2005, $100,000 was drawn on this loan. $100,000 was also drawn on the loan on May 20, 2005. By the terms of the loan, because we completed an equity financing of at least $500,000 during 2005, the principal and accrued interest on this loan totaling $209,110 automatically converted on the same basis as the new financing to 104,555 shares of common stock ($2.00 per share) and warrants to purchase an aggregate of 26,139 shares of our common stock at a purchase price of $3.00 per share exercisable until October 2010.
     In the fourth quarter of 2005, we completed a private placement to accredited investors. The investors purchased 986,555 shares of common stock at a price of $2.00 per share and warrants to purchase an additional 246,639 shares of common stock at $3.00 per share until October 14, 2010. We received $1,386,000 in cash from certain investors for 693,000 shares of common stock and warrants to purchase 173,250 shares of Common Stock. Four other investors cancelled indebtedness owed by SCI in the aggregate amount of $587,110 in exchange for 293,555 shares of common stock and warrants to purchase 73,389 shares of common stock. The indebtedness cancelled was as follows: (i) the Estate of Edward R. Funk cancelled indebtedness of $188,411.71 in exchange for 94,000 shares of common stock, warrants to purchase 23,500 shares of common stock at $3.00 per share exercisable until October 2010, and payment of $411.71; (ii) the Estate of Ingeborg V. Funk cancelled $100,000 of indebtedness in exchange for 50,000 shares of common stock, warrants to purchase 12,500 shares of common stock at $3.00 per share exercisable until October 2010, and payment of $980.21; (iii) Porter, Wright, Morris & Arthur LLP (PWMA) cancelled $90,000 of indebtedness for legal fees in exchange for 45,000 shares of common stock and warrants to purchase an additional 11,250 shares of common stock at $3.00 per share exercisable until October 2010; and (iv) a director cancelled $209,110 of a secured loan in exchange for 104,555 shares of common stock and warrants to purchase an additional 26,139 shares of common stock at $3.00 per share exercisable until October 2010 (as described in preceding paragraph).
     While certain of our major shareholders have advanced funds in the form of subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding the Company or guaranteeing bank debt in the future. We will continue to seek new financing or equity financing arrangements. However, we cannot be certain that it will be successful in efforts to raise additional new funds.
Inflation
     We believe that there has not been a significant impact from inflation on our operations during the past three fiscal years.
Future Operating Results
     We plan to place some of our larger purchase commitments for raw materials on an annualized basis because they can be purchased in larger quantities at reduced prices. In general, we attempt to limit inventory price increases by making an annual commitment, and drawing the material either as required, or on a monthly or quarterly basis. Such annual commitments may reach $500,000 in 2007 and greater in 2008 depending on sales volume increases. The terms of payment for such commitments are worked out with the vendor on a case-by-case basis, but in all cases are cancelable at our discretion without penalty.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
     This document contains forward-looking statements that reflect the views of management with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. See “Risk Factors” above. These uncertainties and other factors include, but are not limited to, the words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions which identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 7.	FINANCIAL STATEMENTS
     Our balance sheet as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the two years ended December 31, 2006 and 2005, together with the independent certified public accountants’ report thereon appear on Pages F-1 through F-22 hereof.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 8A.	CONTROLS AND PROCEDURES.
     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the period covered by this report in ensuring that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.
     Additionally, there were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

ITEM 8B.	OTHER INFORMATION
     None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
     The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2007 Annual Meeting of Shareholders to be held on June 25, 2007, and is incorporated herein by reference.
     We have a Business Conduct Policy applicable to all employees of SCI. Additionally, the Chief Executive Officer (“CEO”) and all senior financial officers, including the principal financial officer, the principal accounting officer or controller, or any person performing a similar function (collectively, the “Senior Financial Officers”) are bound by the provisions of our code of ethics relating to ethical conduct, conflicts of interest, and compliance with the law. The code of ethics is posted on our website at http://www.sciengineeredmaterials.com/investors /main/corpgov.htm.
     We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, waiver of, any provision of this code of ethics by posting such information on our website at the address and location specified above.
ITEM 10. EXECUTIVE COMPENSATION.
     The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2007 Annual Meeting of Shareholders to be held on June 25, 2007, and is incorporated herein by reference.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers,” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2007 Annual Meeting of Shareholders to be held on June 25, 2007, and is incorporated herein by reference.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this item is included under the caption “Certain Relationships and Related Transactions” in our proxy statement relating to our 2007 Annual Meeting of Shareholders to be held on June 25, 2007, and is incorporated herein by reference.

ITEM 13.	EXHIBITS.

Exhibit	Exhibit
Number	Description
3(a)	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

4(a)	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4(b)	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4(c)	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(d)	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

10(a)	Employment Agreement entered into as of February 26, 2002, between Daniel Rooney and the Company (Incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(b)	Lease Agreement between Superconductive Components, Inc. and Duke Realty Ohio dated as of September 29, 2003, with Letter of Understanding dated February 17, 2004 (Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-QSB, filed on March 31, 2004)

10(c)	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

10(d)	License Agreement with Sandia Corporation dated February 26, 1996 (Incorporated by reference to Exhibit 10(f) to the Company’s Form 10-SB Amendment No. 1, filed on January 3, 2001)

10(e)	Nonexclusive License with The University of Chicago (as Operator of Argonne National Laboratory) dated October 12, 1995 (Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-SB Amendment No. 1, filed on January 3, 2001)

Exhibit	Exhibit
Number	Description
10(f)	Nonexclusive License with The University of Chicago (as Operator of Argonne National Laboratory) dated October 12, 1995 (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-SB Amendment No. 1, filed on January 3, 2001)

10(g)	Ohio Department of Development Third Frontier Action Fund Award dated February 20, 2004 (Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-KSB, filed on March 30, 2004)

10(h)	Description of the Material Terms of the Superconductive Components, Inc. 2005 Executive Bonus Plan (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed on April 20, 2005)

10(i)	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

10(j)	Department of Energy Award dated July 21, 2005 (Incorporated by reference to Exhibit 10(k) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(k)	Subscription Agreement between the Company and the Estate of Edward R. Funk, dated October 14, 2005 (Incorporated by reference to Exhibit 10(o) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(l)	Subscription Agreement between the Company and the Estate of Ingeborg V. Funk, dated October 14, 2005 (Incorporated by reference to Exhibit 10(p) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(m)	Subscription Agreement between the Company and Robert H. Peitz, dated October 14, 2005 (Incorporated by reference to Exhibit 10(q) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(n)	Warrant to purchase common stock of Superconductive Components, Inc. issued to the Estate of Edward R. Funk, dated October 19, 2005 (Incorporated by reference to Exhibit 10(r) to the Company’s Registration Statement Form on SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(o)	Warrant to purchase common stock of Superconductive Components, Inc. issued to the Estate of Ingeborg V. Funk, dated October 19, 2005 (Incorporated by reference to Exhibit 10(s) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

Exhibit	Exhibit
Number	Description
10(p)	Warrant to purchase common stock of Superconductive Components, Inc. issued to Robert H. Peitz, effective October 19, 2005 (Incorporated by reference to Exhibit 10(t) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(q)	Conversion Agreement between the Company and the Estate of Edward R. Funk, dated October 14, 2005 (Incorporated by reference to Exhibit 10(u) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(r)	Conversion Agreement between the Company and the Estate of Ingeborg V. Funk, dated October 14, 2005 (Incorporated by reference to Exhibit 10(v) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

99.1	Press Release dated March 7, 2007, entitled “Superconductive Components, Inc. Reports Record Results for the Fourth Quarter and 2006.”

23 *	Consent of Independent Registered Accounting Firm

24 *	Powers of Attorney.

31.1 *	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1 *	Section 1350 Certification of Principal Executive Officer.

32.2 *	Section 1350 Certification of Principal Financial Officer.

*	Filed herewith

ITEM 14.	Principal Accountant Fees and Services
     The information required by this item is included under the caption “Principal Accountant Fees and Services” in our proxy statement relating to our 2007 Annual Meeting of Shareholders to be held on June 25, 2007 and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERCONDUCTIVE COMPONENTS, INC.

Date: March 7, 2007	By:	/s/ Daniel Rooney

Daniel Rooney, Chairman of the Board of
Directors, President and Chief Executive
Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of March 2007.

Signature	Title

/s/ Daniel Rooney	Chairman of the Board of Directors, President, and Chief Executive Officer (principal executive officer)

/s/ Gerald S. Blaskie Gerald S. Blaskie	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Robert J. Baker* Robert J. Baker	Director

Edward W. Ungar*	Director

Edward W. Ungar

Robert H. Peitz*	Director

Robert H. Peitz

Walter J. Doyle*	Director

Walter J. Doyle

*By:	/s/ Daniel Rooney Daniel Rooney, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Superconductive Components, Inc.
Columbus, Ohio
     We have audited the accompanying balance sheet of Superconductive Components, Inc. as of December 31, 2006, and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superconductive Components, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HAUSSER + TAYLOR LLC
Columbus, Ohio
February 26, 2007

Part I. Financial Information
Item 1. Financial Statements
SUPERCONDUCTIVE COMPONENTS, INC.
BALANCE SHEET
DECEMBER 31, 2006
ASSETS

CURRENT ASSETS
Cash	$648,494
Accounts Receivable
Trade, less allowance for doubtful accounts of $25,000	439,946
Contract	52,760
Inventories	713,625
Prepaid expenses	47,466

Total current assets	1,902,291

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	2,697,368
Furniture and fixtures	23,643
Leasehold improvements	299,551
Construction in process	95,590

3,116,152
Less accumulated depreciation	(2,012,312)

1,103,840

OTHER ASSETS
Deposits	289,816
Intangibles	30,894

320,710

TOTAL ASSETS	$3,326,841

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
BALANCE SHEET
DECEMBER 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Capital lease obligation, current portion	$70,799
Accounts payable	297,161
Accrued contract expenses	27,258
Accrued personal property taxes	22,500
Deferred revenue	50,474
Accrued expenses	208,494

Total current liabilities	676,686

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	145,693

COMMITMENTS AND CONTINGENCIES	—

SHAREHOLDERS’ EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 25,185 shares issued and outstanding	360,146
Common stock, no par value, authorized 15,000,000 shares; 3,432,915 shares issued and outstanding	9,007,817
Additional paid-in capital	995,586
Accumulated deficit	(7,859,087)

2,504,462

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,326,841

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
SALES REVENUE	$8,003,700	$3,167,743
CONTRACT RESEARCH REVENUE	42,092	289,439

	8,045,792	3,457,182

COST OF SALES REVENUE	6,240,140	2,438,788
COST OF CONTRACT RESEARCH	17,408	98,533

	6,257,548	2,537,321

GROSS MARGIN	1,788,244	919,861

GENERAL AND ADMINISTRATIVE EXPENSES	928,506	765,748

RESEARCH AND DEVELOPMENT EXPENSES	212,507	183,403

SALES AND PROMOTIONAL EXPENSES	354,609	237,569

INCOME (LOSS) FROM OPERATIONS	292,622	(266,859)

OTHER INCOME (EXPENSE)
Interest income	43,427	9,843
Interest expense	(15,508)	(75,624)
Gain on disposal of equipment	100	2,250
Miscellaneous, net	(18,373)	(2,830)

	9,646	(66,361)

INCOME ( LOSS) BEFORE PROVISION FOR INCOME TAX	302,268	(333,220)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	302,268	(333,220)

DIVIDENDS ON PREFERRED STOCK	(25,185)	(25,185)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$277,083	$(358,405)

EARNINGS PER SHARE — BASIC AND DILUTED (Note 2)

NET INCOME (LOSS) PER COMMON SHARE BEFORE DIVIDENDS ON PREFERRED STOCK
Basic	$0.09	$(0.13)

Diluted	$0.08	$(0.13)

NET INCOME (LOSS) PER COMMON SHARE AFTER DIVIDENDS ON PREFERRED STOCK
Basic	$0.08	$(0.13)

Diluted	$0.07	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,427,236	2,665,078

Diluted	3,982,905	2,665,078

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006 and 2005

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/04	$309,776	$7,541,653	$558,674	$(7,828,035)	$582,068

Accretion of cumulative dividends	25,185	—	(25,185)	—	—

Common stock warrants issued with debt (Note 5)	—	—	19,890	—	19,890

Conversion of debt to common stock (Note 6)	—	461,469	125,641	—	587,110

Stock option acceleration (Note 7)	—	—	27,215	—	27,215

Proceeds from sale of common stock (net) (Note 6)	—	1,044,428	304,484	—	1,348,912

Net loss	—	—	—	(333,220)	(333,220)

Balance 12/31/05	$334,961	$9,047,550	$1,010,719	$(8,161,255)	$2,231,975

Accretion of cumulative dividends	25,185	—	(25,185)	—	—

Stock based compensation expense (Note 2I)	—	—	10,052	—	10,052

Proceeds from exercise of stock options (Note 6)	—	12,000	—	—	12,000

Private placement and SB-2 registration (Note 6)	—	(51,733)	—	—	(51,733)

Net income	—	—	—	302,268	302,268

Balance 12/31/06	$360,146	$9,007,817	$995,586	$(7,858,987)	$2,504,562

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$302,268	$(333,220)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	216,664	199,415
Amortization and accretion	3,088	3,088
Stock based compensation expense	10,052	—
Warrants issued for consulting and debt	—	36,465
Acceleration of stock options	—	27,215
Gain on sale of equipment	(100)	(2,250)
Decrease in inventory reserve	(13,399)	(26,269)
Change in allowance for doubtful accounts	—	(8,176)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(185,117)	(131,919)
Inventories	(116,087)	(22,700)
Prepaid expenses	(35,718)	878
Other assets	(279,050)	(2,010)
Increase (decrease) in liabilities:
Accounts payable	1,521	155,543
Accrued expenses and deferred revenue	19,538	(261,417)

Total adjustments	(378,608)	(32,137)

Net cash used in operating activities	(76,340)	(365,357)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	100	2,250
Purchases of property and equipment	(333,857)	(77,472)

Net cash used in investing activities	(333,757)	(75,222)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable, shareholders	—	300,000
Principal payments on notes payable, shareholders	—	(200,000)
Proceeds from exercise of common stock options	12,000	—
Payments related to registration of common stock	(51,733)	—
Proceeds from sale of common stock (net)	—	1,348,912
Principal payments on capital lease obligations	(63,045)	(37,027)

Net cash (used in) provided by financing activities	(102,778)	1,411,885

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
NET (DECREASE) INCREASE IN CASH	$(512,875)	$971,306

CASH — Beginning of period	1,161,369	190,063

CASH — End of period	$648,494	$1,161,369

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest, net	$15,508	$19,749
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

Property and equipment purchased by capital lease	$168,208	$75,900

Note payable converted to equity	$—	$488,000

Accrued interest converted to equity	$—	$9,110

Accounts payable converted to equity	$—	$90,000

Machinery & Equipment accrued asset retirement obligation increase	$3,312	$2,410
The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1.	Business Organization and Purpose

Superconductive Components, Inc. (“SCI” or the “Company”), dba SCI Engineered Materials, an Ohio corporation, was incorporated in 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive (“HTS”) materials. The Company manufactures ceramic and metal targets for a variety of industrial applications including: Photonics/Optical, Semiconductor, Thin Film Batteries and, to a lesser extent HTS. Photonics/Optical currently represents the Company’s largest market for its targets. Thin Film Battery is a developing market where manufacturers of batteries use the Company’s targets to produce very small power supplies, with small quantities of stored energy. The production and sale of HTS materials was the initial focus of the Company’s operations and these materials continue to be a part of the Company’s development efforts.

Note 2.	Summary of Significant Accounting Policies

A.	Inventories — Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory and excess inventory quantities based on management’s estimate of net realizable value. The inventory reserve decreased $13,399 and $26,269 during 2006 and 2005, respectively. The decrease in the reserve is a result of a portion of obsolete inventory sold at reduced prices.

The Company enters into cancelable purchase commitment arrangements with some suppliers. Estimated purchase commitments to these suppliers approximate $149,000 at December 31, 2006. The Company can cancel these commitments at the Company’s discretion without penalty.

B.	Property and Equipment — Property and equipment are carried at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the assets for financial reporting purposes and allowable accelerated methods for tax purposes. Useful lives range from ten years on certain furniture and fixtures and leasehold improvements to three years on computer equipment. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. There have been no such impairment adjustments.

C.	Research and Development – Certain amounts in the prior year financial statements pertaining to research and development have been reclassified to conform to the current year presentation. Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2006 and 2005 were $212,507 and $183,403, respectively. The increase is due to an increase in wages and continued development of Ruthenium, Transparent Conductive Oxide and High K dielectric materials.

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2.	Summary of Significant Accounting Policies (Continued)

D.	Contract research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. These contracts vary from six months to three years in duration. The terms of the contracts, which are fixed price, require the Company to submit final reports and/or progress reports to the sponsor. While the contracts are subject to cancellation, management believes that the Company will comply with all terms of the contracts and that all of the amounts awarded to the Company will be collected.

Research revenue and expenses associated to third parties are separately identified in the Statements of Operations.

During 2006 and 2005, the Company earned $42,092 and $289,439, respectively, in contract revenue.

During 2005, the Company was awarded a nine-month contract in the amount of $99,793 that ended in 2006.

E.	Equipment — In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant’s purpose. In a separate contract with the Department of Energy the Company received $27,500 for the purchase of equipment related to the contract’s purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company’s financial statements. As assets were purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet. As of December 31, 2006, the Company had disbursed the entire amount received. The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the grant/contract.

F.	Licenses — The Company has secured licenses to produce various superconductive materials for periods up to the expiration of the applicable patents. The license fees, included in “Other Assets” on the balance sheet, are being amortized over the expected life of the agreement or applicable patent, which is seventeen years. Cost and accumulated amortization of licenses at December 31, 2006 are $21,000 and $13,972, respectively. Amortization expense was $1,259 for the years ended December 31, 2006 and 2005. Amortization expense is estimated to be $1,259 for each of the next five years.

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2.	Summary of Significant Accounting Policies (Continued)

G.	Patent — The Company has secured patents for manufacturing processes used in its operations. Costs incurred to secure the patents have been capitalized, included in “Other Assets” on the balance sheet, and are being amortized over the life of the patents. Cost and accumulated amortization of the patent at December 31, 2006 are $36,473 and $12,607, respectively. Amortization expense was $1,830 for the years ended December 31, 2006 and December 31, 2005. Amortization expense is estimated to be $1,830 for each of the next five years.

H.	Income Taxes — Income taxes are provided for by utilizing the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets are recognized for net operating loss carryforwards, reduced by a valuation allowance which is established when “it is more likely than not” that some portion or all of the deferred tax assets will not be recognized.

I.	Stock Based Compensation — During 2005 the Company accounted for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation” (SFAS 123), which established accounting and disclosure requirements using a fair value based methodology. SFAS 123 allowed the intrinsic value method to be used, and required disclosure of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method on a pro forma basis, as set forth in the table below. For all periods prior to January 1, 2006, the Company utilized the fair value method as provided for in SFAS 123 to account for stock based compensation to non-employees.

The Company’s pro forma information for 2005, in accordance with the provisions of SFAS 123 is provided below. For purposes of pro forma disclosures, stock based compensation was amortized to expense on a straight-line basis over the vesting period.

	2006	2005
Net income (loss) applicable to common shares:
As reported	$277,083	$(358,405)
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	—	(22,068)

Pro forma net income (loss) under SFAS #123	$277,083	$(380,473)

Basic and diluted income (loss) per share:
As reported	$0.08	$(0.13)
Pro forma under SFAS #123	0.08	$(0.14)
For the twelve months ended December 31, 2006 and 2005, there was $10,052 and $27,215 respectively, of stock based compensation cost included in the determination of net income (loss) as reported.

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2.	Summary of Significant Accounting Policies (Continued)

In December 2004, the FASB issued SFAS 123 (Revised), “Shared Based Payment” (SFAS 123R). SFAS 123R replaced SFAS 123, and superseded APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R and related interpretations using the modified-prospective transition method. Under this method, compensation cost recognized in 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock based compensation expense recognized in 2006 was $10,052.

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

J.	Income (Loss) Per Common Share – Income (loss) per common share amounts are based on the weighted average number of shares outstanding. Due to the net loss in 2005, the assumed conversion of preferred stock and exercise of stock options and warrants are anti-dilutive and have not been considered in the calculation of per share amounts.

K.	Statements of Cash Flows — For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash. No such investments were purchased.

L.	Concentrations of Credit Risk — The Company’s cash balances, which are at times in excess of federally insured levels, are maintained at a large regional bank and a global investment banking group, and are continually monitored to minimize the risk of loss. The Company grants credit to its customers, who are varied in terms of size, geographic location and financial strength. Customer balances are continually monitored to minimize the risk of loss.

The Company had four major customers in 2006 and 2005, which accounted for approximately $6,435,000 and $1,534,000, respectively, of the total revenue and $352,000 of the trade accounts receivable at December 31, 2006. The largest customer represented over 60% of total revenues in 2006. A portion of the revenue was attributable to an increase in a commodity raw material which can fluctuate significantly.

M.	Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2.	Summary of Significant Accounting Policies (Continued)

N.	Fair Value — The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see Note 12).

O.	Revenue Recognition — Revenue from product sales is recognized upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Deferred revenues represents cash received in advance of the contract revenues earned. Revenue from contract research provided for third parties is recognized on the percentage of completion method.

P.	Accounts Receivable — The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due, which amounted to $0 and $17,665 of net receivables for the years ended December 31, 2006 and 2005, respectively are considered delinquent. The Company does not charge interest on delinquent trade accounts receivable. Accounts greater than one year past due, which amount to $0 of net receivables as of December 31, 2006 and 2005 are placed on non-accrual status. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was $25,000 as of December 31, 2006 and 2005. The estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. Bad debt expense of $0 and $2,337 was recognized for the years ended December 31, 2006 and 2005, respectively as a result of this estimate. Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. Charge-offs of specific accounts for the years ended December 31, 2006 and 2005 totaled $0 and $11,000 respectively.

Q.	Intangible Assets — The Company accounts for Intangible Assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires certain intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. There were no impairment adjustments for the years ended December 31, 2006 and 2005.

R.	Recently Issued Accounting Standards –

Fair Value Measurements — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity’s own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2.	Summary of Significant Accounting Policies (Continued)

significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company is currently assessing the impact of this guidance on its financial statements.

Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 becomes effective for the Company beginning in 2007. The Company is currently evaluating the impact of its adoption on its financial position and results of operations.

Fair Value Option for Financial Assets and Financial Liabilities — In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for the Company beginning on January 1, 2008. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is currently assessing the impact of this guidance on its financial statements.

Note 3.	Inventories

Inventories consist of the following at December 31, 2006:

Raw materials	$365,335
Work-in-process	192,305
Finished goods	231,847

789,487
Less reserve for obsolete inventory	75,862

$713,625

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 4.	Lease Obligations

Operating

The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring through 2014. Rent expense which includes various monthly rentals for the years ended December 31, 2006 and 2005, totaled $158,032 and $151,920, respectively. Future minimum lease payments at December 31, 2006 are as follows:

2007	$101,834
2008	101,834
2009	113,536
2010	109,104
2011	109,104
2012 and beyond	285,227

$820,639

Capital

The Company also leases certain equipment under capital leases. The future minimum lease payments, by year, with the present value of such payments, as of December 31, 2006 is as follows:

2007	$91,926
2008	86,409
2009	79,113
2010	26,876

Total minimum lease payments	284,324
Less amount representing interest	67,832

Present value of minimum lease payments	216,492
Less current portion	70,799

Long-term capital lease obligations	$145,693

The equipment under capital lease at December 31, 2006 is included in the accompanying balance sheet under the following captions:

Machinery and equipment	$269,948
Less accumulated depreciation	39,488

Net book value	$230,460

These assets are amortized over three to seven years using the straight-line method and amortization is included in depreciation expense.

Depreciation expense totaled $27,141 and $22,637 for the years ended December 31, 2006 and 2005, respectively.

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

Note 6.	Common and Preferred Stock

Common Stock

7,000 stock options were exercised during 2006 resulting in proceeds of $12,000. The exercise price for these options ranged from $1.00 to $2.00.

In 2005, the Company, in a private placement to seven accredited investors sold 693,000 shares of its common stock, without par value, at a purchase price of $2.00 per share. As part of the private placement, the accredited investors also received warrants to purchase 173,250 shares of the Company’s common stock, without par value, at a purchase price of $3.00 per share exercisable until October 2010. The net proceeds received from the sale of common stock were $1,348,912. Of the net proceeds, the warrants were valued at $304,484, which was recorded as additional paid-in capital.

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

to 104,555 shares of common stock ($2.00 per share) and warrants to purchase 26,139 shares of the Company’s common stock at a purchase price of $3.00 per share exercisable until October 2010.

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

Preferred Stock

Shares of preferred stock authorized and outstanding at December 31, 2006 are as follows:

	Shares		Shares
	Authorized		Outstanding
Cumulative Preferred Stock	10,000		—

Voting Preferred Stock	125,000		—

Non-Voting Preferred Stock	125,000	(a)	25,185	(b)

(a)	Includes 700 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock authorized for issuance.

(b)	Series B Preferred Stock outstanding at December 31, 2006
In June 1995, the Company completed an offering of 215 shares of $1,000 stated value 1995 Series A 10% non-voting convertible preferred stock. In January 1996, the Company completed an offering of 70,000 shares of $10 stated value 1995 Series B 10% non-voting convertible preferred stock. The Series A shares are convertible to common shares at the rate of $6.00 per share and Series B shares at the rate of $5.00 per share. At the Company’s option, Series A and Series B shares are redeemable at 103% of the stated value plus the amount of any accrued and unpaid cash dividends.

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 6.	Common and Preferred Stock (Continued)

The Company redeemed the Series A preferred stock in 2003. During 2006 and 2005, no Series B cash dividends were paid. At December 31, 2006 the Company has accrued dividends on Series B preferred stock of $100,740, which is included in convertible preferred stock, Series B on the balance sheet at December 31, 2006.

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

At December 31, 2005 all outstanding common stock equivalents which include preferred stock, Series B, employee and director stock options and warrants were antidilutive due to the net loss.

	December 31,	December 31,
	2006	2005
Options	590,750	590,250
Warrants	651,987	651,987
Preferred Series B	50,370	50,370

	1,293,107	1,292,607

The following is provided to reconcile the earnings per share calculations:

	2006	2005
Income (loss) applicable to common shares	$277,083	$(358,405)

Weighted average common shares outstanding — basic	3,427,236	2,665,078

Effect of dilutions — stock options and warrants	555,669	—

Weighted average shares outstanding — diluted	3,982,905	2,665,078

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 7.	Stock Option Plans

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), which replaced the 1995 Stock Option Plan (“the 1995 Plan”). The Company adopted the 2006 Plan as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2006 there were 42,500 stock options outstanding from the 2006 Plan. On September 29, 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) as incentive to key employees, directors and consultants. As of December 31, 2006 there were 548,250 stock options outstanding from the 1995 Plan. The Company adopted the 1995 Plan as incentive to key employees, directors and consultants under which options to purchase up to 900,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements.

In 2005, the Company elected to accelerate the vesting of incentive stock options on 149,500 shares of its common stock. The decision to accelerate vesting of these stock options was made primarily to allow the Company to avoid recognizing non-cash compensation cost on future financial statements, as required by a new accounting rule. Because these options had exercise prices below the market value at the time of acceleration the Company recognized non-cash compensation expense of $27,215 in 2005.

The cumulative status at December 31, 2006 and 2005 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at December 31, 2004	311,250	$1.89
Granted	40,000	2.40
Expired	(23,000)	2.00
Forfeited	—	—

Outstanding at December 31, 2005	328,250	$1.95
Granted	42,500	3.25
Exercised	(7,000)	1.71
Forfeited	(20,000)	2.13

Outstanding at December 31, 2006	343,750	$2.11

Shares exercisable at December 31, 2005	328,250	$1.95
Shares exercisable at December 31, 2006	301,250	$1.94

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 7.	Stock Option Plans (continued)

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at December 31, 2004	164,000	$2.01
Granted	100,000	3.20
Exercised	—	—
Expired	(17,000)	2.11
Forfeited	—	—

Outstanding at December 31, 2005	247,000	2.48
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at December 31, 2006	247,000	$2.48

Shares exercisable at December 31, 2005	247,000	$2.48
Shares exercisable at December 31, 2006	247,000	$2.48
Exercise prices for options range from $1.00 to $4.00 for options at December 31, 2006. The weighted average option price for all options outstanding is $2.25 with a weighted average remaining contractual life of 6.4 years.

The weighted average fair values at date of grant for options granted during 2006 and 2005 were $3.03 and $2.75, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	2006	2005
Expected life in years	7.0	7.0
Interest rate	5%	5%
Volatility	107.55%	110.77%
Dividend yield	0%	0%
Note 8.	Purchase Commitments

Equipment purchases commitments approximate $636,000 at December 31, 2006.

The Company was approved for a loan from the Ohio Department of Development’s Innovation Ohio Loan Fund in the fourth quarter of 2006. This loan, in the amount of $631,687 at an interest rate of 7.5% plus certain fees over 7 years, will be used for the purchase of production equipment. The equipment is expected to be in service during the second half of 2007.

In addition, estimated purchase commitments for inventories approximate $149,000 (see Note 2A) at December 31, 2006.

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 9.	Warrants Issued and Vested

The cumulative status at December 31, 2006 of warrants issued and vested is summarized as follows:

				Issue	Expiration	Warrant
Issued		Vested	Consideration	Date	Date	Price
150,000		150,000	Subordinated Notes Payable	Jan-00	Jan-10	$2.50(c)
148,302	(a)	84,930	Convertible Promissory Note	Jun-03	Jun-08	$1.00(d)
10,000	(b)	10,000	Lease Guarantee	Jun-03	Jun-08	$1.00(d)
122,918		122,918	Private Equity Offering	May-04	May-09	$2.88(d)
17,500		17,500	Consulting Services	May-04	May-09	$2.88(d)
20,000		20,000	Revolving Promissory Note	Nov-04	Nov-09	$2.50(d)
246,639		246,639	Private Equity Offering	Oct-05	Oct-10	$3.00(d)

(a)	– The Company issued 148,302 warrants to purchase common stock of the Company subject to vesting. As a result of the conversion of the promissory notes on May 13, 2004, no additional vesting accrued and the number of shares of common stock issuable under the warrants is fixed at 84,930.

(b)	– The Company issued 10,000 warrants to purchase common stock of the Company subject to vesting. The warrants vested according to the following schedule: (i) 4,600 on the date of grant; and (ii) 5,400 vested at a rate of 150 per month for 36 months.

(c)	– At fair market value.

(d)	– Above fair market value.
Note 10.	Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2006.

Deferred tax assets
NOL Carryforward	$2,242,000
UNICAP	13,000
Allowance for doubtful accounts	10,000
Reserve for obsolete inventory	29,000
Property and equipment	(42,000)

2,252,000
Valuation allowance	2,252,000

Net	$—

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 10.	Income Taxes (continued)

A valuation allowance has been recorded against the realizability of the net deferred tax asset, such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $2,252,000 and $2,517,000 at December 31, 2006 and 2005, respectively.

The Company has net operating loss carryovers available for federal and state tax purposes of approximately $5,898,000, which expire in varying amounts through 2026.

For the years ended December 31, 2006 and 2005, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2006	2005
Federal statutory rate	34.0	34.0
Valuation allowance	(34.0)	(34.0)

Effective rate	—%	—%

The expense (benefit) for income taxes consists of the following:

	2006	2005
Current expense	$—	$—
Deferred expense:
NOL (utilization) accumulation	(223,000)	142,000
Other temporary differences	(42,000)	(7,000)
Change in valuation allowance	265,000	(135,000)

Total	$—	$—

Note 11.	Related Party Transactions

The Company had trade payables, shareholders of $7,920 at December 31, 2004, pertaining to reimbursement for purchase of goods and services obtained for Company purposes. In 2005 the Estate of the shareholder agreed to cancel the indebtedness in exchange for 3,960 shares of common stock and warrants to purchase an additional 990 shares of common stock at $3.00 per share exercisable until October 2010.

SUPERCONDUCTIVE COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 11.	Related Party Transactions (continued)

Interest expense, shareholders was $0 and $70,684 for the years ended December 31, 2006 and 2005, respectively.

For additional information regarding related party transactions, see Notes 5, 6 and 9.

Note 12.	Fair Value of Financial Instruments

The fair value of financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
•	Cash and cash equivalents, short-term debt and current maturities of long-term debt: Amounts reported in the balance sheet approximate fair market value due to the short maturity of these instruments.

•	Long-term capital lease obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on these obligations range from 7.8% to 18.5%.
Note 13.	Asset Retirement Obligation

Included in machinery and equipment is various production equipment, which per the Company’s building lease, is required to be removed upon termination of the lease. Included in accrued expenses in the accompanying balance sheet is the asset retirement obligation that represents the expected present value of the liability to remove this equipment. There are no assets that are legally restricted for purposes of settling this asset retirement obligation.

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease of its previous facility and the current facility. The Company moved to its current facility in first quarter 2004.

Balance at December 31, 2005	$2,410
Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	3,312

Balance at December 31, 2006	$5,722