Form 10QSB
period 2007-03-31
SUPERCONDUCTIVE COMPONENTS INC
filed 2007-05-03
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-31641

SUPERCONDUCTIVE COMPONENTS, INC.

(Exact name of small business issuer as specified in its charter)

Ohio	31-1210318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2839 Charter Street, Columbus, Ohio 43228

(Address of principal executive offices)

(614) 486-0261

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,467,100 shares of Common Stock, without par value, were outstanding at April 30, 2007.

Transitional Small Business Disclosure Format (Check one): YES  ☐    NO  ☒

FORM 10-QSB

SUPERCONDUCTIVE COMPONENTS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	3
	Statements of Operations For the Three Months Ended March 31, 2007 and 2006 (unaudited)	5
	Statements of Cash Flows For the Three Months Ended March 31, 2007 and 2006 (unaudited)	6
	Notes to Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis or Plan of Operation.	14
Item 3.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A
Item 3.	Defaults Upon Senior Securities.	N/A
Item 4.	Submission of Matters to a Vote of Security Holders.	N/A
Item 5.	Other Information.	N/A
Item 6.	Exhibits.	20
Signatures.		20

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPERCONDUCTIVE COMPONENTS, INC.

BALANCE SHEETS

ASSETS

	March 31, 2007	December 31, 2006
	(UNAUDITED)
CURRENT ASSETS
Cash	$918,825	$648,494
Accounts receivable
Trade, less allowance for doubtful accounts of $25,000	389,670	439,946
Contract	52,760	52,760
Inventories	679,522	713,625
Prepaid expenses	103,633	47,466

Total current assets	2,144,410	1,902,291

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	2,747,803	2,697,368
Furniture and fixtures	25,326	23,643
Leasehold improvements	299,551	299,551
Construction in progress	135,378	95,590

	3,208,058	3,116,152
Less accumulated depreciation	(2,073,433)	(2,012,312)

	1,134,625	1,103,840

OTHER ASSETS
Deposits	281,159	289,816
Intangibles	30,122	30,894

Total other assets	311,281	320,710

TOTAL ASSETS	$3,590,316	$3,326,841

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2007	December 31, 2006
	(UNAUDITED)
CURRENT LIABILITIES
Capital lease obligation, current portion	$89,781	$70,799
Accounts payable	275,435	297,161
Accrued contract expenses	27,258	27,258
Accrued personal property taxes	25,500	22,500
Deferred revenue	196,754	50,474
Accrued expenses and other	168,841	208,494

Total current liabilities	783,569	676,686

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	190,346	145,693

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 25,185 issued and outstanding	366,443	360,146
Common stock, no par value, authorized 15,000,000 shares; 3,440,191 and 3,432,915 shares issued and outstanding respectively	9,047,835	9,007,817
Additional paid-in capital	993,598	995,586
Accumulated deficit	(7,791,475)	(7,859,087)

	2,616,401	2,504,462

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,590,316	$3,326,841

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
SALES REVENUE	$2,454,009	$1,158,531
CONTRACT RESEARCH REVENUE	—	42,092

	2,454,009	1,200,623

COST OF SALES REVENUE	1,995,429	910,243
COST OF CONTRACT RESEARCH	—	17,407

	1,995,429	927,650

GROSS MARGIN	458,580	272,973
GENERAL AND ADMINISTRATIVE EXPENSE	236,596	212,730
RESEARCH AND DEVELOPMENT EXPENSE	63,164	47,176
SELLING EXPENSE	97,402	68,103

INCOME (LOSS) FROM OPERATIONS	61,418	(55,036)

OTHER INCOME (EXPENSE)
Interest income	12,556	10,795
Interest expense	(5,904)	(2,024)
Miscellaneous, net	(458)	(712)

	6,194	8,059

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	67,612	(46,977)
INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	67,612	(46,977)
DIVIDENDS ON PREFERRED STOCK	(6,296)	(6,296)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$61,316	$(53,273)

EARNINGS PER SHARE - BASIC AND DILUTED (Note 5)
NET INCOME (LOSS) PER COMMON SHARE BEFORE DIVIDENDS ON PREFERRED STOCK
Basic	$0.02	$(0.01)

Diluted	$0.02	$(0.01)

NET INCOME (LOSS) PER COMMON SHARE AFTER DIVIDENDS ON PREFERRED STOCK
Basic	$0.02	$(0.02)

Diluted	$0.01	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,439,868	3,425,915

Diluted	4,206,751	3,425,915

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$67,612	$(46,977)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and accretion	61,949	50,242
Amortization	772	772
Stock based compensation expense	44,326	—
Inventory reserve	2,765	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	50,276	(99,507)
Inventories	`31,338	40,580
Prepaid expenses	(56,167)	(15,491)
Other assets	8,657	(7,912)
Increase (decrease) in liabilities:
Accounts payable	(21,726)	57,960
Accrued expenses and deferred revenue	108,800	45,888

Total adjustments	230,990	72,532

Net cash provided by operating activities	298,602	25,555

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,310)	(65,922)

Net cash used in investing activities	(7,310)	(65,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments related to registration of common stock	—	(37,333)
Principal payments on capital lease obligations	(20,961)	(13,757)

Net cash used in financing activities	(20,961)	(51,090)

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
NET INCREASE (DECREASE) IN CASH	$270,331	$(91,457)
CASH - Beginning of period	648,494	1,161,369

CASH - End of period	$918,825	$1,069,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest, net	$5,904	$2,024
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment purchased by capital lease	$84,595	$8,380
Machinery & equipment accrued asset retirement obligation increase	$828	$828
SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES
Stock based compensation expense	$14,313	$—

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note	1. Business Organization and Purpose

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006. Interim results are not necessarily indicative of results for the full year.

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

Equipment purchased with grant funding

In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant’s purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company’s financial statements. As assets were purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet. As of March 31, 2007, the Company had disbursed the entire amount received. The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the grant in 2007.

SUPERCONDUCTIVE COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note	2. Summary of Significant Accounting Policies (continued)

Stock Based Compensation

Prior to 2006 the Company accounted for stock based compensation using the intrinsic value method prescribed in APB Opinion #25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board issued Statement of Financial Accounting Standard #123, “Accounting for Stock Based Compensation” (SFAS #123), which established accounting and disclosure requirements using a fair value based methodology. SFAS #123 allowed the intrinsic value method to be used, and required disclosure of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method on a pro forma basis. For stock based compensation to non-employees, the Company utilizes the fair value method as provided for in SFAS #123.

In December 2004, the FASB issued SFAS 123 (Revised), “Shared Based Payment” (SFAS 123R). SFAS 123R replaced SFAS 123, and superseded APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R and related interpretations using the modified-prospective transition method. Under this method, compensation cost recognized in 2007 and 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock based compensation expense recognized for the three months ended March 31, 2007 and 2006 was $19,313 and $0, respectively. Non cash stock based compensation expense was $14,313 for the three months ended March 31, 2007.

On January 5, 2007 our four non-employee board members each received compensation of 1,819 shares of our common stock and $5,000 in cash.

SUPERCONDUCTIVE COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note	3. Common Stock and Stock Options

The cumulative status at March 31, 2007 and December 31, 2006 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	328,250	$1.95
Granted	42,500	3.25
Exercised	(7,000)	1.71
Forfeited	(20,000)	2.13

Outstanding at December 31, 2006	343,750	$2.09
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2007	343,750	$2.09

Shares exercisable at December 31, 2006	306,250	$1.95
Shares exercisable at March 31, 2007	306,250	$1.95

Non-Employee Director Stock Options

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	247,000	$2.48
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at December 31, 2006	247,000	2.48
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at March 31, 2007	247,000	$2.48

Shares exercisable at December 31, 2006	247,000	$2.48
Shares exercisable at March 31, 2007	247,000	$2.48

SUPERCONDUCTIVE COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note	3. Common Stock and Stock Options (continued)

Exercise prices for options range from $1.00 to $4.00 for options at March 31, 2007. The weighted average option price for all options outstanding is $2.25 with a weighted average remaining contractual life of 6.1 years.

The weighted average fair values at date of grant for options granted during 2006 were $3.03 and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

2006
Expected life in years	7.0
Interest rate	5%
Volatility	107.55%
Dividend yield	0%

Note	4. Inventory

Inventory is comprised of the following:

	March 31, 2007	December 31, 2006
	(unaudited)
Raw materials	$343,052	$365,335
Work-in-progress	211,751	192,305
Finished goods	203,346	231,847
Inventory reserve	(78,627)	(75,862)

	$679,522	$713,625

SUPERCONDUCTIVE COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note	5. Earnings Per Share

Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At March 31, 2006 all Common Stock options and warrants were anti-dilutive due to the net loss. The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,
	2007	2006
Income (loss) applicable to common shares	$61,316	$(53,273)

Weighted average common shares outstanding – basic	3,439,868	3,425,915
Effect of dilutions – stock options	766,883	—

Weighted average shares outstanding – diluted	4,206,751	3,425,915

Note	6. Capital Requirements

The Company’s accumulated deficit since inception was $7,791,475 (unaudited) at March 31, 2007. The losses have been financed primarily from additional investments and loans by major shareholders and private offerings of common stock and warrants to purchase common stock. The Company cannot assure that it will be able to raise additional capital in the future to fund its operations.

As of March 31, 2007, cash on-hand was $918,825. Management believes, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through March 31, 2008.

The Company reported net income applicable to common shares of $61,316 for the three months ending March 31, 2007 and has incurred substantial operating losses since its inception in 1987. Numerous factors may make it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in its business plan, it may need to raise additional funds through public or private financing, collaborative relationships or other arrangements. Its ability to raise additional financing depends on many factors beyond its control, including the state of capital markets, the market price of its common stock and the development or prospects for development of competitive products by others. Because the common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the common stock.

SUPERCONDUCTIVE COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note	7. Production Equipment

The Company is awaiting delivery of new production equipment. This equipment, at a cost of approximately $900,000, is expected to be delivered in the second quarter. This equipment will be financed through capital lease obligations.

Note	8. Subsequent events

During April of 2007 a shareholder exercised 26,909 stock purchase warrants which resulted in proceeds of $26,909. The exercise price for these warrants was $1.00.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-KSB for the year ended December 31, 2006.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-QSB and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events, unless necessary to prevent such statements from becoming misleading. New factors emerge from time to time and it is not possible for us to predict all factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

Superconductive Components, Inc. (“SCI” or the “Company”), dba SCI Engineered Materials, an Ohio corporation, was incorporated in 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive (“HTS”) materials. Currently, we manufacture ceramic and metal targets for a variety of industrial applications including: Photonics/Optical, Thin Film Battery, Semiconductor and, to a lesser extent HTS. Photonics/Optical currently represents our largest market for our targets. Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies, with small quantities of stored energy. Semiconductor is also a developing market. We hired additional marketing staff during the fourth quarter of 2006 to develop opportunities in these markets.

Item 2.	Management’s Discussion and Analysis or Plan of Operation (continued)

Executive Summary

For the three months ended March 31, 2007, we had revenues of $2,454,009. This was an increase of $1,253,386, or 104.4%, over the three months ended March 31, 2006.

For the three months ended March 31, 2007, we had net income applicable to common shares of $61,316 compared to a net loss of $53,273 for the same period in 2006. EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) was $125,639 during the three months ended March 31, 2007 versus ($4,022) during the same period last year.

Orders received in the first quarter of 2007 were $4,375,000 which was $3,101,000, or 243.4% more than the first quarter of 2006.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 (unaudited) compared to three months ended March 31, 2006 (unaudited):

Revenues

Revenues for the three months ended March 31, 2007 were $2,454,009 compared to $1,200,623, for the same period last year, an increase of $1,253,386 or 104.4%. The revenue growth can be attributed to the Photonics and Thin Film Battery applications.

Product revenues increased to $2,454,009 in 2007 from $1,158,531 in 2006, or an increase of 111.8%. The increase is due to growth in Photonics/Optical and Thin Film Battery products combined with the ongoing purchase of commodities whose prices have historically experienced periods of significant fluctuation. These changes are regularly reflected in selling prices and we are not exposed to risks associated with price fluctuations of those commodities.

We currently have no government contracts.

Gross Margin

Total gross margin for the three months ended March 31, 2007 was $458,580 or 18.7% of total revenue compared to $272,973 or 22.7% for the three months ended March 31, 2006. Gross margin on product revenue was 18.7% in 2007 versus 21.4% in 2006. The decrease was due to product mix of higher value product with lower gross margins.

Selling Expense

Selling expense for the three months ended March 31, 2007 increased to $97,402 from $68,103 for the same period in 2006, an increase of 43.0%. The increase was due to the addition of marketing staff and increased travel.

Item 2.	Management’s Discussion and Analysis or Plan of Operation (continued)

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2007 increased to $236,596 from $212,730 for the three months ended March 31, 2006, or 11.2%. The increase was due to stock based compensation expense of $18,752, including non-cash compensation expense of $13,751. Stock based compensation expense was $0 for the first three months of 2006.

Research and Development Expense

Research and development costs for the first three months of 2007 were $63,164 compared to $47,176 for the same period in 2006, an increase of 33.9%. The increase was due to continued Ruthenium, Thin Film Battery, Transparent Conductive Oxide and High K Dielectric material and process developments.

Interest Income and Expense

Interest income was $12,556 and $10,795 for the three months ended March 31, 2007 and 2006, respectively.

Interest expense was $5,904 and $2,024 for the three months ended March 31, 2007 and 2006, respectively. The increase was due to additional capital lease obligations incurred for increased production capacity.

INCOME (LOSS) APPLICABLE TO COMMON SHARES

Income (loss) applicable to common shares was $61,316 and $(53,273) for the three months ended March 31, 2007 and 2006, respectively. Basic net income (loss) per common share based on the income (loss) applicable to common shares for 2007 and 2006 was $0.02 and $(0.02), respectively. The income (loss) applicable to common shares includes the net income (loss) from operations and the accretion of Series B preferred stock dividends. Basic net income (loss) per common share before dividends on preferred stock was $0.02 and $(0.01) for the three months ended March 31, 2007 and 2006, respectively.

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock was $6,296 for the three months ended March 31, 2007 and 2006, respectively.

Basic earnings for the three months ended March 31, 2007 were $0.02 per common share based on 3,439,868 average shares outstanding compared to a loss of $(0.02) per common share based on 3,425,915 weighted average shares outstanding for the three months ended March 31, 2006.

Diluted earnings per common share for the three months ended March 31, 2007 were $0.01 based on 4,206,751 average shares outstanding compared to a loss of $(0.02) per share based on 3,425,915 weighted average shares outstanding for 2006. All outstanding common stock equivalents were anti-dilutive for the three months ended March 31, 2006 due to the net loss.

Item 2.	Management’s Discussion and Analysis or Plan of Operation (continued)

The following schedule represents our outstanding common shares during the period of 2007 through 2016 assuming all outstanding stock options and stock warrants are exercised during the year of expiration. If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,242,737 to 4,682,928 by December 31, 2016. Exercise prices for options and warrants range from $1.00 to $4.00 at March 31, 2007. Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and Warrants due to expire	Potential Shares Outstanding
2007	—	3,440,191
2008	94,930	3,535,121
2009	160,418	3,695,539
2010	444,389	4,139,928
2011	75,000	4,214,928
2012	170,000	4,384,928
2013	30,500	4,415,428
2014	90,000	4,505,428
2015	140,000	4,645,428
2016	37,500	4,682,928

LIQUIDITY AND WORKING CAPITAL

At March 31, 2007, working capital was $1,360,841 compared to $1,323,515 at March 31, 2006. We provided cash from operations of approximately $299,000 and $26,000, for the three months ended March 31, 2007 and 2006, respectively. Significant non-cash items including depreciation, accretion and amortization, stock based compensation expenses, and inventory reserve on excess and obsolete inventory were approximately $110,000 and $51,000, respectively, for the three months ended March 31, 2007 and 2006. Accounts receivable, inventory, prepaid expenses and other assets decreased approximately $34,000 for the three months ended March 31, 2007. Accounts receivable, inventory, prepaid expenses and other assets increased approximately $82,000 for the three months ended March 31, 2006. Accounts payable, accrued expenses and deferred revenue increased approximately $87,000 for the three months ended March 31, 2007 versus approximately $104,000 for the first three months of 2006.

Cash of approximately $7,000 and $66,000 was used for investing activities for the three months ended March 31, 2007, and 2006, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.

Cash of approximately $21,000 was used for financing activities during the three months ended March 31, 2007 for payments to third parties for capital lease obligations. We incurred new capital lease obligations of approximately $85,000 for new production equipment.

Cash of approximately $51,000 was used for financing activities during the three months ended March 31, 2006. Cash payments to third parties for capital lease obligations approximated $14,000. Cash payments for services provided for the registration of common stock were approximately $37,000. The Company incurred a new lease of $8,380 for a forklift.

Item 2.	Management’s Discussion and Analysis or Plan of Operation (continued)

While certain of our major shareholders have advanced funds in the form of secured debt, subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding us or guaranteeing bank debt in the future. We will continue to seek new financing or equity financing arrangements. However, we cannot be certain that it will be successful in efforts to raise additional funds.

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The following factors, as well as the factors listed under the caption “Risk Factors” in our Form 10-KSB filed with the Securities and Exchange Commission on March 7, 2007, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us. Investors should consider carefully these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

Historically we have experienced significant operating losses and may continue to do so in the future.

We reported net income applicable to common shares of $61,316 for the three months ended March 31, 2007. Our accumulated deficit since inception in 1987 was $7,791,475 (unaudited) at March 31, 2007.

We have financed the losses primarily from additional investments and loans by our major shareholders and a private offering of common stock and warrants to purchase common stock. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts.

Item 2.	Management’s Discussion and Analysis or Plan of Operation (continued)

If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 3.	Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the period covered by this report in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Part II. Other Information

Item 6.	Exhibits.

10.1	Description of purchase order received from an exiting customer (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 19, 2007, filed January 24, 2007).

10.2

Description of material terms of 2007 Compensation agreement with the Company’s President and Chief Executive Officer (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 18, 2007, filed January 24, 2007).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer.*

32.2	Section 1350 Certification of Principal Financial Officer.*

99.1	Press Release dated April 12, 2007, entitled “Superconductive Components, Inc. Orders Equipment To Scale Production.”*

99.2	Press Release dated May 3, 2007, entitled “Superconductive Components, Inc. Reports Improved First Quarter 2007 Results.”*

*	Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTIVE COMPONENTS, INC.

Date: May 3, 2007	/s/ Daniel Rooney
Daniel Rooney, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)