Form 10QSB
period 2007-06-30
SUPERCONDUCTIVE COMPONENTS INC
filed 2007-08-07
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,467,100 shares of Common Stock, without par value, were outstanding at July 31, 2007.

Transitional Small Business Disclosure Format (Check one): YES  ☐    NO  ☒

FORM 10-QSB

SUPERCONDUCTIVE COMPONENTS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	3

	Statements of Operations For the Three Months and Six Months Ended June 30, 2007 and 2006 (unaudited)	5

	Statements of Cash Flows For the Six Months Ended June 30, 2007 and 2006 (unaudited)	6

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Controls and Procedures.	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	Submission of Matters to a Vote of Security Holders.	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	20

Signatures.		20

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPERCONDUCTIVE COMPONENTS, INC.

BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$1,303,004	$648,494
Accounts receivable
Trade, less allowance for doubtful accounts of $24,700 and $25,000	373,210	439,946
Contract	52,760	52,760
Other	5,095	—
Inventories	1,249,322	1,189,732
Prepaid expenses	83,419	47,466

Total current assets	3,066,810	2,378,398

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	3,044,157	2,697,368
Furniture and fixtures	25,848	23,643
Leasehold improvements	299,551	299,551
Construction in progress	640,395	95,590

	4,009,951	3,116,152
Less accumulated depreciation	(2,085,430)	(2,012,312)

	1,924,521	1,103,840

OTHER ASSETS
Deposits	27,706	289,816
Intangibles	29,350	30,894

Total other assets	57,056	320,710

TOTAL ASSETS	$5,048,387	$3,802,948

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.

BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Capital lease obligation, current portion	$221,898	$70,799
Accounts payable	374,875	297,161
Accrued contract expenses	27,258	27,258
Accrued personal property taxes	19,187	22,500
Customer deposits	650,069	526,581
Accrued expenses and other	183,237	208,494

Total current liabilities	1,476,524	1,152,793

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	831,005	145,693

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 25,185 issued and outstanding	372,739	360,146
Common stock, no par value, authorized 15,000,000 shares; 3,467,100 and 3,432,915 shares issued and outstanding respectively	9,066,309	9,007,817
Additional paid-in capital	991,610	995,586
Accumulated deficit	(7,689,800)	(7,859,087)

	2,740,858	2,504,462

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,048,387	$3,802,948

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
SALES REVENUE	$3,403,742	$1,158,434	$5,857,751	$2,316,965
CONTRACT RESEARCH REVENUE	—	—	—	42,092

	3,403,742	1,158,434	5,857,751	2,359,057

COST OF SALES REVENUE	2,890,574	877,894	4,886,003	1,788,137
COST OF CONTRACT RESEARCH	—	—	—	17,407

	2,890,574	877,894	4,886,003	1,805,544

GROSS PROFIT	513,168	280,540	971,748	553,513
GENERAL AND ADMINISTRATIVE EXPENSE	219,716	232,524	456,312	445,254
RESEARCH AND DEVELOPMENT EXPENSE	81,873	39,216	145,037	86,392
SELLING EXPENSE	110,449	65,993	207,851	134,096

INCOME (LOSS) FROM OPERATIONS	101,130	(57,193)	162,548	(112,229)

OTHER INCOME (EXPENSE)
Interest income	14,432	10,258	26,988	21,053
Interest expense	(18,212)	(3,482)	(24,116)	(5,506)
Gain on disposal of equipment	4,782	—	4,782	—
Miscellaneous, net	(457)	8,213	(915)	7,501

	545	14,989	6,739	23,048

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	101,675	(42,204)	169,287	(89,181)
INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	101,675	(42,204)	169,287	(89,181)
DIVIDENDS ON PREFERRED STOCK	(6,296)	(6,296)	(12,592)	(12,592)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$95,379	$(48,500)	$156,695	$(101,773)

EARNINGS PER SHARE - BASIC AND DILUTED (Note 5)
NET INCOME (LOSS) PER COMMON SHARE BEFORE DIVIDENDS ON PREFERRED STOCK
Basic	$0.03	$(0.01)	$0.05	$(0.03)

Diluted	$0.02	$(0.01)	$0.04	$(0.03)

NET INCOME (LOSS) PER COMMON SHARE AFTER DIVIDENDS ON PREFERRED STOCK
Basic	$0.03	$(0.01)	$0.05	$(0.03)

Diluted	$0.02	$(0.01)	$0.04	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,462,073	3,425,915	3,451,032	3,425,915

Diluted	4,287,082	3,425,915	4,240,350	3,425,915

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$169,287	$(89,181)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and accretion	137,683	105,706
Amortization	1,544	1,544
Stock based compensation	28,626	1,436
Gain on sale of equipment	(4,782)	—
Inventory reserve	5,765	(185)
Provision for doubtful accounts	(300)	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	61,941	(43,308)
Inventories	(65,355)	34,997
Prepaid expenses	(15,944)	(38,962)
Other assets	262,110	(4,266)
Increase (decrease) in liabilities:
Accounts payable	77,714	(145,161)
Accrued expenses and customer deposits	93,261	76,880

Total adjustments	582,263	(11,319)

Net cash provided by (used in) operating activities	751,550	(100,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	15,100	—
Purchases of property and equipment	(78,146)	(131,399)

Net cash used in investing activities	(63,046)	(131,399)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	26,909	—
Payments related to registration of common stock	(8,435)	(49,926)
Principal payments on capital lease obligations	(52,468)	(29,328)

Net cash used in financing activities	(33,994)	(79,254)

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
NET INCREASE (DECREASE) IN CASH	$654,510	$(311,153)
CASH - Beginning of period	648,494	1,161,369

CASH - End of period	$1,303,004	$850,216

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest, net	$24,116	$5,506
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment purchased by capital lease	$888,879	$134,268
Machinery & equipment accrued asset retirement obligation increase	$1,656	$1,656
SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES
Stock based compensation expense	$28,626	$1,436

The accompanying notes are an integral part of these financial statements.

SUPERCONDUCTIVE COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Business Organization and Purpose

Superconductive Components, Inc. (“SCI” or the “Company”), dba SCI Engineered Materials, an Ohio corporation, was incorporated in 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive (“HTS”) materials. The Company manufactures ceramic and metal targets for a variety of industrial applications including: Photonics/Optical, Semiconductor, Thin Film Batteries and, to a lesser extent HTS. Photonics/Optical currently represents the Company’s largest market for its targets. Semiconductor is a developing market for us. Thin Film Battery is a developing market where manufacturers of batteries use the Company’s targets to produce very small power supplies, with small quantities of stored energy. The production and sale of HTS materials was the initial focus of the Company’s operations and these materials continue to be a part of the Company’s development efforts.

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

Equipment purchased with grant funding

In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant’s purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company’s financial statements. As assets were purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet. As of June 30, 2007, the Company had disbursed the entire amount received. The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the grant in 2007.

SUPERCONDUCTIVE COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies (continued)

Stock Based Compensation

Prior to 2006 the Company accounted for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), which established accounting and disclosure requirements using a fair value based methodology. SFAS No. 123 allowed the intrinsic value method to be used, and required disclosure of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method on a pro forma basis. The Company utilized the fair value method as provided for in SFAS No. 123 for stock based compensation to non-employees.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Shared Based Payment” (SFAS No. 123R). SFAS No. 123R replaced SFAS No. 123, and superseded APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R and related interpretations using the modified-prospective transition method. Under this method, compensation cost recognized in 2007 and 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Non cash stock based compensation expense was $28,626 and $1,436 for the six months ended June 30, 2007, and 2006 respectively.

On January 5, 2007 the four non-employee board members each received compensation of 1,819 shares of the Company’s common stock and $5,000 in cash.

Reclassification

Certain amounts in the prior year financial statements pertaining to inventory and customer deposits have been reclassified to conform to the current year presentation.

SUPERCONDUCTIVE COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3. Common Stock and Stock Options

The cumulative status at June 30, 2007 and December 31, 2006 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	328,250	$1.95
Granted	42,500	3.25
Exercised	(7,000)	1.71
Forfeited	(20,000)	2.13

Outstanding at December 31, 2006	343,750	$2.09
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2007	343,750	$2.09

Shares exercisable at December 31, 2006	306,250	$1.95
Shares exercisable at June 30, 2007	313,750	$1.97

Non-Employee Director Stock Options

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	247,000	$2.48
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at December 31, 2006	247,000	2.48
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at June 30, 2007	247,000	$2.48

Shares exercisable at December 31, 2006	247,000	$2.48
Shares exercisable at June 30, 2007	247,000	$2.48

SUPERCONDUCTIVE COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3. Common Stock and Stock Options (continued)

Exercise prices for options range from $1.00 to $4.00 for options at June 30, 2007. The weighted average option price for all options outstanding is $2.25 with a weighted average remaining contractual life of 5.9 years.

The weighted average fair values at date of grant for options granted during 2006 were $3.03 and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

2006
Expected life in years	7.0
Interest rate	5%
Volatility	107.55%
Dividend yield	0%

Note 4. Inventory

Inventory is comprised of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
Raw materials	$503,143	$695,819
Work-in-progress	646,044	335,325
Finished goods	181,762	234,450
Inventory reserve	(81,627)	(75,862)

	$1,249,322	$1,189,732

SUPERCONDUCTIVE COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5. Earnings Per Share

Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At June 30, 2006 all Common Stock options and warrants were anti-dilutive due to the net loss. The following is provided to reconcile the earnings per share calculations:

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Income (loss) applicable to common shares	$95,379	$(48,500)	$156,695	$(101,773)

Weighted average common shares outstanding - basic	3,462,073	3,425,915	3,451,032	3,425,915
Effect of dilutions – stock options/warrants	825,009	0	789,318	0

Weighted average common shares outstanding - diluted	4,287,082	3,425,915	4,240,350	3,425,915

Note 6. Capital Requirements

The Company’s accumulated deficit since inception was $7,689,800 (unaudited) at June 30, 2007. The losses have been financed primarily from additional investments and loans by major shareholders and private offerings of common stock and warrants to purchase common stock. The Company cannot assure that it will be able to raise additional capital in the future to fund its operations.

As of June 30, 2007, cash on-hand was $1,303,004. Management believes, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through June 30, 2008.

The Company reported net income applicable to common shares of $156,695 for the six months ended June 30, 2007 and has incurred substantial operating losses since its inception in 1987. Numerous factors may make it necessary for the Company to seek additional capital. In order to support the initiatives envisioned in its business plan, it may need to raise additional funds through public or private financing, collaborative relationships or other arrangements. Its ability to raise additional financing depends on many factors beyond its control, including the state of capital markets, the market price of its common stock and the development or prospects for development of competitive products by others. Because the common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the common stock.

SUPERCONDUCTIVE COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7. Production Equipment

The Company received new production equipment during the first six months of 2007 through capital lease obligations. This equipment was financed at a cost of approximately $889,000. Additional new production equipment, expected to be delivered in the second half of 2007, will also be financed through capital lease obligations at a cost of approximately $207,000.

Note 8. Stock Purchase Warrants

During April of 2007 a shareholder exercised 26,909 stock purchase warrants which resulted in proceeds of $26,909. The exercise price for these warrants was $1.00.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Superconductive Components, Inc. (“SCI” or the “Company”), dba SCI Engineered Materials, an Ohio corporation, was incorporated in 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive (“HTS”) materials. Currently, we manufacture ceramic and metal targets for a variety of industrial applications including: Photonics/Optical, Thin Film Battery, Semiconductor and, to a lesser extent HTS. Photonics/Optical currently represents our largest market for our targets. Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies, with small quantities of stored energy. Semiconductor is also a developing market. We hired additional marketing staff during the fourth quarter of 2006 to develop opportunities in these markets. During the second quarter and early in the third quarter of 2007, we added additional staff to our Technology group for the development of innovative products.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Executive Summary

For the three months ended June 30, 2007, we had revenues of $3,403,742. This was an increase of $2,245,308, or 193.8%, over the three months ended June 30, 2006. For the six months ended June 30, 2007, we had revenues of $5,857,751. This was an increase of $3,498,694, or 148.3%, over the six months ended June 30, 2006.

For the three months ended June 30, 2007, we had net income applicable to common shares of $95,379 compared to a net loss of ($48,500) for the same period in 2006. For the six months ended June 30, 2007, we had net income applicable to common shares of $156,695 compared to a net loss of ($101,773) for the same period in 2006.

Near the end of the first quarter 2007, the price of a high value raw material used by us to produce certain products reached a cyclical peak and then declined to approximately one-half of that amount by the end of the second quarter 2007. Cost changes for this high value raw material are fully reflected in the final selling price which insulates us from market price fluctuations associated with the raw material. We anticipate that the cost of this high value raw material will be lower for the second half of 2007 compared to the first half of this year. This will have an adverse effect on our total revenues, and, to a lesser extent, gross profit during the second half of 2007 because this high value raw material has a substantially lower gross profit margin compared to our other products.

We received notification during the second quarter of 2007 from the Department of Energy of a Notice of Financial Assistance Award in the amount of $99,887. This will provide support for Phase I of a Small Business Innovative Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.” The work on the contract is scheduled to begin during the third quarter of 2007.

RESULTS OF OPERATIONS

Six months ended June 30, 2007 (unaudited) compared to six months ended June 30, 2006 (unaudited):

Revenues

Revenues for the six months ended June 30, 2007 were $5,857,751 compared to $2,359,057, for the same period last year, an increase of $3,498,694 or 148.3%. The revenue growth can be attributed primarily to the growth in Photonics/Optical products combined with the ongoing purchase of raw materials whose prices have historically experienced periods of significant fluctuation, as well as Thin Film Battery products. As mentioned earlier, we anticipate a reduction in the cost of a raw material in the second half of 2007 which will result in a reduction in revenues.

Gross Profit

Gross profit for the six months ended June 30, 2007 was $971,748, which represents a gross margin of 16.6% of total revenue compared to $553,513 and 23.5% of total revenue for the six months ended June 30, 2006. The increase in the gross profit is due primarily to the growth in Photonics/Optical products. Thin Film Battery products have also contributed to this increase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

The decrease in the gross margin as a percentage of total revenue is due to product mix of higher value product with lower gross margins.

As mentioned earlier, we anticipate a reduction in the cost of a raw material in the second half of 2007 which will result in a reduction in revenues, and, to a lesser extent, gross profit during the second half of 2007 because this high value raw material has a substantially lower gross profit margin compared to our other products.

Selling Expense

Selling expense for the six months ended June 30, 2007 increased 55% to $207,851 from $134,096 for the same period in 2006. The increase was due to the addition of marketing staff and increased travel.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2007 increased to $456,312 from $445,254 for the six months ended June 30, 2006, or 2.5%. The slight increase was due to stock based compensation expense of $34,059, including non-cash compensation expense of $24,059. Stock based compensation expense was $675 for the first six months of 2006. This increase was offset by a reduction in professional fees.

Research and Development Expense

Research and development expense for the first six months of 2007 was $145,037 compared to $86,392 for the same period in 2006, an increase of 67.9%. The increase was due to continued development efforts associated with applications in Photonic, Solar, Automotive, Thin Film Battery and Semiconductor markets.

Interest Income and Expense

Interest income was $26,988 and $21,053 for the six months ended June 30, 2007 and 2006, respectively. The increase was due to increased cash due to higher revenue in 2007.

Interest expense was $24,116 and $5,506 for the six months ended June 30, 2007 and 2006, respectively. The increase was due to additional capital lease obligations incurred for the purchase of production equipment for increased production capacity.

INCOME (LOSS) APPLICABLE TO COMMON SHARES

Income applicable to common shares was $156,695 compared to a loss of $(101,773) for the six months ended June 30, 2007 and 2006, respectively. Basic net income per common share based on income applicable to common shares for 2007 and a loss for 2006 was $0.05 and $(0.03), respectively. The income (loss) applicable to common shares includes net income (loss) from operations and the accretion of Series B preferred stock dividends. Basic net income (loss) per common share before dividends on preferred stock was $0.05 and $(0.03) for the six months ended June 30, 2007 and 2006, respectively.

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock was $12,592 for the six months ended June 30, 2007 and 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Basic earnings for the six months ended June 30, 2007 were $0.05 per common share based on 3,451,032 average shares outstanding compared to a loss of $(0.03) per common share based on 3,425,915 weighted average shares outstanding for the six months ended June 30, 2006.

Diluted earnings per common share for the six months ended June 30, 2007 were $0.04 based on 4,240,350 average shares outstanding compared to a loss of $(0.03) per share based on 3,425,915 weighted average shares outstanding for 2006. All outstanding common stock equivalents were anti-dilutive for the six months ended June 30, 2006 due to the net loss.

The following schedule represents our outstanding common shares during the period of 2007 through 2016 assuming all outstanding stock options and stock warrants are exercised during the year of expiration. If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,215,828 to 4,682,928 by December 31, 2016. Exercise prices for options and warrants range from $1.00 to $4.00 at June 30, 2007. Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and Warrants due to expire	Potential Shares Outstanding
2007	—	3,467,100
2008	68,021	3,535,121
2009	160,418	3,695,539
2010	444,389	4,139,928
2011	75,000	4,214,928
2012	170,000	4,384,928
2013	30,500	4,415,428
2014	90,000	4,505,428
2015	140,000	4,645,428
2016	37,500	4,682,928

LIQUIDITY AND WORKING CAPITAL

At June 30, 2007, working capital was $1,590,286 compared to $1,221,338 at June 30, 2006. The increase is due to an increase in cash, accounts receivable and inventory. This increase has been offset by increases in capital lease obligations and accounts payable. We provided cash from operations of approximately $752,000 for the six months ended June 30, 2007. Cash used in operating activities was approximately $101,000 during the first six months of 2006. Significant non-cash items including depreciation, accretion and amortization, stock based compensation expense, inventory reserve on excess and obsolete inventory, and provision for doubtful accounts were approximately $173,000 and $109,000, respectively, for the six months ended June 30, 2007 and 2006. Accounts receivable, inventory, prepaid expenses and other assets decreased approximately $243,000 for the six months ended June 30, 2007. This decrease was due to the return of a large deposit for equipment that was subsequently leased. Accounts receivable, inventory, prepaid expenses and other assets increased approximately $52,000 for the six months ended June 30, 2006. Accounts payable, accrued expenses and customer deposits increased approximately $171,000 for the six months ended June 30, 2007 and decreased approximately $68,000 for the same period in 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Cash of approximately $63,000 and $131,000 was used for investing activities for the six months ended June 30, 2007, and 2006, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines. Proceeds on sale of equipment were approximately $15,000 during the first six months of 2007.

Cash of approximately $34,000 was used for financing activities during the six months ended June 30, 2007. Cash payments to third parties for capital lease obligations approximated $52,000. Cash payments for services provided for the registration of common stock were approximately $8,000. Proceeds received from the exercise of common stock warrants were approximately $27,000. We incurred new capital lease obligations of approximately $889,000 for new production equipment during the first six months of 2007.

Cash of approximately $79,000 was used for financing activities during the six months ended June 30, 2006. Cash payments to third parties for capital lease obligations approximated $29,000. Cash payments for services provided for the registration of common stock were approximately $50,000. The Company incurred new leases of approximately $134,000 for new production equipment and a forklift during the first six months of 2006.

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

We reported net income applicable to common shares of $159,695 for the six months ended June 30, 2007. Our accumulated deficit since inception in 1987 was $7,689,800 (unaudited) at June 30, 2007.

We have financed the losses primarily from additional investments and loans by our major shareholders and a private offering of common stock and warrants to purchase common stock. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, and assessing changes in which impairment of certain long- lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the period covered by this report in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms. Our officers concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required.

Part II. Other Information

Item 6.	Exhibits.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer.*

32.2	Section 1350 Certification of Principal Financial Officer.*

99.1	Press Release dated August 7, 2007, entitled “Superconductive Components, Inc. Reports Strong Second Quarter 2007 Results.”*

*	Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTIVE COMPONENTS, INC.

Date: August 7, 2007	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)