Form 10QSB
period 2007-09-30
SCI Engineered Materials, Inc.
filed 2007-11-07
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number: 0-31641

SCI ENGINEERED MATERIALS, INC.
(Exact name of small business issuer as specified in its charter)

Ohio	31-1210318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2839 Charter Street, Columbus, Ohio 43228
(Address of principal executive offices)

(614) 486-0261
(Issuer's telephone number)

Superconductive Components, Inc.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,474,338 shares of Common Stock, without par value, were outstanding at October 31, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☒

FORM 10-QSB

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of September 30, 2007 (unaudited)
	and December 31, 2006	3

	Statements of Operations for the Three Months and Nine Months
	Ended September 30, 2007 and 2006 (unaudited)	5

	Statements of Cash Flows for the Nine Months
	Ended September 30, 2007 and 2006 (unaudited)	6

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations.	14

Item 3.	Controls and Procedures.	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	Submission of Matters to a Vote of Security Holders.	20

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	20

Signatures.		21

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2007	2006
	(UNAUDITED)
CURRENT ASSETS
Cash	$1,517,031	$648,494
Accounts receivable
Trade, less allowance for doubtful accounts of $24,700 and $25,000	289,548	439,946
Contract	67,598	52,760
Other	5,000	-
Inventories	1,496,006	1,189,732
Prepaid expenses	30,395	47,466
Total current assets	3,405,578	2,378,398

PROPERTY AND EQUIPMENT,
AT COST
Machinery and equipment	3,354,043	2,697,368
Furniture and fixtures	72,464	23,643
Leasehold improvements	301,551	299,551
Construction in progress	574,904	95,590
	4,302,962	3,116,152
Less accumulated depreciation	(2,144,242)	(2,012,312)
	2,158,720	1,103,840

OTHER ASSETS
Deposits	24,728	289,816
Intangibles	28,578	30,894
Total other assets	53,306	320,710

TOTAL ASSETS	$5,617,604	$3,802,948

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2007	2006
	(UNAUDITED)
CURRENT LIABILITIES
Capital lease obligation, current portion	$256,896	$70,799
Accounts payable	611,577	297,161
Accrued contract expenses	30,494	27,258
Accrued personal property taxes	13,226	22,500
Customer deposits	875,541	526,581
Accrued expenses and other	142,708	208,494
Total current liabilities	1,930,442	1,152,793

CAPITAL LEASE OBLIGATION, NET OF
CURRENT PORTION	919,935	145,693

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting no par value, $10 stated value, optional redemption at 103%;
24,566 and 25,185 issued and outstanding respectively	369,719	360,146
Common stock, no par value, authorized 15,000,000 shares;
3,474,338 and 3,432,915 shares issued and outstanding respectively	9,061,378	9,007,817
Additional paid-in capital	989,674	995,586
Accumulated deficit	(7,653,544)	(7,859,087)
	2,767,227	2,504,462

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,617,604	$3,802,948

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2007	2006	2007	2006

TOTAL REVENUE	2,589,938	2,064,497	8,447,689	4,423,554

TOTAL COST OF REVENUE	2,100,305	1,595,490	6,986,308	3,401,034

GROSS PROFIT	489,633	469,007	1,461,381	1,022,520

GENERAL AND ADMINISTRATIVE EXPENSE	213,111	221,759	669,423	667,013

RESEARCH AND DEVELOPMENT EXPENSE	108,943	58,582	253,980	144,974

SELLING EXPENSE	123,852	76,066	331,703	210,162

INCOME FROM OPERATIONS	43,727	112,600	206,275	371

OTHER INCOME (EXPENSE)
Interest income	21,733	11,448	48,721	32,501
Interest expense	(32,317)	(4,861)	(56,433)	(10,367)
Gain on disposal of equipment	3,570	-	8,352	-
Miscellaneous, net	(457)	(2,655)	(1,372)	4,846
	(7,471)	3,932	(732)	26,980

INCOME BEFORE PROVISION FOR INCOME TAX	36,256	116,532	205,543	27,351

INCOME TAX EXPENSE	-	-	-	-

NET INCOME	36,256	116,532	205,543	27,351

DIVIDENDS ON PREFERRED STOCK	(6,245)	(6,296)	(18,837)	(18,888)

INCOME APPLICABLE TO COMMON SHARES	$30,011	$110,236	$186,706	$8,463

EARNINGS PER SHARE - BASIC AND DILUTED
(Note 5)

NET INCOME PER COMMON SHARE BEFORE
DIVIDENDS ON PREFERRED STOCK
Basic	$0.01	$0.03	$0.06	$0.01
Diluted	$0.01	$0.03	$0.05	$0.01

NET INCOME PER COMMON SHARE AFTER
DIVIDENDS ON PREFERRED STOCK
Basic	$0.01	$0.03	$0.05	$0.00
Diluted	$0.01	$0.03	$0.04	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,468,756	3,425,980	3,457,005	3,425,937
Diluted	4,216,320	3,907,837	4,224,899	3,946,035

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$205,543	$27,351
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and accretion	216,618	158,009
Amortization	2,316	2,316
Stock based compensation	42,938	5,744
Gain on sale of equipment	(8,352)	-
Inventory reserve	8,765	(410)
Provision for doubtful accounts	(300)	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	130,860	(136,027)
Inventories	(315,039)	(91,163)
Prepaid expenses	27,076	(22,124)
Other assets	265,088	(4,266)
Increase in liabilities:
Accounts payable	314,416	24,957
Accrued expenses and customer deposits	274,652	501,907
Total adjustments	959,038	438,943
Net cash provided by operating activities	1,164,581	466,294

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	18,670	-
Purchases of property and equipment	(212,016)	(164,155)
Net cash used in investing activities	(193,346)	(164,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	9,625	1,200
Proceeds from exercise of common stock warrants	26,909	-
Payments related to registration of common stock	(32,255)	(50,131)
Principal payments on capital lease obligations	(106,977)	(45,834)
Net cash used in financing activities	(102,698)	(94,765)

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
NET INCREASE IN CASH	$868,537	$207,374

CASH - Beginning of period	648,494	1,161,369

CASH - End of period	$1,517,031	$1,368,743

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the years for:
Interest, net	$56,433	$10,367
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES

Property and equipment purchased by capital lease	$1,067,315	$134,268

Property and equipment accrued asset retirement obligation increase	$2,484	$2,484

SUPPLEMENTAL DISCLOSURES OF NONCASH
OPERATING ACTIVITIES

Stock based compensation expense	$42,938	$5,744

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive (“HTS”) materials. The Company manufactures ceramic and metal targets for a variety of industrial applications including: Photonics/Optical, Thin Film Battery, Semiconductor, and, to a lesser extent HTS. Photonics/Optical currently represents the Company’s largest market for its targets. Thin Film Battery is a developing market where manufacturers of batteries use the Company’s targets to produce very small power supplies with small quantities of stored energy. Semiconductor is also a developing market.

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

Equipment purchased with grant funding

In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant’s purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company’s financial statements. As assets were purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet. As of September 30, 2007, the Company had disbursed the entire amount received. The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the grant in 2008.

SCI ENGINEERED MATERIALS, INC.
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

In December 2004, the FASB issued SFAS No. 123 (Revised), “Shared Based Payment” (SFAS No. 123R). SFAS No. 123R replaced SFAS No. 123, and superseded APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R and related interpretations using the modified-prospective transition method. Under this method, compensation cost recognized in 2007 and 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Non cash stock based compensation expense was $42,938 and $5,744 for the nine months ended September 30, 2007, and 2006, respectively.

On January 5, 2007, the four non-employee board members each received compensation of 1,819 shares of the Company’s common stock and $5,000 in cash.

Reclassification

Certain amounts in the prior year financial statements pertaining to contract research revenue, cost of contract research, inventory and customer deposits have been reclassified to conform to the current year presentation.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options

The cumulative status of options granted and outstanding at September 30, 2007 and December 31, 2006, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2005	328,250	$1.95
Granted	42,500	3.25
Exercised	(7,000)	1.71
Forfeited	(20,000)	2.13
Outstanding at December 31, 2006	343,750	$2.09
Granted	-	-
Exercised	-	-
Forfeited	(500)	3.25
Outstanding at September 30, 2007	343,250	$2.08
Shares exercisable at December 31, 2006	306,250	$1.95
Shares exercisable at September 30, 2007	313,650	$1.97

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2005	247,000	$2.48
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2006	247,000	$2.48
Granted	-	-
Exercised	(6,000)	1.60
Expired	-	-
Forfeited	-	-
Outstanding at September 30, 2007	241,000	$2.51
Shares exercisable at December 31, 2006	247,000	$2.48
Shares exercisable at September 30, 2007	241,000	$2.51

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

Exercise prices for options range from $1.00 to $4.00 at September 30, 2007. The weighted average option price for all options outstanding is $2.26 with a weighted average remaining contractual life of 5.7 years.

The weighted average fair values at date of grant for options granted during 2006 were $3.03 and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

2006
Expected life in years	7.0
Interest rate	5%
Volatility	107.55%
Dividend yield	0%

Note 4.	Inventory

Inventory is comprised of the following:

	September 30,	December 31,
	2007	2006
	(unaudited)
Raw materials	$871,006	$695,819
Work-in-progress	530,062	335,325
Finished goods	179,565	234,450
Inventory reserve	(84,627)	(75,862)
	$1,496,006	$1,189,732

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5.	Earnings Per Share

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

	Three months ended Sept. 30, 2007	Three months ended Sept. 30, 2006	Nine months ended Sept. 30, 2007	Nine months ended Sept. 30, 2006
Income applicable to common shares	$30,011	$110,236	$186,706	$8,463
Weighted average common shares outstanding - basic	3,468,756	3,425,980	3,457,005	3,425,937
Effect of dilution - stock options/warrants	747,564	481,857	767,894	520,098
Weighted average common shares outstanding - diluted	4,216,320	3,907,837	4,224,899	3,946,035

Note 6.	Capital Requirements

The Company’s accumulated deficit since inception was $7,653,544 (unaudited) at September 30, 2007. Historically, the losses have been financed primarily from additional investments and loans by major shareholders and private offerings of common stock and warrants to purchase common stock. The Company cannot assure that it will be able to raise additional capital in the future to fund its operations.

As of September 30, 2007, cash on-hand was $1,517,031. Management believes, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through September 30, 2008.

The Company reported net income applicable to common shares of $186,706 for the nine months ended September 30, 2007. Numerous factors may make it necessary for the Company to seek additional capital. In order to support the initiatives included in its business plan, the Company may need to raise additional funds through public or private financing, collaborative relationships or other arrangements. Its ability to raise additional financing depends on many factors beyond its control, including the state of capital markets, the market price of its common stock and the development or prospects for development of competitive products by others. Because the common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the common stock.

  SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.	Production Equipment

The Company received new production equipment during the first nine months of 2007 through capital lease obligations. This equipment was financed at a cost of approximately $1,067,000.

Note 8.	Stock Purchase Warrants/Options

During the second quarter of 2007 a shareholder exercised 26,909 stock purchase warrants which resulted in proceeds of $26,909. The exercise price for these warrants was $1.00.

During the third quarter of 2007 a former director exercised 6,000 stock purchase options which resulted in proceeds of $9,625. The exercise price for these options ranged from $1.50 to $2.125.

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

Overview

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987, to develop, manufacture and market products based on or incorporating high temperature superconductive (“HTS”) materials. Currently, we manufacture ceramic and metal targets for a variety of industrial applications including: Photonics/Optical, Thin Film Battery, Semiconductor and, to a lesser extent HTS. Photonics/Optical currently represents the largest market for our targets. Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies with small quantities of stored energy. Semiconductor is also a developing market. We hired additional marketing staff during the fourth quarter of 2006 to develop opportunities in these markets. During the second and the third quarter of 2007, we added additional staff to our Technology group for the development of innovative products.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Executive Summary

For the three months ended September 30, 2007, we had revenues of $2,589,938. This was an increase of $525,441, or 25.5%, over the three months ended September 30, 2006. For the nine months ended September 30, 2007, we had revenues of $8,447,689. This was an increase of $4,024,135, or 91.0%, over the nine months ended September 30, 2006. The revenues for the first nine months of 2007 exceeded the total revenues of $8,045,792 for calendar year 2006.

For the three months ended September 30, 2007, we had net income applicable to common shares of $30,011 compared to $110,236 for the same period in 2006. For the nine months ended September 30, 2007, we had net income applicable to common shares of $186,706 compared to $8,463 for the same period in 2006.

Near the end of the first quarter 2007, the price of a high value raw material used by us to produce certain products reached a cyclical peak and then declined to approximately one-half of that amount by the end of the second quarter 2007. The price of the raw material had recovered to approximately 65% of the cyclical peak. Cost changes for this high value raw material are fully reflected in the final selling price which insulates us from market price fluctuations associated with the raw material. We anticipate that the cost of this high value raw material will continue to be lower for the second half of 2007 compared to the first half of this year. This will continue to have an adverse effect on our total revenues, and, to a lesser extent, gross profit during the second half of 2007 because this high value raw material has a substantially lower gross profit margin compared to our other products.

We received notification during the second quarter of 2007 from the Department of Energy of a Notice of Financial Assistance Award in the amount of $97,900. This award provides support for Phase I of a Small Business Innovative Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.” The work on the contract began during the third quarter of 2007.

RESULTS OF OPERATIONS

Nine months ended September 30, 2007 (unaudited) compared to nine months ended September 30, 2006 (unaudited):

Revenues

Revenues for the nine months ended September 30, 2007 were $8,447,689 compared to $4,423,554, for the same period last year, an increase of $4,024,135 or 91.0%. The revenue growth can be attributed primarily to the growth in Photonics/Optical products combined with the ongoing purchase of raw materials whose prices have historically experienced periods of significant fluctuation, as well as Thin Film Battery products. We anticipate the cost of a high value raw material will be lower in the second half of 2007 compared to the first half of 2007 which will result in a reduction in revenues compared to the first half of 2007.

Gross Profit

Gross profit for the nine months ended September 30, 2007 was $1,461,381, which represents a gross margin of 17.3% of total revenue compared to $1,022,520 and 23.1% of total revenue for the nine months ended September 30, 2006. The increase in the gross profit dollars is due primarily to the growth in Photonics/Optical products. Thin Film Battery products have also contributed to this increase.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The decrease in the gross margin as a percentage of total revenue is due to product mix of higher value product with lower gross margins.

As mentioned earlier, we anticipate the cost of a raw material in the second half of 2007 will continue to be less than during the first half of 2007. We expect this to result in a reduction in revenues, and, to a lesser extent, gross profit during the second half of 2007 as compared to the first half of 2007 because this high value raw material has a substantially lower gross profit margin compared to our other products.

Selling Expense

Selling expense for the nine months ended September 30, 2007 increased 57.8% to $331,703 from $210,162 for the same period in 2006. The increase was due to the addition of marketing staff and increased travel. The increased travel was partly due to our attendance at two conferences in September 2007 supporting solar and semiconductor marketing activities.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2007 increased to $669,423 from $667,013 for the nine months ended September 30, 2006, or 0.4%. The slight increase was due to non-cash stock based compensation expense of $36,089. During the first nine months of 2006 non-cash stock based compensation expense was $2,700. This increase was offset by a reduction in professional fees.

Research and Development Expense

Research and development expense for the first nine months of 2007 was $253,980 compared to $144,974 for the same period in 2006, an increase of 75.2%. The increase was due to increased staff and continued development efforts associated with applications in Photonic, Solar, Thin Film Battery and Semiconductor markets.

Interest Income and Expense

Interest income was $48,721 and $32,501 for the nine months ended September 30, 2007 and 2006, respectively. The additional interest income was due to increased cash from operations.

Interest expense was $56,433 and $10,367 for the nine months ended September 30, 2007 and 2006, respectively. The increase was due to additional capital lease obligations incurred for the purchase of production equipment for increased production capacity.

INCOME APPLICABLE TO COMMON SHARES

Income applicable to common shares was $186,706 compared to $8,463 for the nine months ended September 30, 2007 and 2006, respectively. Basic net income per common share before dividends on preferred stock was $0.06 and $0.01 for the nine months ended September 30, 2007 and 2006, respectively. Basic net income per common share based on income applicable to common shares for 2007 and 2006 was $0.05 and $0.00, respectively. The income applicable to common shares includes net income from operations and the accretion of Series B preferred stock dividends.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock was $18,837 and $18,888 for the nine months ended September 30, 2007 and 2006, respectively.

Basic earnings for the nine months ended September 30, 2007 were $0.05 per common share based on 3,457,005 average shares outstanding compared to $0.00 per common share based on 3,425,937 weighted average shares outstanding for the nine months ended September 30, 2006.

Diluted earnings per common share for the nine months ended September 30, 2007 were $0.04 based on 4,224,899 average shares outstanding compared to $0.00 per share based on 3,946,035 weighted average shares outstanding for the nine months ended September 30, 2006.

The following schedule represents our outstanding common shares during the period of 2007 through 2016 assuming all outstanding stock options and stock warrants are exercised during the year of expiration. If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,209,328 to 4,683,666 by December 31, 2016. Exercise prices for options and warrants range from $1.00 to $4.00 at September 30, 2007. Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and Warrants due to expire	Potential Shares Outstanding
2007	-	3,474,338
2008	68,021	3,542,359
2009	160,418	3,702,777
2010	443,389	4,146,166
2011	70,000	4,216,166
2012	170,000	4,386,166
2013	30,500	4,416,666
2014	90,000	4,506,666
2015	140,000	4,646,666
2016	37,000	4,683,666

LIQUIDITY AND WORKING CAPITAL

At September 30, 2007, working capital was $1,475,136 compared to $1,347,462 at September 30, 2006. The increase is due to an increase in cash and inventory. This increase has been offset by increases in capital lease obligations and accounts payable. We provided cash from operations of approximately $1,165,000 and $466,000 for the nine months ended September 30, 2007 and 2006, respectively. Significant non-cash items including depreciation, accretion and amortization, stock based compensation expense, inventory reserve on excess and obsolete inventory, and provision for doubtful accounts were approximately $270,000 and $166,000, respectively, for the nine months ended September 30, 2007 and 2006. Accounts receivable, inventory, prepaid expenses and other assets increased approximately $108,000 for the nine months ended September 30, 2007. This increase was due to an increase in inventory which was partially offset by the return of a large deposit for equipment that was subsequently leased. Accounts receivable, inventory, prepaid expenses and other assets increased approximately $254,000 for the nine months ended September 30, 2006. Accounts payable, accrued expenses and customer deposits increased approximately $589,000 for the nine months ended September 30, 2007 and approximately $527,000 for the same period in 2006.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Cash of approximately $193,000 and $164,000 was used for investing activities for the nine months ended September 30, 2007, and 2006, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines. Proceeds on sale of equipment were approximately $19,000 during the first nine months of 2007.

Cash of approximately $103,000 was used for financing activities during the nine months ended September 30, 2007. Cash payments to third parties for capital lease obligations approximated $107,000. Cash payments for services provided for the registration of common stock were approximately $32,000. Proceeds received from the exercise of common stock warrants were approximately $27,000. Proceeds received from the exercise of common stock options were $9,625. We incurred new capital lease obligations of approximately $1,067,000 for new production equipment during the first nine months of 2007.

Cash of approximately $95,000 was used for financing activities during the nine months ended September 30, 2006. Cash payments to third parties for capital lease obligations approximated $46,000. Cash payments for services provided for the registration of common stock were approximately $50,000. Proceeds received from the exercise of common stock options were $1,200. The Company incurred new leases of approximately $134,000 for new production equipment and a forklift during the first nine months of 2006.

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

We reported net income applicable to common shares of $186,706 for the nine months ended September 30, 2007. Our accumulated deficit since inception in 1987 was $7,653,544 (unaudited) at September 30, 2007.

Historically, we have financed the losses primarily from additional investments and loans by our major shareholders and two private offerings of common stock and warrants to purchase common stock. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

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

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Shareholders on August 22, 2007, for the following purposes:

(i)	To elect five directors, each to serve for terms expiring at the next Annual Meeting of Shareholders;
(ii)	To approve the change of the corporate name to SCI Engineered Materials, Inc. and to amend the Company’s Articles of Incorporation; and
(iii)	To ratify the selection of the independent registered public accounting firm for the year ending December 31, 2007.

(c)	The following tables show the voting tabulations for the matters voted upon at the Annual Meeting of Shareholders.

(i)	Elect directors
		FOR	WITHHELD
	Robert J. Baker, Jr.	2,802,864	3,900
	Walter J. Doyle	2,801,764	5,000
	Robert H. Peitz	2,802,914	3,850
	Daniel Rooney	2,801,789	4,975
	Edward W. Ungar	2,802,964	3,800

		FOR	AGAINST	ABSTAIN
(ii)	Approve Company Name Change	2,780,801	1,220	24,743

(iii)	Ratify Accounting firm	2,806,074	100	590

Item 6.	Exhibits.

3.1	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc.*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer.*

32.2	Section 1350 Certification of Principal Financial Officer.*

99.1	Press Release dated November 7, 2007, entitled “SCI Engineered Materials, Inc. Reports Third Quarter 2007 Results.”*

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: November 5, 2007	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)