Form 10KSB
period 2007-12-31
SCI Engineered Materials, Inc.
filed 2008-03-10
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2007

———————

SCI ENGINEERED MATERIALS, INC.

(Name of small business issuer in its charter)

———————

Ohio	0-31641	31-1210318
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

2839 Charter Street, Columbus, Ohio 43228

(Address of Principal Executive Office) (Zip Code)

(614) 486-0261

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value
(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The issuer’s revenues for the fiscal year ended December 31, 2007, were $10,832,682.

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $9,288,765 on March 4, 2008.

There were 3,489,466 shares of the Registrant’s Common Stock outstanding on March 4, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 26A of the Securities Act of 1933, as amended. The words “anticipate,” “believe,” “expect,” “estimate,” and “project” and similar words and expressions identify forward-looking statements, which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in “Description of Business – Risk Factors.” The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Introduction

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. We manufacture ceramic and metal sputtering targets for a variety of industrial applications including Photonics, Semiconductor, Thin Film Battery, and, to a lesser extent High Temperature Superconductive (“HTS”) materials. Photonics currently represents our largest market for our targets. Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies with small quantities of stored energy. Semiconductor is a developing market for us.

History of the Company

The late Dr. Edward Funk, Sc.D., and his late wife Ingeborg founded SCI in 1987. Dr. Funk, formerly a Professor of Metallurgy at The Ohio State University and a successful entrepreneur, envisioned significant market potential for the newly discovered High Temperature Superconductivity (HTS) material YBCO (Tc of 90o K). Our first product was a 99.999% pure, co-precipitated YBCO 1-2-3 powder. Over the years we expanded our product line by adding other High Tc Powders, sintered shapes, single crystal substrates, and non-superconducting sputtering targets.

 We opened a subdivision, Target Materials Inc. (TMI), in 1991 to supply the increasing worldwide demand for sputtering and laser ablation targets. We became a full service manufacturer of high performance thin film materials, providing a wide selection of metals, ceramics, and alloys for sputtering targets, evaporation sources, and other PVD applications. We served the R&D market as well as the Industrial and Decorative Coating markets. During this time, we began to manufacture targets for the Photovoltaic, Flat Panel Display, and Semiconductor industries.

SCI and TMI were merged in 2002.  We continued to manufacture complex ceramic, metal, and alloy products for the thin film battery, photovoltaic, media storage, flat panel display, semiconductor, electronic, and photonic industries.

In May of 2005, we received ISO 9001:2000 registration, an internationally recognized milestone in our pursuit of quality. This registration enabled us to increase our customer base which has benefited sales since the second quarter of 2005.

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

Business

We are a supplier of materials to the Physical Vapor Deposition (“PVD”) industry. Our customers need our materials to produce nano layers of metals and oxides for advanced material systems. PVD coatings range from every day items to complex computer processors. For example, every day applications include transparent anti-scratch coatings on eyeglasses, shiny coatings on kitchen and bathroom faucets, as well as low emissivity glass for household windows. More technically advanced applications include semiconductors, flat panel displays and an emerging technology - Thin Film Battery.

We are focused on three distinct markets within the PVD industry. These markets are Photonics, Semiconductor and Thin Film Battery. During the past 18 months, the Company began to pursue niche opportunities, specifically applications for Solar in the Photonics market and Hard Disk Drive (“HDD”) in the semiconductor market. We receive requests from potential customers in other markets within the PVD industry; however, at this time we have chosen not to pursue them. This disciplined approach enables us to focus on those opportunities that are the best fit for our capabilities and also offer the greatest long-term return. Considerations include our core strengths, resource requirements, and time-to-market issues.

The production and sale of HTS materials was the initial focus of our operations and these materials continue to be part of our development efforts. We continue to work with private companies and government agencies to develop new and improved products for future applications; however, our principal business focus is on products positioned for commercialization.

Photonics currently represents the largest market for our materials. Our customers are continually identifying new materials that improve the utility of optical coating. This includes improvements in their ability to focus, filter or reflect light, all of which increase the potential demand for the types and amounts of materials we sell in this market. Photonic applications continue to expand as new methods are found to manipulate light waves to enhance the various properties of light. Currently, these include optic devices, reflective coatings and solar products.

We have developed new products for the growing Thin Film Solar (“TFS”) market. We are well positioned in the TFS area having supplied materials to that market for about 10 years while the processes were being developed. In 2007, we added over $300,000 of new manufacturing equipment, as well as Engineering and Sales staff to develop new materials to support the anticipated growth of Solar. Our new materials are Transparent Conductive Oxides (“TCO”). Every square foot of a TFS panel is coated with up to 3 layers of TCO, 1 micron thick. We increased our visibility in the global arena by attending the Photovoltaic International Trade Fair in Milan, Italy held in September of 2007, where we introduced new products for this rapidly expanding market.

Thin Film Battery materials is a developing market where manufacturers of batteries use our targets, especially lithium orthophosphate (Li3PO4) and lithium cobalt oxide (LiCoO) as key elements to produce power supplies with small quantities of stored energy. A typical Thin Film Battery would be produced via Physical Vapor Deposition (PVD) with five or more thin layers. These batteries are often one centimeter square but only 15 microns thick. We are the leading provider of Li3PO4 and LiCoO to the emerging Thin Film Battery market. Following several years of industry developments, some Thin Film Battery customers announced the batteries were commercially available. Our customers anticipate the unique properties of these batteries to be used in applications in medical devices, integrated circuits, RFID, smart cards, hand held electronics and many other applications.

We had total annual revenues of $10.8 million, $8.0 million and $3.5 million in the years ended December 31, 2007, 2006, and 2005, respectively.

Principal suppliers in 2007 were Cabot Supermetals, Lattice Materials and Johnson Matthey. In every case, we believe that suitable alternate vendors can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Our largest customer represented over 50% of total revenues in 2007. We had contract research revenue of $57,779 and $42,092 representing 0.5% of total revenue for the years ended December 31, 2007 and 2006.

Marketing and Sales

We use various distribution channels to reach end user markets, including direct sales by our sales persons, independent manufacturers’ representatives in the United States, and independent distributors for international markets. The Internet provides tremendous reach for new customers to be able to identify us as a source of their product needs. We have an operating website www.sciengineeredmaterials.com, which we upgraded in 2006 to include expanded online product inquiry capabilities and additional product information. As mentioned earlier, in 2007 we added a sales engineer to further drive our sales efforts in the Solar area of the Photonics market. In 2006, we added a marketing manager to increase our sales efforts in the Semiconductor market.

Ceramics

We are capable of producing ceramic powders via several different processing techniques including solid state, precipitation and combustion synthesis. Ceramic targets can also be produced in a variety of ways depending on the end user applications. Production techniques include sintering, cold isostatic pressing and hot pressing.

Most of our products are manufactured from component chemicals and metals supplied by various vendors. If we suddenly lost the services of a supplier, there could be a disruption in our manufacturing process until the supplier was replaced. We have identified several firms as potential back-up suppliers who would be capable of supplying these materials to us as necessary.  To date, we have not experienced an interruption of raw material supplies.

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

Competition

We have a number of domestic and international competitors in both the ceramic and metal fields, many of whom have resources far in excess of our resources. Tosoh, Williams Advanced Materials, Kurt Lesker and Plasmaterials are competing suppliers in regard to targets. Dowa Chemicals of Japan supplies HTS materials.

Research and Development

We are developing sputtering targets for semiconductor applications which could be used to produce high K dielectric films via PVD processing. We focus our research and development efforts in areas that build on our expertise in multi-component ceramic oxides.

Contract research revenues were $57,779 during 2007, compared to $42,092 for 2006. We received notification during the second quarter of 2007 from the Department of Energy of a Notice of Financial Assistance Award in the amount of $97,900. This award provides support for Phase I of a Small Business Innovative Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.” The work on the contract began during the third quarter of 2007 and is expected to be completed during the first half of 2008.

Revenue during 2006 was also from the United States Department of Energy. This contract provided support for Phase I of an SBIR entitled “Feasibility of Cost Effective, Long Length, BSCCO 2212 Round Wires, for Very High Field Magnets Beyond 12 Tesla at 4.2 Kelvin.” The work on the contract was completed in 2006.

We intend to continue to seek funded research opportunities within our core competencies that maintain and expand technical understanding within our company.

We have certain proprietary knowledge and trade secrets related to the manufacture of ceramic oxide PVD materials and patents covering some HTS products.

New Product Initiatives

During 2006, we began work to develop transparent conductive oxide materials for the fast growing Thin Film Solar market. Three materials were identified for development. One of these three materials was tested in a prototype application in 2006. Initial testing yielded positive results and testing continues. A customer has ordered this material twice for their manufacturing scale equipment and reported good results. We anticipate commercialization of this product line.

We have undertaken research and development opportunities with respect to new and innovative materials and processes to be used in connection with the production of Thin Film Batteries. Presently, there are approximately five manufacturers of Thin Film Batteries in the country, each in various stages of development from prototype to commercial activity. In addition there are several firms and research institutes conducting tests on Thin Film Batteries. We believe this market may potentially become very large with significant growth expected during the next two years. There are numerous applications for Thin Film Batteries, including, but not limited to, active RFID tags, battery on chip, portable electronics, and medical implant devices. Given the many potential uses for Thin Film Batteries, we anticipate that the market for materials it produces will grow in direct correlation to the Thin Film Battery market itself.

We currently face competition from other producers of materials used in connection with the manufacture of Thin Film Batteries. We believe that we have certain competitive advantages in terms of quality (but acknowledge that we are currently at a disadvantage in terms of capital resources). We intend to actively market our materials to Thin Film Battery producers in the upcoming year in order maintain our strong presence in this market. Currently, SCI is the leading supplier of targets to this market.

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

In October of 2003, we were awarded a $1.2 million grant from the State of Ohio’s Third Frontier Action Fund. We have teamed with Lithchem Inc. to produce raw materials for the Thin Film Battery sputtering target manufacturing process. The funds were used to procure capital equipment required to commercialize the manufacturing process for target manufacturing. In addition, three manufacturers of Lithium Thin Film Batteries have agreed to participate in the program and will provide testing and manufacturing qualification evaluations of targets produced using the commercial scale processes developed during the grant period. The term of the grant was two years. An extension has been approved and the program is expected to be completed by September 30, 2008. We have received and are using equipment funded by this grant.

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

Employees

We had 25 full-time employees as of December 31, 2007. Of these employees one held a PhD in Material Science. We have never experienced work stoppage and consider our relations with employees to be good. The employees do not have a bargaining unit.

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

Collections and Write-offs

We collected receivables in an average of 11 days in 2007. We have occasionally been forced to write-off negligible amount of accounts receivable as uncollectible. We consider credit management critical to our success.

Seasonal Trends

We have not experienced and do not expect to experience seasonal trends in future business operations.

Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The following factors have affected or could affect actual results and could cause such results to differ materially from those expressed in any forward-looking statements made. Investors should consider carefully the following risks and speculative factors inherent in and affecting the business of SCI and an investment in our common stock.

Historically we have experienced significant operating losses and may continue to do so in the future.

The Company reported net income applicable to common shares of $307,682 for 2007 and $277,083 for 2006. Our accumulated deficit since inception in 1987 was $7,526,426 at December 31, 2007.

We have financed our historical losses primarily from additional investments and loans by our major shareholders and private offerings of common stock and warrants to purchase common stock. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations.

We have limited marketing and sales capabilities.

As previously mentioned, we hired a full time sales engineer in 2007 and a full time marketing manager in 2006 to expand our marketing activities, especially in the solar area of the photonics market and in the semiconductor market. We must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services to successfully market our products. A failure to develop these capabilities or obtain third-party agreements could adversely affect us.

Our success depends on our ability to retain key management personnel.

Our success depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel.  The loss of services of one of our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel could have a material adverse effect on our business, operating results and financial condition. Although we have been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that we will be able to do so in the future.

We may need to seek additional capital in the future, which may reduce the value of our common stock.

We reported net income applicable to common shares of $307,682 for 2007 and $277,083 for 2006. We incurred substantial operating losses prior to 2006. We could be required to seek additional capital in the future for growth and working capital purposes. There is no assurance that new capital will be available or that it will be available on terms that will not result in substantial dilution or reduction in value of our common stock.

Our competitors have far greater financial and other resources than we have.

The market for Physical Vapor Deposition materials is a substantial market with significant competition in both ceramic and metal materials. While we believe that our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as Williams Advanced Materials, Kurt Lesker and Tosoh, all of which have more resources than us. We cannot provide assurance that developments by others will not render our products or technologies obsolete or less competitive.

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

The Physical Vapor Deposition market is characterized by rapidly advancing technology. Our success depends on our ability to keep pace with advancing technology and processes and industry standards. We have focused our development efforts on sputtering targets. We intend to continue to develop and integrate advances in the thin film coatings industry. However, our development efforts may be rendered obsolete by research efforts and technological advances made by others, and materials other than those we currently use may prove more advantageous.

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

To date, there has been no widespread commercial use of High Temperature Superconductive (HTS) products. Additionally, the market for the Thin Film Battery materials is still in its early stages. Some of our materials are in early stages of development for Thin Film Solar applications. Thin Film Solar is expected to gain significant market share during the next few years.

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

	High	Low
Fiscal 2006
Quarter Ended March 31, 2006	$5.50	$3.50
Quarter Ended June 30, 2006	4.75	3.25
Quarter Ended September 30, 2006	4.90	3.00
Quarter Ended December 31, 2006	6.15	3.10
Fiscal 2007
Quarter Ended March 31, 2007	7.50	5.00
Quarter Ended June 30, 2007	8.80	6.58
Quarter Ended September 30, 2007	7.00	6.10
Quarter Ended December 31, 2007	7.00	5.00

The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.

As discussed above, at the present time, our common stock trades on the OTC Bulletin Board. Historically, our common stock was classified as a penny stock. Based on the trading prices during 2007, our common stock was not considered a penny stock for purposes of federal securities laws.

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

Holders of Record

As of December 31, 2007, there were approximately 450 holders of record of our common stock and 3,474,338 shares outstanding. There were approximately 50 holders of Series B Preferred shares and as of December 31, 2007 there were 24,566 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings for use in the business.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2007, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	584,250	$2.26	275,450
Equity compensation plans not approved by security holders (2)	17,500	$2.88	--
Total	601,750	$2.28	275,450

———————

(1)

Equity compensation plans approved by shareholders include our 2006 Stock Option Plan.

(2)

Includes 17,500 stock purchase warrants that can be acquired to purchase 17,500 shares of our common stock, which were issued by us in exchange for consideration in the form of goods and services.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. We manufacture ceramic and metal targets for a variety of industrial applications including Photonics, Semiconductor, Thin Film Battery, and, to a lesser extent HTS. Photonics currently represents our largest market for our targets. Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies with small quantities of stored energy. Semiconductor is a developing market.

Executive Summary

For the year ended December 31, 2007, we had record revenues of $10,832,682, which was a 35% increase over 2006.

For the year ended December 31, 2007, we recorded net income applicable to common shares of $307,682 compared to $277,083 for 2006. Near the end of the first quarter 2007, the price of a high value raw material used to produce certain products reached a cyclical peak and then declined to approximately one-half of that amount by the end of the second quarter 2007. The price of the raw material had recovered to approximately 65% of the cyclical peak in the second half of 2007. Cost changes for this high value raw material are fully reflected in the final selling price which insulates us from market price fluctuations associated with the raw material. We anticipate that the cost of this high value raw material will continue to be lower for 2008 compared to the first half of 2007. This will continue to have an adverse effect on our total revenues, and, to a lesser extent, gross profit particularly during the first half of 2008 because this high value raw material has a substantially lower gross profit margin compared to our other products.

Orders received in 2007 were $10,362,995, compared to $8,841,827 in 2006, an increase of 17%.

Results of Operations

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-KSB for the year ended December 31, 2007 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.  Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit to us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Year 2007 As Compared to Year 2006

Revenues

Revenues increased by 34.6% in 2007 to $10,832,682 from $8,045,792 in 2006.  The revenue growth can be attributed primarily to the growth in Photonics products combined with the ongoing purchase of raw materials whose prices have historically experienced periods of significant fluctuation, as well as Thin Film Battery products. We anticipate the cost of a high value raw material will be lower in 2008 compared to the first half of 2007 which will result in lower revenues, particularly during the first half of 2008, compared to 2007.

Gross Profit

Gross profit in 2007 was $2,057,823 or 19.0% of total revenue as compared to $1,788,244 or 22.2% in 2006.  The primary reason for the decrease expressed as a percentage of revenues was due to sales mix of higher value product with lower gross margin.

As mentioned earlier, we anticipate the cost of a raw material in 2008 will continue to be less than during the first half of 2007. We expect this to result in a reduction in revenues, and, to a lesser extent, gross profit particularly during the first half of 2008 compared to the first half of 2007 because this high value raw material has a substantially lower gross profit margin compared to our other products.

Selling Expense

Selling expense increased 29.1% to $457,689 from $354,609 in 2007. This increase was due to the addition of sales and marketing staff and increased travel. The increased travel was partly due to our attendance at two conferences in September 2007 supporting solar and semiconductor marketing activities.

General and Administrative Expense

General and administrative expense in 2007 was $884,771 compared to $928,506 in 2006, a decrease of 4.7%. This decrease was due primarily to a reduction in professional fees.

Research and Development Expense

Research and development expense for 2007 was $368,971 compared to $212,507 in 2006, an increase of 73.6%. The increase was due to increased staff and continued development efforts associated with applications in Photonic, Solar, Thin Film Battery and Semiconductor markets.

Interest Income and Expense

Interest income was $64,600 and $43,427 for 2007 and 2006, respectively. This increase was due to increased cash from operations in 2007.

Interest expense was $79,788 or 0.7% of revenues in 2007, compared to $15,508, or 0.2% of revenues in 2006. The increase was due to additional capital lease obligations incurred for the purchase of production equipment for increased production capacity.

Income Applicable To Common Shares

Income applicable to common shares was $307,682 and $277,083 for 2007 and 2006, respectively. Net income per common share based on the income applicable to common shares for 2007 and 2006 was $0.09 and $0.08, respectively. The income applicable to common shares includes the net income from operations and the accretion of Series B preferred stock dividends. The net income per common share before dividends on preferred stock was $0.10 and $0.09 for 2007 and 2006, respectively.

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Accrued dividends on the Series B preferred stock was $24,979 in 2007 and $25,185 in 2006.

Basic earnings for 2007 were $0.09 per common share based on 3,461,374 average shares outstanding compared to $0.08 per common share based on 3,427,236 weighted average shares outstanding for 2006.

Diluted earnings per common share for 2007 were $0.07 based on 4,217,936 average shares outstanding compared to $0.07 per share based on 3,982,905 weighted average shares outstanding for 2006.

The following schedule represents our outstanding common shares during the period of 2008 through 2016 assuming all outstanding stock options and stock warrants are exercised during the year of expiration. If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,209,328 to 4,698,794 by December 31, 2016. Exercise prices for options and warrants range from $1.00 to $4.00 at December 31, 2007. Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and	Potential
	Warrants due	Shares
	to expire	Outstanding

2008	68,021	3,557,487
2009	160.418	3,717,905
2010	443,389	4,161,294
2011	70,000	4,231,294
2012	170,000	4,401,294
2013	30,500	4,431,794
2014	90,000	4,521,794
2015	140,000	4,661,794
2016	37,000	4,698,794

Liquidity and Working Capital

At December 31, 2007, working capital was $1,520,218 compared to $1,225,605 at December 31, 2006, an increase of $294,613. Net cash provided by operating activities was approximately $995,000 for the twelve months ended December 31, 2007. Net cash used in operating activities was approximately $76,000 for the twelve months ended December 31, 2006. Significant non-cash items including depreciation, accretion and amortization, stock based compensation expense, inventory reserve on excess and obsolete inventory, and allowance for doubtful accounts were approximately $355,000 and $216,000, for the twelve months ended December 31, 2007 and 2006, respectively. Accounts receivable, inventory, prepaid expenses and other assets decreased approximately $930,000 for the twelve months ended December 31, 2007. This decrease was due to reductions in accounts receivable and inventory as well as the return of a large deposit made in 2006 for equipment that was subsequently leased. Inventory reserves are established for obsolete inventory, excess inventory quantities based on our estimate of net realizable value and for lower-of-cost or market. We believe the inventory reserve, after its assessment of obsolete inventory, at December 31, 2007, of $82,159 will be adequate for excess inventory and a lower of cost-or-market analysis.  Accounts receivable, inventory, prepaid expenses and other assets increased approximately $616,000 for the twelve months ended December 31, 2006.  Accounts payable, accrued expenses and customer deposits decreased approximately $619,000 during 2007. The decrease was due primarily to a reduction in customer deposits. Accounts payable, accrued expenses and customer deposits increased approximately $21,000 during 2006.

Cash of approximately $288,000 and $334,000 was used for investing activities for the twelve months ended December 31, 2007 and 2006, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity, new product lines and leasehold improvements for the facility. Proceeds on sale of equipment totaled $19,220 and $100 during 2007 and 2006, respectively.

Cash of approximately $173,000 was used for financing activities during the twelve months ended December 31, 2007. Principal payments to third parties for capital lease obligations approximated $178,000, and cash payments for services provided for the registration of common stock were approximately $32,000. Proceeds received from the exercise of common stock options were $9,625. Proceeds received from the exercise of common stock warrants were approximately $27,000. We incurred new capital lease obligations of approximately $1,067,000 for new production equipment during 2007.

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

Future Operating Results

We plan to place some of our larger purchase commitments for raw materials on an annualized basis because they can be purchased in larger quantities at reduced prices. In general, we attempt to limit inventory price increases by making an annual commitment, and drawing the material either as required, or on a monthly or quarterly basis. Such annual commitments may reach $500,000 in 2008 and greater in 2009 depending on sales volume increases. The terms of payment for such commitments are worked out with the vendor on a case-by-case basis, but in all cases are cancelable at our discretion without penalty.

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

ITEM 7.

FINANCIAL STATEMENTS.

Our balance sheet as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the two years ended December 31, 2007 and 2006, together with the independent certified public accountants’ report thereon appear beginning on Page F-1.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that the our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2007 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Additionally, there were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2008 Annual Meeting of Shareholders scheduled to be held on June 2, 2008, and is incorporated herein by reference.

We have a Business Conduct Policy applicable to all employees of SCI. Additionally, the Chief Executive Officer ("CEO") and all senior financial officers, including the principal financial officer, the principal accounting officer or controller, or any person performing a similar function (collectively, the "Senior Financial Officers") are bound by the provisions of our code of ethics relating to ethical conduct, conflicts of interest, and compliance with the law. The code of ethics is posted on our website at http://www.sciengineeredmaterials.com/investors /main/corpgov.htm.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, waiver of, any provision of this code of ethics by posting such information on our website at the address and location specified above.

ITEM 10.

EXECUTIVE COMPENSATION.

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2008 Annual Meeting of Shareholders scheduled to be held on June 2, 2008, and is incorporated herein by reference.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2008 Annual Meeting of Shareholders scheduled to be held on June 2, 2008, and is incorporated herein by reference.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in our proxy statement relating to our 2008 Annual Meeting of Shareholders scheduled to be held on June 2, 2008, and is incorporated herein by reference.

ITEM 13.

EXHIBITS.

Exhibit

Exhibit
Number

Description

3(a)

Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)

Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)

Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc.  (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

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

Description of purchase order received from an existing customer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 24, 2007).

99.1

Press Release dated March 10, 2008, entitled “SCI Engineered Materials, Inc., Reports Fourth Quarter 2007 and Full-Year Results.”

99.2

Description of auditors name change from Hausser + Taylor LLC to Maloney + Novotny LLC (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 3, 2007).

23

*     Consent of Independent Registered Accounting Firm

24

*     Powers of Attorney.

31.1

*     Rule 13a-14(a) Certification of Principal Executive Officer.

31.2

*     Rule 13a-14(a) Certification of Principal Financial Officer.

32.1

*     Section 1350 Certification of Principal Executive Officer.

32.2

*     Section 1350 Certification of Principal Financial Officer.

_____________

* Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Principal Accountant Fees and Services” in our proxy statement relating to our 2008 Annual Meeting of Shareholders scheduled to be held on June 2, 2008 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

By:	/s/ Daniel Rooney
Daniel Rooney Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of March 2008.

Signature	Title

/s/ Daniel Rooney	President, Chief Executive Officer and Chairman of the
Daniel Rooney	Board of Directors and Director (principal executive officer)

/s/ Gerald S. Blaskie	Vice President and Chief Financial Officer
Gerald S. Blaskie	(principal financial officer and principal accounting officer)

/s/ Robert H. Peitz	Director
Robert H. Peitz

/s/ Walter J. Doyle	Director
Walter J. Doyle

/s/ Robert J. Baker, Jr.	Director
Robert J. Baker, Jr.

/s/ Edward W. Ungar	Director
Edward W. Ungar

*By:	/s/ Daniel Rooney
Daniel Rooney, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SCI Engineered Materials, Inc.

Columbus, Ohio

We have audited the accompanying balance sheet of SCI Engineered Materials, Inc. as of December 31, 2007, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCI Engineered Materials, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEY + NOVOTNY LLC
MALONEY + NOVOTNY LLC

North Canton, Ohio
March 5, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC. BALANCE SHEET DECEMBER 31, 2007
ASSETS
CURRENT ASSETS
Cash	$1,182,086
Accounts receivable
Trade, less allowance for doubtful accounts of $24,700	219,222
Contract	65,954
Other	550
Inventories	756,999
Prepaid expenses	21,148
Total current assets	2,245,959
PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	3,386,778
Furniture and fixtures	74,222
Leasehold improvements	301,551
Construction in progress	599,753
4,362,304
Less accumulated depreciation	(2,185,277)
2,177,027
OTHER ASSETS
Deposits	18,639
Intangibles	29,202
Total other assets	47,841
TOTAL ASSETS	$4,470,827

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC. BALANCE SHEET DECEMBER 31, 2007

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Capital lease obligation, current portion	$259,714
Accounts payable	160,468
Accrued contract expenses	47,702
Accrued personal property taxes	10,216
Customer deposits	19,483
Accrued compensation	138,190
Accrued expenses and other	89,968
Total current liabilities	725,741

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	846,433
COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting no par value, $10 stated value, optional redemption at 103%;
24,566 issued and outstanding	375,861
Common stock, no par value, authorized 15,000,000 shares;
3,474,338 shares issued and outstanding	9,061,378
Additional paid-in capital	987,840
Accumulated deficit	(7,526,426)
2,898,653
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,470,827

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC. STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006

TOTAL REVENUE	$10,832,682	$8,045,792
TOTAL COST OF REVENUE	8,774,859	6,257,548
GROSS PROFIT	2,057,823	1,788,244
GENERAL AND ADMINISTRATIVE EXPENSE	884,771	928,506
RESEARCH AND DEVELOPMENT EXPENSE	368,971	212,507
SELLING EXPENSE	457,689	354,609
INCOME FROM OPERATIONS	346,392	292,622
OTHER INCOME (EXPENSE)
Interest income	64,600	43,427
Interest expense	(79,788)	(15,508)
Gain on sale of equipment	3,287	100
Miscellaneous, net	(1,830)	(18,373)
	(13,731)	9,646
INCOME BEFORE PROVISION FOR INCOME TAX	332,661	302,268
INCOME TAX EXPENSE	-	-
NET INCOME	332,661	302,268
DIVIDENDS ON PREFERRED STOCK	(24,979)	(25,185)
INCOME APPLICABLE TO COMMON SHARES	$307,682	$277,083
EARNINGS PER SHARE - BASIC AND DILUTED
(Note 2)
NET INCOME PER COMMON SHARE BEFORE
DIVIDENDS ON PREFERRED STOCK
Basic	$0.10	$0.09
Diluted	$0.08	$0.08
NET INCOME PER COMMON SHARE AFTER
DIVIDENDS ON PREFERRED STOCK
Basic	$0.09	$0.08
Diluted	$0.07	$0.07
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,461,374	3,427,236
Diluted	4,217,936	3,982,905

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC. STATEMENTS OF SHAREHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2007 AND 2006

	Convertible
	Preferred Stock,	Common	Additional Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/05	$334,961	$9,047,550	$1,010,719	$(8,161,355)	$2,231,875
Accretion of cumulative dividends	25,185	-	(25,185)	-	-
Stock based compensation expense (Note 2H)	-	-	10,052	-	10,052
Proceeds from exercise of stock options (Note 5)	-	12,000	-	-	12,000
Private placement and SB-2 registration	-	(51,733)	-	-	(51,733)
Net income	-	-	-	302,268	302,268
Balance 12/31/06	$360,146	$9,007,817	$995,586	$(7,859,087)	$2,504,462
Accretion of cumulative dividends	24,979	-	(24,979)	-	-
Common stock conversion from preferred stock (Note 5)	(9,264)	9,264	-	-	-
Stock based compensation expense (Note 2H)	-	-	17,233	-	17,233
Proceeds from exercise of stock warrants (Note 8)	-	26,909	-	-	26,909
Proceeds from exercise of stock options (Note 5)	-	9,625	-	-	9,625
Private placement and SB-2 registration	-	(32,255)	-	-	(32,255)
Common stock issued	-	40,018	-	-	40,018
Net income	-	-	-	332,661	332,661
Balance 12/31/07	$375,861	$9,061,378	$987,840	$(7,526,426)	$2,898,653

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC. STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$332,661	$302,268
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and accretion	289,096	216,664
Amortization	3,089	3,088
Stock based compensation	57,251	10,052
Gain on sale of equipment	(3,287)	(100)
Increase (decrease) in inventory reserve	6,296	(13,399)
Changes in allowance for doubtful accounts	(300)	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	207,280	(185,117)
Inventories	426,437	(116,087)
Prepaid expenses	26,318	(35,718)
Other assets	269,780	(279,050)
Increase (decrease) in liabilities:
Accounts payable	(136,693)	1,521
Accrued expenses and customer deposits	(482,586)	19,538
Total adjustments	662,681	(378,608)
Net cash provided by (used in) operating activities	995,342	(76,340)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	19,220	100
Purchases of property and equipment	(307,589)	(333,857)
Net cash used in investing activities	(288,369)	(333,757)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	9,625	12,000
Proceeds from exercise of common stock warrants	26,909	-
Payments related to registration of common stock	(32,255)	(51,733)
Principal payments on capital lease obligations	(177,660)	(63,045)
Net cash used in financing activities	(173,381)	(102,778)

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC. STATEMENTS OF CASH FLOWS (CONTINUED) YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
NET INCREASE (DECREASE) IN CASH	$533,592	$(512,875)
CASH - Beginning of period	648,494	1,161,369
CASH - End of period	$1,182,086	$648,494

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the years for:
Interest, net	$79,788	$15,508
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES
Property and equipment purchased by capital lease	$1,067,315	$168,208
Property and equipment accrued asset retirement obligation increase	$3,312	$3,312
SUPPLEMENTAL DISCLOSURES OF NONCASH
OPERATING ACTIVITIES
Stock based compensation expense	$57,251	$10,052

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.

Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. The Company manufactures ceramic and metal sputtering targets for a variety of industrial applications including Photonics, Semiconductor, Thin Film Battery, and, to a lesser extent High Temperature Superconductive (“HTS”) materials. Photonics currently represents the Company’s largest market for its targets. Thin Film Battery is a developing market where manufacturers of batteries use the Company’s targets to produce very small power supplies with small quantities of stored energy. Semiconductor is a developing market.

Note 2.

Summary of Significant Accounting Policies

A.

Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory and excess inventory quantities based on management’s estimate of net realizable value. The inventory reserve increased $6,296 during 2007 and decreased $13,399 during 2006.

The Company enters into cancelable purchase commitment arrangements with some suppliers. Estimated purchase commitments to these suppliers approximate $122,000 at December 31, 2007. The Company can cancel these commitments at the Company’s discretion without penalty.

B.

Property and Equipment - Property and equipment are carried at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the assets for financial reporting purposes and allowable accelerated methods for tax purposes. Useful lives range from ten years on certain furniture and fixtures and leasehold improvements to three years on computer equipment. Depreciation expense totaled $285,784 and $210,360 for the years ended December 31, 2007 and 2006, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred. Construction in process consists primarily of a piece of equipment that was placed in service in January, 2008 at a total cost of approximately $550,000.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. There have been no such impairment adjustments.

C.

Research and Development - Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2007 and 2006 were $368,971 and $212,507, respectively. The increase was due to an increase in staff and continued development of efforts associated with applications in Photonic, Solar, Thin Film Battery and Semiconductor markets.

D.

Equipment - In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant’s purpose. In a separate contract with the Department of Energy the Company received $27,500 for the purchase of equipment related to the contract’s purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company’s financial statements. As assets were purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet. As of December 31, 2007, the Company had disbursed the entire amount received. The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the grant/contract.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.

Summary of Significant Accounting Policies (Continued)

E.

Licenses - The Company has secured licenses to produce various superconductive materials for periods up to the expiration of the applicable patents. The license fees, included in “Other Assets” on the balance sheet, are being amortized over the expected life of the agreement or applicable patent, which is seventeen years. Cost and accumulated amortization of licenses at December 31, 2007 were $21,000 and $15,230, respectively. Amortization expense was $1,259 for the years ended December 31, 2007 and 2006. Amortization expense is estimated to be $1,259 for each of the next four years and $734 in 2012.

F.

Patent - The Company has secured patents for manufacturing processes used in its operations. Costs incurred to secure the patents have been capitalized, included in “Other Assets” on the balance sheet, and are being amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2007 were $37,869 and $14,437 respectively. Amortization expense was $1,830 for the years ended December 31, 2007 and December 31, 2006. Amortization expense is estimated to be at least $1,830 for each of the next five years.

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

H.

Stock Based Compensation - In December 2004, the FASB issued SFAS 123 (Revised), “Shared Based Payment” (SFAS 123R). SFAS 123R replaced SFAS 123, and superseded APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R and related interpretations using the modified-prospective transition method. Under this method, compensation cost recognized includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

For the twelve months ended December 31, 2007 and 2006, there was $57,251 and $10,052 respectively, of stock based compensation cost included in the determination of net income as reported. 2007 expense includes $40,018 in common stock issued to directors.

I.

Net Income Per Common Share - Net income per common share amounts are based on the weighted average number of shares outstanding.

J

.

Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash. No such investments were purchased.

K.

Concentrations of Credit Risk - The Company’s cash balances, which are at times in excess of federally insured levels, are maintained at a large regional bank and a global investment banking group, and are continually monitored to minimize the risk of loss. The Company grants credit to most customers, who are varied in terms of size, geographic location and financial strength. Customer balances are continually monitored to minimize the risk of loss.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.

Summary of Significant Accounting Policies (Continued)

The Company had four major customers in 2007 and 2006, which accounted for revenue of approximately $9,100,000 and $6,400,000, respectively. A portion of the revenue was attributable to an increase in a commodity raw material which can fluctuate significantly. These customers totaled approximately $120,000 of the trade accounts receivable at December 31, 2007. The largest customer represented over 50% of total revenues in 2007. As previously reported on Form 8-K dated February 21, 2008, this customer notified the Company that its orders for 2008 will be significantly less than 2007 due to improved utilization of targets in its manufacturing process coupled with lower planned inventory levels compared to 2007.  The impact from orders that will not be received in 2008 represented approximately $1.5 million of revenue in 2007.

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

M.

Fair Value - The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see Note 10).

 N.

Revenue Recognition - Revenue from product sales is recognized upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned. Revenue from contract research provided for third parties is recognized on the percentage of completion method.

 O.

Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due, which amounted to $0 as of December 31, 2007 and 2006, are considered delinquent. The Company does not charge interest on delinquent trade accounts receivable. Accounts greater than one year past due are placed on non-accrual status. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was $24,700 and $25,000 as of December 31, 2007 and 2006. The estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. Bad debt expense was $0 for the years ended December 31, 2007 and 2006. Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. Charge-offs of specific accounts for the years ended December 31, 2007 and 2006 totaled $300 and $0 respectively.

P.

Intangible Assets - The Company accounts for Intangible Assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires certain intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. There were no impairment adjustments for the years ended December 31, 2007 and 2006.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.

Summary of Significant Accounting Policies (Continued)

Q.

Recently Issued Accounting Standards -

Fair Value Measurements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity’s own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company is currently assessing the impact of this guidance on its financial statements.

Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for the Company beginning on January 1, 2008. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is currently assessing the impact of this guidance on its financial statements.

R.

Reclassification - Certain amounts in the prior year financial statements pertaining to contract research, inventory and customer deposits have been reclassified to conform to the current year presentation.

Note 3.

Inventories

Inventories consist of the following at December 31, 2007:

Raw materials	$392,937
Work-in-process	205,528
Finished goods	240,693
839,158
Less reserve for obsolete inventory	82,159
$756,999

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.

Lease Obligations

Operating

The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring through 2014. Rent expense which includes various monthly rentals for the years ended December 31, 2007 and 2006, totaled $145,514 and $158,032, respectively. Future minimum lease payments at December 31, 2007 are as follows:

2008	$101,876
2009	113,578
2010	109,146
2011	109,146
2012	108,484
2013 and beyond	176,433
$718,663

Capital

The Company also leases certain equipment under capital leases. The future minimum lease payments, by year, with the present value of such payments, as of December 31, 2007 is as follows:

2008	$348,011
2009	337,276
2010	284,349
2011	250,893
2012	90,354
Total minimum lease payments	1,310,883
Less amount representing interest	204,736
Present value of minimum lease payments	1,106,147
Less current portion	259,714
Long-term capital lease obligations	$846,433

The equipment under capital lease at December 31, 2007 is included in the accompanying balance sheet under the following captions:

Machinery and equipment	$1,342,273
Less accumulated depreciation	154,813
Net book value	$1,187,460

These assets are amortized over three to seven years using the straight-line method and amortization is included in depreciation expense.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.

Common and Preferred Stock

Common Stock

6,000 stock options were exercised during 2007 resulting in proceeds of $9,625. The exercise price for these options ranged from $1.50 to $2.125. Proceeds from 26,909 warrants exercised were $26,909. 7,000 stock options were exercised during 2006 resulting in proceeds of $12,000. The exercise price for these options ranged from $1.00 to $2.00.

Preferred Stock

Shares of preferred stock authorized and outstanding at December 31, 2007 are as follows:

	Shares	Shares
	Authorized	Outstanding
Cumulative Preferred Stock	10,000	-

Voting Preferred Stock	125,000	-

Non-Voting Preferred Stock	125,000 (a)	24,566 (b)

(a)

Includes 700 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock authorized for issuance.

(b)

Series B Preferred Stock outstanding at December 31, 2007.

A shareholder converted 619 shares of Series B Preferred Stock into 1,238 shares of common stock during 2007.

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

The Company redeemed the Series A preferred stock in 2003. During 2007 and 2006, no Series B cash dividends were paid.  At December 31, 2007 the Company has accrued dividends on Series B preferred stock of $122,830, which is included in convertible preferred stock, Series B on the balance sheet at December 31, 2007.

Earnings Per Share

Basic income per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.

Common and Preferred Stock (continued)

Following is a summary of all outstanding common stock equivalents which include preferred stock, Series B, employee and director stock options and warrants.

	December 31,	December 31,
	2007	2006
Options	584,250	590,750
Warrants	625,078	651,987
Preferred Series B	49,132	50,370
	1,258,460	1,293,107

The following is provided to reconcile the earnings per share calculations:

	2007	2006
Income applicable to common shares	$307,682	$277,083

Weighted average common shares outstanding - basic	3,461,374	3,427,236
Effect of dilutions - stock options and warrants	756,562	555,669
Weighted average shares outstanding - diluted	4,217,936	3,982,905

Note 6.

Stock Option Plans

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), which replaced the 1995 Stock Option Plan (“the 1995 Plan”). The Company adopted the 2006 Plan as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2007 there were 37,000 stock options outstanding from the 2006 Plan. On September 29, 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) as incentive to key employees, directors and consultants. As of December 31, 2007 there were 547,250 stock options outstanding from the 1995 Plan. The Company adopted the 1995 Plan as incentive to key employees, directors and consultants under which options to purchase up to 900,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.

Stock Option Plans (continued)

The cumulative status at December 31, 2007 and 2006 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at December 31, 2005	328,250	$1.95
Granted	42,500	3.25
Expired	(7,000)	1.71
Forfeited	(20,000)	2.13
Outstanding at December 31, 2006	343,750	$2.09
Granted	-	-
Exercised	-	-
Forfeited	(500)	3.25
Outstanding at December 31, 2007	343,250	$2.08
Shares exercisable at December 31, 2007	313,650	$1.97
Shares exercisable at December 31, 2006	301,250	$1.94

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at December 31, 2005	247,000	$2.48
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2006	247,000	$2.48
Granted	-	-
Exercised	(6,000)	1.60
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2007	241,000	$2.51
Shares exercisable at December 31, 2007	241,000	$2.51
Shares exercisable at December 31, 2006	247,000	$2.48

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.

Stock Option Plans (continued)

Exercise prices for options range from $1.00 to $4.00 for options at December 31, 2007. The weighted average option price for all options outstanding is $2.26 with a weighted average remaining contractual life of 5.4 years.

The weighted average fair values at date of grant for options granted during 2006 was $3.03 and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life in years	7.0
Interest rate	5%
Volatility	107.55%
Dividend yield	0%

Note 7.

Purchase Commitments

Equipment purchases commitments approximate $159,000 at December 31, 2007.

The Company was approved for a loan from the Ohio Department of Development’s Innovation Ohio Loan Fund in the fourth quarter of 2006. During 2007, this loan was revised to conform to the requirements of Chapter 166 of the Ohio Revised Code, as from time to time enacted and amended. This loan, in the amount of $400,000 at an interest rate of 3.0% plus certain fees over 7 years, will be used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment.

In addition, estimated purchase commitments for inventories approximate $122,000 (see Note 2A) at December 31, 2007.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.

Warrants Issued and Vested

The cumulative status at December 31, 2007 of warrants issued and vested is summarized as follows:

Issued		Vested	Consideration	Issue Date	Expiration Date	Warrant Price
150,000		150,000	Subordinated Notes Payable	Jan-00	Jan-10	$2.50	(c)
148,302	(a)	58,021	Convertible Promissory Note	Jun-03	Jun-08	$1.00	(d)
10,000	(b)	10,000	Lease Guarantee	Jun-03	Jun-08	$1.00	(d)
122,918		122,918	Private Equity Offering	May-04	May-09	$2.88	(d)
17,500		17,500	Consulting Services	May-04	May-09	$2.88	(d)
20,000		20,000	Revolving Promissory Note	Nov-04	Nov-09	$2.50	(d)
246,639		246,639	Private Equity Offering	Oct-05	Oct-10	$3.00	(d)

(a)

– The Company issued 148,302 warrants to purchase common stock of the Company subject to vesting. As a result of the conversion of the promissory notes on May 13, 2004, no additional vesting accrued and the number of shares of common stock issuable under the warrants was fixed at 84,930. 26,909 warrants were exercised in 2007.

(b)

– The Company issued 10,000 warrants to purchase common stock of the Company subject to vesting. The warrants vested according to the following schedule: (i) 4,600 on the date of grant; and (ii) 5,400 vested at a rate of 150 per month for 36 months.

(c)

– At fair market value.

(d)

– Above fair market value.

Note 9.

Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2007.

Deferred tax assets
NOL Carryforward	$2,173,000
UNICAP	12,000
Allowance for doubtful accounts	9,000
Reserve for obsolete inventory	31,000
Property and equipment	(62,000)
2,163,000
Valuation allowance	2,163,000
Net	$-

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.

Income Taxes (continued)

A valuation allowance has been recorded against the realizability of the net deferred tax asset, such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $2,163,000 and $2,252,000 at December 31, 2007 and 2006, respectively.

The Company has net operating loss carryovers available for federal and state tax purposes of approximately $5,700,000, which expire in varying amounts through 2025.

For the years ended December 31, 2007 and 2006, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2007	2006
Federal statutory rate	34.0	34.0
Valuation allowance	(34.0)	(34.0)
Effective rate	-%	-%

The expense (benefit) for income taxes consists of the following:

	2007	2006
Current expense	$-	$-
Deferred expense:
NOL (utilization) accumulation	(69,000)	(223,000)
Other temporary differences	(20,000)	(42,000)
Change in valuation allowance	89,000	265,000
Total	$-	$-

Note 10.

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

Long-term capital lease obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on these obligations range from 7.4% to 18.5%.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11.

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease.

Balance at December 31, 2006	$5,722
Increase in present value of the obligation
(accretion expense in the corresponding amount charged against earnings)	3,312
Balance at December 31, 2007	$9,034

Note 12.

Subsequent Events

After December 31, 2007 the Company entered into a lease agreement for new production equipment in the amount of approximately $159,000. The equipment was received and the lease commenced in February 2008.

On January 11, 2008, the four non-employee board members each received compensation of 1,819 shares of the Company’s common stock and $5,000 in cash.

On March 5, 2008 the Board of Directors approved the payment of one year of accrued dividends on convertible preferred stock, Series B, to shareholders of record as of December 31, 2007.