Form 10-Q
period 2008-03-31
SCI Engineered Materials, Inc.
filed 2008-05-05
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number: 0-31641

SCI ENGINEERED MATERIALS, INC.
(Exact name of small business issuer as specified in its charter)

Ohio	31-1210318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2839 Charter Street, Columbus, Ohio 43228
(Address of principal executive offices) (Zip Code)

(614) 486-0261
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

3,502,050 shares of Common Stock, without par value, were outstanding at April 30, 2008.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

	Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (unaudited)	5

	Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (unaudited)	6

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	Submission of Matters to a Vote of Security Holders.	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	19

Signatures.		20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
	(UNAUDITED)

CURRENT ASSETS
Cash	$853,500	$1,182,086
Accounts receivable
Trade, less allowance for doubtful accounts of $24,700	501,313	219,222
Contract	52,760	65,954
Other	60	550
Inventories	869,549	756,999
Prepaid expenses	78,041	21,148
Total current assets	2,355,223	2,245,959

PROPERTY AND EQUIPMENT,
AT COST
Machinery and equipment	4,178,480	3,386,778
Furniture and fixtures	81,155	74,222
Leasehold improvements	301,551	301,551
Construction in progress	8,735	599,753
	4,569,921	4,362,304
Less accumulated depreciation	(2,276,751)	(2,185,277)
	2,293,170	2,177,027

OTHER ASSETS
Deposits	18,260	18,639
Intangibles	31,647	29,202
Total other assets	49,907	47,841

TOTAL ASSETS	$4,698,300	$4,470,827

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2008	2007
	(UNAUDITED)

CURRENT LIABILITIES
Capital lease obligation, current portion	$301,420	$259,714
Accounts payable	319,457	160,468
Accrued contract expenses	49,910	47,702
Accrued personal property taxes	13,216	10,216
Customer Deposits	61,269	19,483
Accrued Compensation	56,140	138,190
Accrued expenses and other	95,570	89,968
Total current liabilities	896,982	725,741

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	894,914	846,433

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 24,566 issued and outstanding	382,002	375,861
Common stock, no par value, authorized 15,000,000 shares; 3,501,966 and 3,474,338 shares issued and outstanding respectively	9,137,047	9,061,378
Additional paid-in capital	986,007	987,840
Accumulated deficit	(7,598,652)	(7,526,426)
	2,906,404	2,898,653

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,698,300	$4,470,827

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

SALES REVENUE	$1,713,940	$2,454,009

COST OF SALES REVENUE	1,284,915	1,995,429

GROSS PROFIT	429,025	458,580

GENERAL AND ADMINISTRATIVE EXPENSE	260,053	236,596

RESEARCH AND DEVELOPMENT EXPENSE	97,156	63,164

MARKETING AND SALES EXPENSE	126,270	97,402

(LOSS) INCOME FROM OPERATIONS	(54,454)	61,418

OTHER INCOME (EXPENSE)
Interest income	8,830	12,556
Interest expense	(26,602)	(5,904)
Miscellaneous, net	-	(458)
	(17,772)	6,194

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAX	(72,226)	67,612

INCOME TAX EXPENSE	-	-

NET (LOSS) INCOME	(72,226)	67,612

DIVIDENDS ON PREFERRED STOCK	(6,142)	(6,296)

(LOSS) INCOME APPLICABLE TO COMMON SHARES	$(78,368)	$61,316

EARNINGS PER SHARE - BASIC AND DILUTED
(Note 6)

NET (LOSS) INCOME PER COMMON SHARE BEFORE DIVIDENDS ON PREFERRED STOCK
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

NET (LOSS) INCOME PER COMMON SHARE AFTER DIVIDENDS ON PREFERRED STOCK
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,489,874	3,439,868
Diluted	3,489,874	4,206,751

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(72,226)	$67,612
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and accretion	92,302	61,949
Amortization	772	772
Stock based compensation	14,313	14,313
Inventory reserve	3,000	2,765
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(268,407)	50,276
Inventories	(115,550)	31,338
Prepaid expenses	(26,880)	(26,154)
Other assets	(2,838)	8,657
Increase (decrease) in liabilities:
Accounts payable	158,989	(21,726)
Accrued expenses and cutomer deposits	(14,881)	108,800
Total adjustments	(159,180)	230,990
Net cash (used) provided by operating activities	(231,406)	298,602

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(48,513)	(7,310)
Net cash used in investing activities	(48,513)	(7,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	10,250	-
Proceeds from exercise of common stock warrants	10,000	-
Principal payments on capital lease obligations	(68,917)	(20,961)
Net cash used in financing activities	(48,667)	(20,961)

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
NET (DECREASE) INCREASE IN CASH	$(328,586)	$270,331

CASH - Beginning of period	1,182,086	648,494

CASH - End of period	$853,500	$918,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest, net	$26,602	$5,904
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

Property and equipment purchased by capital lease	$159,104	$84,595

Property & equipment accrued asset retirement obligation increase	$828	$828

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.
    NOTES TO FINANCIAL STATEMENTS

Note 1.    Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. The Company manufactures ceramic and metal sputtering targets for a variety of industrial applications including: Photonics, Semiconductor, Thin Film Battery, and, to a lesser extent High Temperature Superconductive (HTS) materials. Photonics currently represents the Company’s largest market for its targets. Thin Film Battery is a developing market where manufacturers of batteries use the Company’s targets to produce very small power supplies with small quantities of stored energy. Semiconductor is a developing market.

Note 2.    Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007. Interim results are not necessarily indicative of results for the full year.

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

Equipment purchased with grant funding

In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant’s purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company’s financial statements. As assets were purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet. As of March 31, 2008, the Company had disbursed the entire amount received. The grant and contract both provide that as long as the Company performs in compliance with the grant, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the grant in 2008.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.    Summary of Significant Accounting Policies (continued)

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised), “Shared Based Payment” (SFAS No. 123R). SFAS No. 123R replaced SFAS No. 123, and superseded APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R and related interpretations using the modified-prospective transition method. Under this method, compensation cost recognized in 2008 and 2007 includes compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Non cash stock based compensation costs were $14,313 and $14,313 for the three months ended March 31, 2008 and 2007, respectively. The four non-employee board members each received compensation of 1,819 shares of the Company’s common stock and $5,000 in cash each year.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

  SCI ENGINEERED MATERIALS, INC.
 NOTES TO FINANCIAL STATEMENTS

Note 3.    Common Stock and Stock Options

The cumulative status of options granted and outstanding at March 31, 2008, and December 31, 2007, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

	Stock Options	Weighted Average Exercise Price

Outstanding at December 31, 2006	343,750	$2.09
Granted	-	-
Exercised	-	-
Forfeited	(500)	3.25
Outstanding at December 31, 2007	343,250	$2.08
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2008	343,250	$2.08
Shares exercisable at December 31, 2007	313,650	$1.97
Shares exercisable at March 31, 2008	313,650	$1.97

Non-Employee Director Stock Options

	Stock Options	Weighted Average Exercise Price

Outstanding at December 31, 2006	247,000	$2.48
Granted	-	-
Exercised	(6,000)	1.60
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2007	241,000	$2.51
Granted	-	-
Exercised	(7,500)	1.37
Expired	-	-
Forfeited	-	-
Outstanding at March 31, 2008	233,500	$2.54
Shares exercisable at December 31, 2007	241,000	$2.51
Shares exercisable at March 31, 2008	233,500	$2.54

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.    Common Stock and Stock Options (continued)

Exercise prices for options range from $1.00 to $4.00 at March 31, 2008. The weighted average option price for all options outstanding is $2.27 with a weighted average remaining contractual life of 5.5 years.

Note 4.    Preferred Stock

On March 5, 2008 the Board of Directors approved the payment of one year of accrued dividends on convertible preferred stock. Series B, to shareholders of record as of December 31, 2007.

Note 5.    Inventory

Inventory is comprised of the following:
	March 31, 2008	December 31, 2007
	(unaudited)
Raw materials	$400,605	$392,937
Work-in-progress	283,927	205,528
Finished goods	270,176	240,693
Inventory reserve	(85,159)	(82,159)
	$869,549	$756,999

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6.    Earnings Per Share

Basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At March 31, 2008 all common stock options and warrants are anti-dilutive due to the net loss. The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,

	2008	2007
(Loss) Income applicable to common shares	$(78,368)	$61,316

Weighted average common shares outstanding – basic	3,489,874	3,439,868

Effect of dilutions - stock options	-	766,883

Weighted average shares outstanding – diluted	3,489,874	4,206,751

Note 7.    Capital Requirements

The Company’s accumulated deficit since inception was $7,598,652 (unaudited) at March 31, 2008. Historically, the losses have been financed primarily from additional investments and loans by major shareholders and private offerings of common stock and warrants to purchase common stock. The Company cannot assure that it will be able to raise additional capital in the future to fund its operations.

As of March 31, 2008, cash on-hand was $853,500. Management believes, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through March 31, 2009.

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

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-KSB for the year ended December 31, 2007.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Overview

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. We manufacture ceramic and metal sputtering targets for a variety of industrial applications including: Photonics, Semiconductor, Thin Film Battery and, to a lesser extent HTS materials. Photonics currently represents the largest market for our targets. Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies with small quantities of stored energy. Semiconductor is a developing market. We hired additional marketing staff during late 2006 to develop opportunities in these markets, and we added to our sales staff in late 2007 for the purpose of focusing on opportunities for our products in the Solar industry. We also added staff to our Technology group during the second half of 2007 for the development of innovative products.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the three months ended March 31, 2008, we had revenues of $1,713,940. This was a decrease of $740,069, or 30.2%, compared to the three months ended March 31, 2007. The decrease in revenues can be attributed to a reduction in the cost of a high value raw material. We anticipate that the cost of this high value raw material will continue to be lower for 2008 compared to 2007. Also, as disclosed on Form 8-K dated February 21, 2008, one of our largest customers notified us that its orders for 2008 will be significantly less than 2007. This is due to the customer’s improved utilization of targets in their manufacturing process coupled with lower planned inventory levels.

Reflecting positive benefits from product mix, gross profit declined only 6% to $429,025 for the first quarter of 2008 from $458,580 for the first quarter of 2007. The slight decrease was almost entirely attributable to higher depreciation expense related to investments made to develop new markets. Gross margin increased to 25.0% of total revenues for the first three months of 2008 from 18.7% for the same period in 2007.

For the three months ended March 31, 2008, we had net loss applicable to common shares of $78,368 compared to net income of $61,316 for the same period in 2007. This decrease can be largely attributed to additional operating expenses of approximately $86,000 along with the depreciation expense increase as mentioned above. Given current market opportunities, we continued to invest in R&D, marketing, and sales to take advantage of these opportunities. During the past 18 months we have been actively marketing to customers in select markets. This has resulted in trial and qualification orders that were shipped to customers in the semiconductor and solar industries during the first quarter of 2008 which totaled approximately 20% of our revenues.

We received notification during the second quarter of 2007 from the Department of Energy of a Notice of Financial Assistance Award in the amount of $97,900. This award provides support for Phase I of a Small Business Innovative Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.” The work on the contract was completed during the first quarter of 2008.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 (unaudited) compared to three months ended March 31, 2007 (unaudited):

Revenues

Revenues for the three months ended March 31, 2008 were $1,713,940 compared to $2,454,009, for the same period last year, a decrease of $740,069 or 30.2%. The revenue decline can be attributed to the ongoing purchase of raw materials whose prices have historically experienced periods of significant fluctuation. Cost changes for this high value raw material are fully reflected in the final selling price which insulates us from market risk associated with the raw material. We anticipate the cost of this high value raw material will continue to be lower in 2008 compared to the first half of 2007. This will result in lower revenues, particularly during the first half of 2008, compared to the first half of 2007. As disclosed on Form 8-K dated February 21, 2008, one of our largest customers notified us that its orders for 2008 will be significantly less than 2007. This is due to the customer’s improved utilization of targets in their manufacturing process coupled with lower planned inventory levels.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross Profit

Gross profit for the three months ended March 31, 2008 was $429,025 which represents a gross margin of 25.0% of total revenue compared to $458,580 and 18.7% of total revenue for the three months ended March 31, 2007. The slight decrease was almost entirely attributable to higher depreciation expense related to investments made to develop new markets. Gross margin increased to 25.0% of total revenues for the first three months of 2008 from 18.7% for the same period in 2007.

Marketing and Sales Expense

Marketing and Sales expense for the three months ended March 31, 2008 increased 29.6% to $126,270 from $97,402 for the same period in 2007. The increase was due to the addition of staff and increased travel. We added a sales engineer late in 2007 to focus marketing efforts on applications in Thin Film Solar which is a rapidly expanding industry.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2008 increased to $260,053 from $236,596 for the three months ended March 31, 2007, or 9.9%. The increase was due to an increase in staff and an increase in professional fees.

Research and Development Expense

Research and development expense for the first three months of 2008 was $97,156 compared to $63,164 for the same period in 2007, an increase of 53.8%. The increase was due to increased staff and continued development efforts associated with applications in Photonic, Solar, Thin Film Battery and Semiconductor markets.

Interest Income and Expense

Interest income was $8,830 and $12,556 for the three months ended March 31, 2008 and 2007, respectively.

Interest expense was $26,602 and $5,904 for the three months ended March 31, 2008 and 2007, respectively. The increase was due to additional capital lease obligations incurred for the purchase of production equipment for increased production capacity.

(LOSS) INCOME APPLICABLE TO COMMON SHARES

(Loss) income applicable to common shares was $(78,368) compared to $61,316 for the three months ended March 31, 2008 and 2007, respectively. Basic net (loss) income per common share before dividends on preferred stock and based on income applicable to common shares was $(0.02) and $0.02 for the three months ended March 31, 2008 and 2007, respectively. The income applicable to common shares includes net income from operations and the accretion of Series B preferred stock dividends. Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock was $6,142 and $6,296 for the three months ended March 31, 2008 and 2007, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Basic net loss for the three months ended March 31, 2008 was $0.02 per common share based on 3,489,874 weighted average shares outstanding compared to income of $0.02 per common share based on 3,439,868 weighted average shares outstanding for the three months ended March 31, 2007.

Diluted net loss per common share for the three months ended March 31, 2008 was $0.02 based on 3,489,874 weighted average shares outstanding compared to income of $0.01 per share based on 4,206,751 weighted average shares outstanding for the three months ended March 31, 2007. All outstanding common stock equivalents were anti-dilutive for the three months ended March 31, 2008 due to the net loss.

The following schedule represents our outstanding common shares during the period of 2008 through 2016 assuming all outstanding stock options and stock warrants are exercised during the year of expiration. If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,196,828 to 4,698,878 by December 31, 2016. Exercise prices for options and warrants range from $1.00 to $4.00 at March 31, 2008. Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and Warrants due to expire	Potential Shares Outstanding

2008	63,021	3,565,071
2009	160,418	3,725,489
2010	443,389	4,168,878
2011	62,500	4,231,378
2012	170,000	4,401,378
2013	30,500	4,431,878
2014	90,000	4,521,878
2015	140,000	4,661,878
2016	37,000	4,698,878

LIQUIDITY AND WORKING CAPITAL

At March 31, 2008, working capital was $1,458,241 compared to $1,360,841 at March 31, 2007. We used cash from operations of approximately $231,000 for the three months ended March 31, 2008. We provided cash from operations of approximately $299,000 for the three months ended March 31, 2007. Significant non-cash items including depreciation, accretion and amortization, stock based compensation expense, inventory reserve on excess and obsolete inventory, and provision for doubtful accounts were approximately $110,000 and $80,000, respectively, for the three months ended March 31, 2008 and 2007. Accounts receivable, inventory, prepaid expenses and other assets increased approximately $414,000 for the three months ended March 31, 2008. Accounts receivable, inventory, prepaid expenses and other assets decreased approximately $64,000 for the three months ended March 31, 2007. Accounts payable, accrued expenses and customer deposits increased approximately $144,000 for the three months ended March 31, 2008 and approximately $87,000 for the same period in 2007. Cash of approximately $49,000 and $7,000 was used for investing activities for the three months ended March 31, 2008 and 2007, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash of approximately $49,000 was used for financing activities during the three months ended March 31, 2008. Cash payments to third parties for capital lease obligations approximated $69,000. Proceeds received from the exercise of common stock warrants were $10,000. Proceeds received from the exercise of common stock options were $10,250. We incurred new capital lease obligations of approximately $159,000 for new production equipment.

Cash of approximately $21,000 was used for financing activities during the three months ended March 31, 2007. Cash payments to third parties for capital lease obligations approximated $21,000. We incurred new capital lease obligations of approximately $85,000 for new production equipment.

RISK FACTORS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The following factors, as well as the factors listed under the caption “Risk Factors” in our Form 10-KSB filed with the Securities and Exchange Commission on March 9, 2008, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us. Investors should consider carefully these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

Historically we have experienced significant operating losses and may continue to do so in the future.

While we have had profitable operations in 2007 and 2006, profits have not been consistent and we have financed the losses primarily from additional investments and loans by our major shareholders and private offerings of common stock and warrants to purchase common stock. We cannot assure you, however, that we will be able to raise additional capital in the future to fund our operations. While certain of our major shareholders have advanced funds in the form of secured debt, subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding us or guaranteeing bank debt in the future. We will continue to seek new financing or equity financing arrangements. However, we cannot be certain that it will be successful in efforts to raise additional funds.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-KSB for the year ended December 31, 2007 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, and assessing changes in which impairment of certain long- lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that the our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2008 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions or that the degree of compliance with the policies or procedures may deteriorate.

Item 4.	Controls and Procedures (continued)

Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required.

Part II. Other Information

Item 6.	Exhibits.

10.1	Notification from existing customer regarding reduction in orders for 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 21, 2008).

10.2	Description of material terms of 2008 Compensation agreement with the Company’s Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 29, 2008).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer.*

32.2	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.*

99.1	Press Release dated May 5, 2008, entitled “SCI Engineered Materials, Inc. Reports First Quarter 2008 Results.”**

  * Filed with this report
  ** Furnished with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 5, 2008	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)