Form 10-Q
period 2008-06-30
SCI Engineered Materials, Inc.
filed 2008-08-05
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ______________

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

3,560,071 shares of Common Stock, without par value, were outstanding at July 30, 2008.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3

	Statements of Operations for the Three Months and Six Months Ended June 30, 2008 and 2007 (unaudited)	5

	Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited)	6

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	Submission of Matters to a Vote of Security Holders.	21

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	21

Signatures.		22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2008	2007
	(UNAUDITED)
CURRENT ASSETS
Cash	$846,333	$1,182,086
Accounts receivable
Trade, less allowance for doubtful accounts of $24,700	423,481	219,222
Contract	52,760	65,954
Other	3,004	550
Inventories	2,060,653	756,999
Prepaid expenses	81,837	21,148
Total current assets	3,468,068	2,245,959

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	4,150,383	3,386,778
Furniture and fixtures	81,155	74,222
Leasehold improvements	313,951	301,551
Construction in progress	12,582	599,753
	4,558,071	4,362,304
Less accumulated depreciation	(2,329,917)	(2,185,277)
	2,228,154	2,177,027

OTHER ASSETS
Deposits	27,174	18,639
Intangibles	35,210	29,202
Total other assets	62,384	47,841

TOTAL ASSETS	$5,758,606	$4,470,827

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2008	2007
	(UNAUDITED)
CURRENT LIABILITIES
Capital lease obligation, current portion	$307,611	$259,714
Accounts payable	359,832	160,468
Accrued contract expenses	27,258	47,702
Customer deposits	1,244,505	19,483
Accrued compensation	68,652	138,190
Accrued expenses and other	112,419	100,184
Total current liabilities	2,120,277	725,741

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	815,948	846,433

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY

Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 24,524 and 24,566 issued and outstanding respectively	362,955	375,861

Common stock, no par value, authorized 15,000,000 shares; 3,560,071 and 3,474,338 shares issued and outstanding respectively	9,175,629	9,061,378
Additional paid-in capital	985,185	987,840
Accumulated deficit	(7,701,388)	(7,526,426)
	2,822,381	2,898,653

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,758,606	$4,470,827

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AND 2007
AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007

SALES REVENUE	$1,517,513	$3,403,742	$3,231,453	$5,857,751

COST OF SALES REVENUE	1,079,666	2,890,574	2,364,581	4,886,003

GROSS PROFIT	437,847	513,168	866,872	971,748

GENERAL AND ADMINISTRATIVE EXPENSE	250,408	219,716	510,461	456,312

RESEARCH AND DEVELOPMENT EXPENSE	125,563	81,873	222,719	145,037

MARKETING AND SALES EXPENSE	145,762	110,449	272,032	207,851

(LOSS) INCOME FROM OPERATIONS	(83,886)	101,130	(138,340)	162,548

OTHER INCOME (EXPENSE)
Interest income	5,345	14,432	14,175	26,988
Interest expense	(25,395)	(18,212)	(51,997)	(24,116)
Gain on disposal of equipment	1,200	4,782	1,200	4,782
Miscellaneous, net	-	(457)	-	(915)
	(18,850)	545	(36,622)	6,739

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAX	(102,736)	101,675	(174,962)	169,287

INCOME TAX EXPENSE	-	-	-	-

NET (LOSS) INCOME	(102,736)	101,675	(174,962)	169,287

DIVIDENDS ON PREFERRED STOCK	(6,142)	(6,296)	(12,283)	(12,592)

(LOSS) INCOME APPLICABLE TO COMMON SHARES	$(108,878)	$95,379	$(187,245)	$156,695

EARNINGS PER SHARE - BASIC AND DILUTED (Note 6)

NET (LOSS) INCOME PER COMMON SHARE BEFORE DIVIDENDS ON PREFERRED STOCK
Basic	$(0.03)	$0.03	$(0.05)	$0.05
Diluted	$(0.03)	$0.02	$(0.05)	$0.04

NET (LOSS) INCOME PER COMMON SHARE AFTER DIVIDENDS ON PREFERRED STOCK
Basic	$(0.03)	$0.03	$(0.05)	$0.05
Diluted	$(0.03)	$0.02	$(0.05)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,510,964	3,462,073	3,500,419	3,451,032
Diluted	3,510,964	4,287,082	3,500,419	4,240,350

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(174,962)	$169,287
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and accretion	185,355	137,683
Amortization	1,544	1,544
Stock based compensation	29,637	28,626
Gain on sale of equipment	(1,200)	(4,782)
Inventory reserve	4,334	5,765
Provision for doubtful accounts	-	(300)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(193,519)	61,941
Inventories	(1,307,988)	(65,355)
Prepaid expenses	(40,680)	(15,944)
Other assets	(16,087)	262,110
Increase in liabilities:
Accounts payable	199,364	77,714
Accrued expenses and customer deposits	1,161,020	93,261
Total adjustments	21,780	582,263
Net cash (used in) provided by operating activities	(153,182)	751,550

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	1,200	15,100
Purchases of property and equipment	(75,723)	(78,146)
Net cash used in investing activities	(74,523)	(63,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	10,250	-
Proceeds from exercise of common stock warrants	68,021	26,909
Payments related to registration of common stock	(20,061)	(8,435)
Payments related to Preferred Series B dividend	(24,566)	-
Principal payments on capital lease obligations	(141,692)	(52,468)
Net cash used in financing activities	(108,048)	(33,994)

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
NET (DECREASE) INCREASE IN CASH	$(335,753)	$654,510

CASH - Beginning of period	1,182,086	648,494

CASH - End of period	$846,333	$1,303,004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest, net	$51,997	$24,116
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

Property and equipment purchased by capital lease	$159,103	$888,879

Machinery & equipment accrued asset retirement obligation increase	$1,656	$1,656

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES

Stock based compensation expense	$29,637	$28,626

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.     Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. The Company manufactures ceramic and metal sputtering targets for a variety of industrial applications including: Photonics, Semiconductor, Thin Film Battery, and, to a lesser extent High Temperature Superconductive (HTS) materials. Photonics (which includes solar) currently represents the Company’s largest market for its targets. Thin Film Battery is a developing market where manufacturers of batteries use the Company’s targets to produce very small power supplies with small quantities of stored energy. Semiconductor is a developing market.

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

Equipment purchased with grant funding

In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant’s purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company’s financial statements. As assets were purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet. As of June 30, 2008, the Company had disbursed the entire amount received. The grant and contract both provide that as long as the Company performs in compliance with the grant, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the grant in 2008.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies (continued)

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised), “Shared Based Payment” (SFAS No. 123R). SFAS No. 123R replaced SFAS No. 123, and superseded APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R and related interpretations using the modified-prospective transition method. Under this method, compensation cost recognized in 2008 and 2007 includes compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Non cash stock based compensation costs were $29,637 and $28,626 for the six months ended June 30, 2008 and 2007, respectively. The four non-employee board members each received compensation of 1,819 shares of the Company’s common stock and $5,000 in cash each year.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

  SCI ENGINEERED MATERIALS, INC.
 NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options

The cumulative status of options granted and outstanding at June 30, 2008, and December 31, 2007, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2006	343,750	$2.09
Granted	-	-
Exercised	-	-
Forfeited	(500)	3.25
Outstanding at December 31, 2007	343,250	$2.08
Granted	21,000	3.10
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2008	364,250	$2.14
Shares exercisable at December 31, 2007	313,650	$1.97
Shares exercisable at June 30, 2008	321,050	$2.00

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2006	247,000	$2.48
Granted	-	-
Exercised	(6,000)	1.60
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2007	241,000	$2.51
Granted	-	-
Exercised	(7,500)	1.37
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2008	233,500	$2.54
Shares exercisable at December 31, 2007	241,000	$2.51
Shares exercisable at June 30, 2008	233,500	$2.54

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

Exercise prices for options range from $1.00 to $4.00 at June 30, 2008. The weighted average option price for all options outstanding is $2.30 with a weighted average remaining contractual life of 5.1 years.

Note 4.	Preferred Stock

On March 5, 2008 the Board of Directors approved the payment of one year of accrued dividends on convertible preferred stock, Series B, to shareholders of record as of December 31, 2007. This payment of $24,566 was disbursed on June 30, 2008.

Note 5.            Inventory

Inventory is comprised of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
Raw materials	$322,792	$392,937
Work-in-progress	1,512,521	205,528
Finished goods	311,832	240,693
Inventory reserve	(86,492)	(82,159)
	$2,060,653	$756,999

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6.  Earnings Per Share

Basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. At June 30, 2008 all common stock options and warrants are anti-dilutive due to the net loss. The following is provided to reconcile the earnings per share calculations:

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
(Loss) income applicable to common shares	$(108,878)	$95,379	$(187,245)	$156,695
Weighted average common shares outstanding – basic	3,510,964	3,462,073	3,500,419	3,451,032
Effect of dilutions – stock options/warrants	0	825,009	0	789,318
Weighted average common shares outstanding – basic	3,510,964	4,287,082	3,500,419	4,240,350

Note 7.  Capital Requirements

The Company’s accumulated deficit since inception was $7,701,388 (unaudited) at June 30, 2008. Historically, the losses have been financed primarily from additional investments and loans by major shareholders and private offerings of common stock and warrants to purchase common stock. The Company cannot assure that it will be able to raise additional capital in the future to fund its operations.

As of June 30, 2008, cash on-hand was $846,333. Management believes, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through June 30, 2009.

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

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8.  Subsequent Event

During the third quarter of 2006, the Company met with the Development Financing Advisory Council (DFAC) of the Ohio Department of Development (ODOD) and applied for a loan from the Innovation Ohio Loan Fund. The Company was subsequently approved for a 166 Direct Loan from the ODOD in the amount of $400,000. These funds were received in July of 2008. The funds will be used to reduce the balance on current outstanding capital lease obligations. The term of the loan is 84 months at an interest rate of 3%. There is also a one-quarter percent annual servicing fee to be charged monthly on the outstanding principal balance. During each of the first 12 months the Company will make only monthly servicing fee and interest payments. During months 13 through 84, the Company will make monthly servicing fee, interest and principal payments. The loan principal balance will be fully amortized over the last 72 months.

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

Overview

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. We manufacture ceramic and metal sputtering targets for a variety of industrial applications including: Photonics, Semiconductor, Thin Film Battery and, to a lesser extent HTS materials. Photonics (which includes solar) currently represents the largest market for our targets. Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies with small quantities of stored energy. Semiconductor is a developing market. We hired additional marketing staff during late 2006 to develop opportunities in this market, and we added to our sales staff in late 2007 for the purpose of focusing on opportunities for our products in the Solar industry. We also added staff to our Technology group during the second half of 2007 for the development of innovative products.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the six months ended June 30, 2008, we had revenues of $3,231,453. This was a decrease of $2,626,298, or 44.8%, compared to the six months ended June 30, 2007. The decrease in revenues can be attributed to a reduction in the cost of a high value raw material. We anticipate that the cost of this high value raw material will continue to be lower for 2008 compared to 2007. Also, as disclosed on Form 8-K dated February 21, 2008, one of our largest customers notified us that its orders for 2008 will be significantly less than 2007. This is due to the customer’s improved utilization of targets in their manufacturing process coupled with lower planned inventory levels. Late in the second quarter of 2008 this customer began to increase its orders on certain targets. We anticipate an increase in revenues during the last half of 2008 compared to the first half of 2008.

Reflecting positive benefits from product mix, gross profit declined only 10.8% to $866,872 for the first half of 2008 from $971,748 for the first half of 2007. The decrease was attributable to higher depreciation expense related to investments made to develop new markets and the decrease in revenue mentioned above. Gross margin increased to 26.8% of total revenues for the first six months of 2008 from 16.6% for the same period in 2007.

For the second quarter of 2008 gross profit was $437,847 compared to $429,025 for the first quarter of 2008. This is an increase of 2.1% even though revenues decreased 11.4% during the same period. Gross margin increased to 28.9% for the second quarter of 2008 from 25.0% for the first quarter of 2008. The increase in gross profit and gross margin can be attributed to the product mix.

For the six months ended June 30, 2008, we had net loss applicable to common shares of $187,245 compared to net income of $156,695 for the same period in 2007. This decrease can be largely attributed to additional operating expenses of approximately $196,000 and the decrease in revenue along with the depreciation expense increase mentioned above. We continued to invest in R&D, marketing, and sales to take advantage of current and future market opportunities. During the past 21 months we have been actively marketing to additional customers in select markets. This has resulted in trial and qualification orders that were shipped to customers in the semiconductor and solar industries during the first half of 2008 which totaled approximately 13% of our revenues. We have received additional trial orders that should ship during the second half of 2008.

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

We received notification during the second quarter of 2008 from the Department of Energy of a Notice of Financial Assistance Award in the amount of $99,961. This award provides support for Phase I of a Small Business Innovative Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.” The work on the contract will begin during the third quarter of 2008.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Six months ended June 30, 2008 (unaudited) compared to six months ended June 30, 2007 (unaudited):

Revenues

Revenues for the six months ended June 30, 2008 were $3,231,453 compared to $5,857,751, for the same period last year, a decrease of $2,626,298 or 44.8%. The revenue decline can be attributed to the ongoing purchase of raw materials whose prices have historically experienced periods of significant fluctuation. Cost changes for this high value raw material are fully reflected in the final selling price which insulates us from market risk associated with the raw material. We anticipate the cost of this high value raw material will continue to be lower in 2008 compared to 2007. This will result in lower revenues. As disclosed on Form 8-K dated February 21, 2008, one of our largest customers notified us that its orders for 2008 will be significantly less than 2007. This is due to the customer’s improved utilization of targets in their manufacturing process coupled with lower planned inventory levels. This customer has placed orders for the third quarter of 2008 and we anticipate an increase in revenues during the last half of 2008 compared to the first half of 2008.

Gross Profit

Gross profit for the six months ended June 30, 2008 was $866,872 compared to $971,748 for the six months ended June 30, 2007. The decrease in gross profit was attributable to the decrease in revenue and higher depreciation expense related to investments made to develop new markets. Gross margin as a percentage of revenue was 26.8% for the six months ended June 30, 2008 versus 16.6% for the six months ended June 30, 2007. The increase in gross margin was primarily due to less cost related to the high value raw material which has low margins and product mix.

Marketing and Sales Expense

Marketing and Sales expense for the six months ended June 30, 2008 increased 30.9% to $272,032 from $207,851 for the same period in 2007. The increase was due to the addition of staff and increased travel. We added a sales engineer late in 2007 to focus marketing efforts on applications in Thin Film Solar which is a rapidly expanding industry.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2008 increased to $510,461 from $456,312 for the six months ended June 30, 2007, or 11.9%. The increase was due to an increase in staff and professional fees.

Research and Development Expense

Research and development expense for the first six months of 2008 was $222,719 compared to $145,037 for the same period in 2007, an increase of 53.6%. The increase was due to increased staff and continued development efforts associated with applications in Photonic, Solar, Thin Film Battery and Semiconductor markets.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Income and Expense

Interest income was $14,175 and $26,988 for the six months ended June 30, 2008 and 2007, respectively.

Interest expense was $51,997 and $24,116 for the six months ended June 30, 2008 and 2007, respectively. The increase was due to additional capital lease obligations incurred for the purchase of production equipment for increased production capacity.

(LOSS) INCOME APPLICABLE TO COMMON SHARES

(Loss) income applicable to common shares was $(187,245), or $(0.05) per basic common share compared to $156,695, or $0.05 per basic common share for the six months ended June 30, 2008 and 2007, respectively. Basic net (loss) income per common share before dividends on preferred stock was $(0.05) and $0.05 for the six months ended June 30, 2008 and 2007, respectively. The income applicable to common shares includes net (loss) income from operations and the accretion of Series B preferred stock dividends. Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends accrued during the six months ended June 30, 2008 and 2007, was $12,283 and $12,592, respectively.

Basic net loss for the six months ended June 30, 2008 was $0.05 per common share based on 3,500,419 weighted average shares outstanding compared to income of $0.05 per common share based on 3,451,032 weighted average shares outstanding for the six months ended June 30, 2007.

Diluted net loss per common share for the six months ended June 30, 2008 was $0.05 based on 3,500,419 weighted average shares outstanding compared to income of $0.04 per share based on 4,240,350 weighted average shares outstanding for the six months ended June 30, 2007. All outstanding common stock equivalents were anti-dilutive for the three months and six months ended June 30, 2008 due to the net loss.

The following schedule represents our outstanding common shares during the period of 2008 through 2018 assuming all outstanding stock options and stock warrants are exercised during the year of expiration. If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,154,807 to 4,714,878 by December 31, 2018. Exercise prices for options and warrants range from $1.00 to $4.00 at June 30, 2008. Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and Warrants due to expire	Potential Shares Outstanding

2008	0	3,560,071
2009	160,418	3,720,489
2010	443,389	4,163,878
2011	62,500	4,226,378
2012	170,000	4,396,378
2013	30,500	4,426,878
2014	90,000	4,516,878
2015	140,000	4,656,878
2016	37,000	4,693,878
2017	0	4,693,878
2018	21,000	4,714,878

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND WORKING CAPITAL

At June 30, 2008, working capital was $1,347,791 compared to $1,590,286 at June 30, 2007. We used cash from operations of approximately $153,000 for the six months ended June 30, 2008. We provided cash from operations of approximately $752,000 for the six months ended June 30, 2007. Significant non-cash items including depreciation, accretion and amortization, stock based compensation expense, inventory reserve on excess and obsolete inventory, and provision for doubtful accounts were approximately $221,000 and $173,000, respectively, for the six months ended June 30, 2008 and 2007. Accounts receivable, inventory, prepaid expenses and other assets increased approximately $1,558,000 for the six months ended June 30, 2008. Accounts receivable, inventory, prepaid expenses and other assets decreased approximately $243,000 for the six months ended June 30, 2007. Accounts payable, accrued expenses and customer deposits increased approximately $1,360,000 for the six months ended June 30, 2008 and approximately $171,000 for the same period in 2007. Cash of approximately $75,000 and $63,000 was used for investing activities for the six months ended June 30, 2008 and 2007, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.

Cash of approximately $108,000 was used for financing activities during the six months ended June 30, 2008. Cash payments to third parties for capital lease obligations approximated $142,000. Proceeds received from the exercise of common stock warrants were approximately $68,000. Proceeds received from the exercise of common stock options were $10,250. Cash payments for services provided for the registration of common stock were approximately $20,000. A cash payment related to Series B preferred stock dividend was approximately $25,000. We incurred new capital lease obligations of approximately $159,000 for new production equipment during the first six months of 2008.

Cash of approximately $34,000 was used for financing activities during the six months ended June 30, 2007. Cash payments to third parties for capital lease obligations approximated $52,000. Proceeds received from the exercise of common stock warrants were approximately $27,000. Cash payments for services provided for the registration of common stock were approximately $8,000. We incurred new capital lease obligations of approximately $889,000 for new production equipment during the first six months ended June 30, 2007.

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

Item 4.  Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2008 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 4.  Controls and Procedures (continued)

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

Part II. Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on June 2, 2008, for the following purposes:

(i)	To elect five directors, each to serve for terms expiring at the next Annual meeting of Shareholders; and

(ii)	To ratify the selection of the independent registered public accounting firm for the year ending December 31, 2008.

(c)	The following tables show the voting tabulations for the matters voted upon at the Annual Meeting of Shareholders.

(i)	Elect directors

	FOR	WITHHELD
Robert J. Baker, Jr.	2,545,724	4,383
Walter J. Doyle	2,545,724	4,383
Robert H. Peitz	2,545,724	4,383
Daniel Rooney	2,542,499	7,608
Edward W. Ungar	2,545,164	4,943

		FOR	AGAINST	ABSTAIN
(ii)	Ratify Accounting firm	2,549,394	533	180

Item 6.       Exhibits.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer.*

32.2	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.*

99.1	Press Release dated August 5, 2008, entitled “SCI Engineered Materials, Inc. Reports Second Quarter 2008 Results.”

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: August 5, 2008	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)