Form 10-Q
period 2008-09-30
SCI Engineered Materials, Inc.
filed 2008-11-05
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

3,560,259 shares of Common Stock, without par value, were outstanding at October 30, 2008.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of September 30, 2008 (unaudited)
	and December 31, 2007	3

	Statements of Operations for the Three Months and Nine Months
	Ended September 30, 2008 and 2007 (unaudited)	5

	Statements of Cash Flows for the Nine Months
	Ended September 30, 2008 and 2007 (unaudited)	6

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	Submission of Matters to a Vote of Security Holders.	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	21

Signatures.		21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2008	2007
	(UNAUDITED)
CURRENT ASSETS
Cash	$906,409	$1,182,086
Accounts receivable
Trade, less allowance for doubtful accounts of $24,700	605,061	219,222
Contract	78,137	65,954
Other	-	550
Inventories	1,513,458	756,999
Prepaid expenses	180,241	21,148
Total current assets	3,283,306	2,245,959

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	4,198,407	3,386,778
Furniture and fixtures	105,089	74,222
Leasehold improvements	313,951	301,551
Construction in progress	17,535	599,753
	4,634,982	4,362,304
Less accumulated depreciation	(2,380,180)	(2,185,277)
	2,254,802	2,177,027

OTHER ASSETS
Deposits	27,530	18,639
Intangibles	34,850	29,202
Total other assets	62,380	47,841

TOTAL ASSETS	$5,600,488	$4,470,827

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2008	2007
	(UNAUDITED)
CURRENT LIABILITIES
Capital lease obligation, current portion	$272,530	$259,714
Accounts payable	231,475	160,468
Accrued contract expenses	39,892	47,702
Customer deposits	806,618	19,483
Accrued compensation	83,941	138,190
Accrued expenses and other	100,861	100,184
Note payable, current portion	5,077	-
Total current liabilities	1,540,394	725,741

LONG TERM LIABILITIES
Capital lease obligation, net of current portion	628,649	846,433
Note payable, net of current portion	394,923	-
Total long term liabilities	1,023,572	846,433

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 24,430 and 24,566 issued and outstanding respectively	367,675	375,861
Common stock, no par value, authorized 15,000,000 shares; 3,560,259 and 3,474,338 shares issued and outstanding respectively	9,180,183	9,061,378
Additional paid-in capital	985,298	987,840
Accumulated deficit	(7,496,634)	(7,526,426)
	3,036,522	2,898,653

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,600,488	$4,470,827

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2008	2007	2008	2007

SALES REVENUE	$4,008,635	$2,589,938	$7,240,088	$8,447,689

COST OF SALES REVENUE	3,239,069	2,100,305	5,603,650	6,986,308

GROSS PROFIT	769,566	489,633	1,636,438	1,461,381

GENERAL AND ADMINISTRATIVE EXPENSE	241,101	213,111	751,562	669,423

RESEARCH AND DEVELOPMENT EXPENSE	133,066	108,943	355,785	253,980

MARKETING AND SALES EXPENSE	169,524	123,852	441,556	331,703

INCOME FROM OPERATIONS	225,875	43,727	87,535	206,275

OTHER INCOME (EXPENSE)
Interest income	5,569	21,733	19,744	48,721
Interest expense	(27,490)	(32,317)	(79,487)	(56,433)
Gain on disposal of equipment	800	3,570	2,000	8,352
Miscellaneous, net	-	(457)	-	(1,372)
	(21,121)	(7,471)	(57,743)	(732)

INCOME BEFORE PROVISION FOR INCOME TAX	204,754	36,256	29,792	205,543

INCOME TAX EXPENSE	-	-	-	-

NET INCOME	204,754	36,256	29,792	205,543

DIVIDENDS ON PREFERRED STOCK	(6,119)	(6,245)	(18,402)	(18,837)

INCOME APPLICABLE TO COMMON SHARES	$198,635	$30,011	$11,390	$186,706

EARNINGS PER SHARE - BASIC AND DILUTED (Note 6)

NET INCOME PER COMMON SHARE BEFORE DIVIDENDS ON PREFERRED STOCK
Basic	$0.06	$0.01	$0.01	$0.06
Diluted	$0.05	$0.01	$0.01	$0.05

NET INCOME PER COMMON SHARE AFTER DIVIDENDS ON PREFERRED STOCK
Basic	$0.06	$0.01	$0.00	$0.05
Diluted	$0.05	$0.01	$0.00	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,560,196	3,468,756	3,520,490	3,457,005
Diluted	4,086,906	4,216,320	4,122,439	4,224,899

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,792	$205,543
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and accretion	281,446	216,618
Amortization	2,316	2,316
Stock based compensation	45,873	42,938
Gain on sale of equipment	(2,000)	(8,352)
Inventory reserve	7,930	8,765
Provision for doubtful accounts	-	(300)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(397,472)	130,860
Inventories	(764,389)	(315,039)
Prepaid expenses	(149,089)	27,076
Other assets	(16,855)	265,088
Increase in liabilities:
Accounts payable	71,007	314,416
Accrued expenses and customer deposits	738,670	274,652
Total adjustments	(182,563)	959,038
Net cash (used in) provided by operating activities	(152,771)	1,164,581

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	2,000	18,670
Purchases of property and equipment	(93,836)	(212,016)
Net cash used in investing activities	(91,836)	(193,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	10,250	9,625
Proceeds from exercise of common stock warrants	68,021	26,909
Payments related to registration of common stock	(16,906)	(32,255)
Payments related to Preferred Series B dividend	(24,566)	-
Proceeds from note payable	400,000	-
Principal payments on capital lease obligations	(467,869)	(106,977)
Net cash used in financing activities	(31,070)	(102,698)

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
NET (DECREASE) INCREASE IN CASH	$(275,677)	$868,537

CASH - Beginning of period	1,182,086	648,494

CASH - End of period	$906,409	$1,517,031

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest, net	$79,487	$56,433
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

Property and equipment purchased by capital lease	$262,900	$1,067,315

Machinery & equipment accrued asset retirement obligation increase	$2,484	$2,484

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES

Stock based compensation expense	$45,873	$42,938

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

Equipment purchased with grant funding

In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant’s purpose. The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company’s financial statements. As assets were purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet. As of September 30, 2008, the Company had disbursed the entire amount received. The grant and contract both provide that as long as the Company performs in compliance with the grant, the Company retains the rights to the equipment. Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the grant in 2009.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised), “Shared Based Payment” (SFAS No. 123R). SFAS No. 123R replaced SFAS No. 123, and superseded APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R and related interpretations using the modified-prospective transition method. Under this method, compensation cost recognized in 2008 and 2007 includes compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Non cash stock based compensation costs were $45,873 and $42,938 for the nine months ended September 30, 2008 and 2007, respectively. The four non-employee board members each received compensation of 1,819 shares of the Company’s common stock and $5,000 in cash each year.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options

The cumulative status of options granted and outstanding at September 30, 2008, and December 31, 2007, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2006	343,750	$2.09
Granted	-	-
Exercised	-	-
Forfeited	(500)	3.25
Outstanding at December 31, 2007	343,250	$2.08
Granted	21,000	3.10
Exercised	-	-
Forfeited	(1,500)	3.10
Outstanding at September 30, 2008	362,750	$2.14
Shares exercisable at December 31, 2007	313,650	$1.97
Shares exercisable at September 30, 2008	321,050	$2.00

Non-Employee Director Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2006	247,000	$2.48
Granted	-	-
Exercised	(6,000)	1.60
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2007	241,000	$2.51
Granted	-	-
Exercised	(7,500)	1.37
Expired	-	-
Forfeited	-	-
Outstanding at September 30, 2008	233,500	$2.54
Shares exercisable at December 31, 2007	241,000	$2.51
Shares exercisable at September 30, 2008	233,500	$2.54

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

Exercise prices for options range from $1.00 to $4.00 at September 30, 2008. The weighted average option price for all options outstanding is $2.30 with a weighted average remaining contractual life of 4.8 years.

Note 4.	Preferred Stock

On March 5, 2008 the Board of Directors approved the payment of one year of accrued dividends on convertible preferred stock, Series B, to shareholders of record as of December 31, 2007. This payment of $24,566 was disbursed on June 30, 2008.

Note 5.	Inventory

Inventory is comprised of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
Raw materials	$298,964	$392,937
Work-in-progress	1,014,006	205,528
Finished goods	290,577	240,693
Inventory reserve	(90,089)	(82,159)
	$1,513,458	$756,999

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6.	Earnings Per Share

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

	Three months ended Sept. 30, 2008	Three months ended Sept. 30, 2007	Nine months ended Sept. 30, 2008	Nine months ended Sept. 30, 2007
Income applicable to common shares	$198,635	$30,011	$11,390	$186,706
Weighted average common shares outstanding – basic	3,560,196	3,468,756	3,520,490	3,457,005
Effect of dilutions – stock options/warrants	526,710	747,564	601,949	767,894
Weighted average common shares outstanding – diluted	4,086,906	4,216,320	4,122,439	4,224,899

Note 7.	Capital Requirements

The Company’s accumulated deficit since inception was $7,496,634 (unaudited) at September 30, 2008. Historically, the losses have been financed primarily from additional investments and loans by major shareholders and private offerings of common stock and warrants to purchase common stock. The Company cannot assure that it will be able to raise additional capital in the future to fund its operations.

As of September 30, 2008, cash on-hand was $906,409. Management believes, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through September 30, 2009.

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

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8.	Note Payable

During the third quarter of 2006, the Company met with the Development Financing Advisory Council (DFAC) of the Ohio Department of Development (ODOD) and applied for a loan from the Innovation Ohio Loan Fund. The Company was subsequently approved for a 166 Direct Loan from the ODOD in the amount of $400,000. These funds were received in July of 2008. The proceeds were used to reduce the balance on current outstanding capital lease obligations. The term of the loan is 84 months at an interest rate of 3%. There is also a one-quarter percent annual servicing fee to be charged monthly on the outstanding principal balance. During each of the first 12 months the Company will make only monthly servicing fee and interest payments. During months 13 through 84, the Company will make monthly servicing fee, interest and principal payments. The loan principal balance will be fully amortized over the last 72 months.

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

Overview

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. We manufacture ceramic and metal sputtering targets for a variety of industrial applications including: Photonics, Semiconductor, Thin Film Battery and, to a lesser extent HTS materials. Photonics (which includes solar) currently represents the largest market for our targets. Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies with small quantities of stored energy. Semiconductor is a developing market. We hired additional marketing staff during late 2006 to develop opportunities in this market, and we added to our sales staff in late 2007 for the purpose of focusing on opportunities for our products in the Solar industry. We also added staff to our Technology group during the second half of 2007 for the development of innovative products. During the third quarter of 2008 we entered into an exclusive agreement with a manufacturer’s representative headquartered in Ede, The Netherlands. This firm will market and sell our sputtering targets for Thin Film Solar applications in 26 European countries plus Russia and Turkey.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the nine months ended September 30, 2008, we had revenues of $7,240,088. This was a decrease of $1,207,601, or 14.3%, compared to the nine months ended September 30, 2007. The decrease in revenues was attributed to a reduction in the cost of a high value raw material. We anticipate that the cost of this high value raw material will continue to be lower for the remainder of 2008 compared to 2007. Revenues for the third quarter of 2008 were a record $4,008,635, which was the first time we have had quarterly revenues in excess of $4 million. The increase in revenues was mostly attributable to one of our largest customers who increased orders on certain targets that shipped during the third quarter and also by increased revenues for other products. We do not expect the orders for this customer to remain at this level in the fourth quarter of 2008. The order backlog at September 30, 2008 was $2.7 million, which was essentially the same as June 30, 2008.

Reflecting positive benefits from product mix, gross profit increased 12.0% to $1,636,438 for the first nine months of 2008 from $1,461,381 for the same period in 2007. Gross margin increased to 22.6% of total revenues for the first nine months of 2008 from 17.3% for the same period in 2007. For the third quarter of 2008 gross profit was $769,566 compared to $489,633 for the third quarter of 2007, an increase of $279,933, or 57.2%. Gross margin increased to 19.2% for the third quarter of 2008 from 18.9% for the third quarter of 2007.

For the nine months ended September 30, 2008, we had net income applicable to common shares of $11,390 compared to $186,706 for the same period in 2007. This decrease can be largely attributed to additional operating expenses of approximately $294,000 along with an increase in depreciation expense. For the three months ended September 30, 2008, we had net income applicable to common shares of $198,635 compared to $30,011 for the same period in 2007. We continued to invest in R&D, marketing, and sales to take advantage of current and future market opportunities. During the past 24 months we have been actively marketing to additional customers in select markets. This has resulted in trial and qualification orders that were shipped to customers in the semiconductor and solar industries during the first nine months of 2008 that totaled approximately 14% of our revenues. We have received additional trial orders that should ship during the fourth quarter of 2008.

We received notification during the third quarter of 2008 from the Department of Energy of a Notice of Financial Assistance Award in the amount of $125,000. This award provides support for Phase II of an SBIR award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.” The final amount of the award is still in negotiations and is expected to total approximately $750,000. The work on the contract began during the third quarter of 2008 and is expected to continue through August 2010.

We received notification during the second quarter of 2008 from the Department of Energy of a Notice of Financial Assistance Award in the amount of $99,961. This award provides support for Phase I of an SBIR award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.” The work on the contract began during the third quarter of 2008.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2008 (unaudited) compared to nine months ended September 30, 2007 (unaudited):

Revenues

Revenues for the nine months ended September 30, 2008 were $7,240,088 compared to $8,447,689, for the same period last year, a decrease of $1,207,601 or 14.3%. The revenue decline can be attributed to the ongoing purchase of raw materials whose prices have historically experienced periods of significant fluctuation. Cost changes for this high value raw material are fully reflected in the final selling price that insulates us from market risk associated with the raw material. We anticipate the cost of this high value raw material will continue to be lower for the remainder of 2008. This will result in lower total revenues. Revenues exclusive of this high value raw material increased approximately $500,000, or 19.0% over the first nine months of 2007.

Gross Profit

Gross profit for the nine months ended September 30, 2008 was $1,636,438 compared to $1,461,381 for the nine months ended September 30, 2007. Gross margin as a percentage of revenue was 22.6% for the nine months ended September 30, 2008 versus 17.3% for the nine months ended September 30, 2007. The increase in gross margin was primarily due to less cost related to the high value raw material that has low margins and product mix.

Marketing and Sales Expense

Marketing and Sales expense for the nine months ended September 30, 2008 increased 33.1% to $441,556 from $331,703 for the same period in 2007. The increase was due to the addition of staff and increased travel. We added a sales engineer late in 2007 to focus marketing efforts on applications in the rapidly expanding Thin Film Solar market.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2008 increased to $751,562 from $669,423 for the nine months ended September 30, 2007, or 12.3%. The increase was due to an increase in staff and professional fees.

Research and Development Expense

Research and development expense for the first nine months of 2008 was $355,785 compared to $253,980 for the same period in 2007, an increase of 40.1%. The increase was due to additional staff and expenses associated within the continued development efforts in the Photonic, Solar, Thin Film Battery and Semiconductor markets as well as research related to the SBIRs.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Income and Expense

Interest income was $19,744 and $48,721 for the nine months ended September 30, 2008 and 2007, respectively.

Interest expense was $79,487 and $56,433 for the nine months ended September 30, 2008 and 2007, respectively. The increase was due to additional capital lease obligations incurred for the purchase of production equipment for increased production capacity.

INCOME APPLICABLE TO COMMON SHARES

Income applicable to common shares was $11,390, or $0.00 per basic common share and $186,706, or $0.05 per basic common share for the nine months ended September 30, 2008 and 2007, respectively. Basic net income per common share before dividends on preferred stock was $0.01 and $0.06 for the nine months ended September 30, 2008 and 2007, respectively. The income applicable to common shares includes net income from operations and the accretion of Series B preferred stock dividends. Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends accrued during the nine months ended September 30, 2008 and 2007, was $18,402 and $18,837, respectively.

Basic net income for the nine months ended September 30, 2008 was $0.00 per common share based on 3,520,490 weighted average shares outstanding compared to income of $0.05 per common share based on 3,457,005 weighted average shares outstanding for the nine months ended September 30, 2007.

Diluted net income per common share for the nine months ended September 30, 2008 was $0.00 based on 4,122,439 weighted average shares outstanding compared to income of $0.04 per share based on 4,224,899 weighted average shares outstanding for the nine months ended September 30, 2007.

The following schedule represents our outstanding common shares during the period of 2008 through 2018 assuming all outstanding stock options and stock warrants are exercised during the year of expiration. If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,153,307 to 4,713,378 by December 31, 2018. Exercise prices for options and warrants range from $1.00 to $4.00 at September 30, 2008. Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and Warrants due to expire	Potential Shares Outstanding

2008	0	3,560,071
2009	160,418	3,720,489
2010	443,389	4,163,878
2011	62,500	4,226,378
2012	170,000	4,396,378
2013	30,500	4,426,878
2014	90,000	4,516,878
2015	140,000	4,656,878
2016	37,000	4,693,878
2017	0	4,693,878
2018	19,500	4,713,378

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND WORKING CAPITAL

At September 30, 2008, working capital was $1,742,911 compared to $1,475,136 at September 30, 2007. We used cash from operations of approximately $153,000 for the nine months ended September 30, 2008. We provided cash from operations of approximately $1,165,000 for the nine months ended September 30, 2007. Significant non-cash items including depreciation, accretion and amortization, stock based compensation expense, inventory reserve on excess and obsolete inventory, and provision for doubtful accounts were approximately $338,000 and $270,000, respectively, for the nine months ended September 30, 2008 and 2007. Accounts receivable, inventory, prepaid expenses and other assets increased approximately $1,328,000 for the nine months ended September 30, 2008. Accounts receivable, inventory, prepaid expenses and other assets decreased approximately $108,000 for the nine months ended September 30, 2007. Accounts payable, accrued expenses and customer deposits increased approximately $810,000 for the nine months ended September 30, 2008 and approximately $589,000 for the same period in 2007. Cash of approximately $92,000 and $193,000 was used for investing activities for the nine months ended September 30, 2008 and 2007, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.

Cash of approximately $31,000 was used for financing activities during the nine months ended September 30, 2008. Cash payments to third parties for capital lease obligations approximated $468,000. Proceeds received from the exercise of common stock warrants were approximately $68,000. Proceeds received from the exercise of common stock options were $10,250. Cash payments for services provided for the registration of common stock were approximately $17,000. A cash payment related to Series B preferred stock dividend was approximately $25,000. Proceeds received from The Ohio Department of Development were $400,000. We incurred new capital lease obligations of approximately $263,000 for new production equipment during the first nine months of 2008. We obtained additional lease commitments of approximately $544,000 in the third quarter for production equipment that should be placed in service during the first quarter of 2009.

Cash of approximately $103,000 was used for financing activities during the nine months ended September 30, 2007. Cash payments to third parties for capital lease obligations approximated $107,000. Proceeds received from the exercise of common stock options were $9,625. Proceeds received from the exercise of common stock warrants were approximately $27,000. Cash payments for services provided for the registration of common stock were approximately $32,000. We incurred new capital lease obligations of approximately $1,067,000 for new production equipment during the first nine months ended September 30, 2007.

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

While we have had profitable operations in 2008, 2007 and 2006, profits have not been consistent. We have financed the losses prior to 2006 primarily from additional investments and loans by our major shareholders and private offerings of common stock and warrants to purchase common stock.

We cannot assure you that we will be able to raise additional capital in the future to fund our operations. While certain of our major shareholders have advanced funds in the form of secured debt, subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding us or guaranteeing bank debt in the future. We will continue to seek new financing or equity financing arrangements. However, we cannot be certain that it will be successful in efforts to raise additional funds.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-KSB for the year ended December 31, 2007 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2008 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 6.	Exhibits.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer.*

32.2	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.*

99.1	Press Release dated November 5, 2008, entitled “SCI Engineered Materials, Inc. Reports Record Third Quarter 2008 Revenues.”

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: November 5, 2008	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)