Form 10-K
period 2008-12-31
SCI Engineered Materials, Inc.
filed 2009-02-26
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2008

Commission File Number:  0-31641

SCI ENGINEERED MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1210318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2839 Charter Street
Columbus, Ohio 43228
(Address of principal executive offices)

Registrant’s telephone number, including area code: (614) 486-0261

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, without par value (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $9,173,377 on June 30, 2008.   For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.  This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 3,562,259 shares of the Registrant’s Common Stock outstanding on February 20, 2009.

Documents Incorporated By Reference
Portions of our Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III.

Table of Contents

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 26A of the Securities Act of 1933, as amended. The words “anticipate,” “believe,” “expect,” “estimate,” and “project” and similar words and expressions identify forward-looking statements, which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in “Risk Factors.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

Introduction

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We manufacture ceramic and metal sputtering targets for a variety of industrial applications including Photonics, Thin Film Solar, Thin Film Battery, Semiconductor, and, to a lesser extent High Temperature Superconductive (“HTS”) materials.  Our customers use our sputtering targets to produce very thin coatings for a variety of applications.  Photonics currently represents our largest market for our targets.  Thin Film Solar is an industry that is exhibiting rapid growth and we expect this part of our business to grow quickly.  Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies with small quantities of stored energy.  Semiconductor is a developing market for us.

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

 We opened a subdivision, Target Materials Inc. (TMI), in 1991 to supply the increasing worldwide demand for sputtering and laser ablation targets. We became a full service manufacturer of high performance thin film materials, providing a wide selection of metals, ceramics, and alloys for sputtering targets, evaporation sources, and other Physical Vapor Deposition (PVD) applications. We served the R&D market as well as the Industrial and Decorative Coating markets.  During this time, we began to manufacture targets for the Photovoltaic, Flat Panel Display, and Semiconductor industries.

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

Over the past two decades, we have developed considerable expertise in the development and ramp-up of manufacturing novel materials, such as Bismuth Strontium Calcium Copper Oxide (a superconductor), and battery and solar PVD targets.  Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions.  We actively seek to partner with organizations to provide solutions for difficult material challenges.

Throughout our history, we have conducted funded research primarily under grants from entities such as the Department of Energy, the National Science Foundation, NASA, and the Ohio Department of Development.  These activities are generally limited to funded research that is consistent with our focus on commercial applications in our principal markets.

Business

We are a supplier of materials to the Physical Vapor Deposition (“PVD”) industry.  Our customers need our materials to produce nano layers of metals and oxides for advanced material systems.  PVD coatings range from every day items to complex computer processors.  For example, every day applications include transparent anti-scratch coatings on eyeglasses, coatings on kitchen and bathroom faucets, as well as low emissivity glass for household windows.  More technically advanced applications include semiconductors, thin film solar, flat panel displays and an emerging technology - Thin Film Battery.

We are focused on four distinct markets within the PVD industry.  These markets are Photonics, Thin Film Solar, Semiconductor and Thin Film Battery.  The Company continues to pursue niche opportunities, specifically for the Solar market and Hard Disk Drive (“HDD”) in the semiconductor market.  We receive requests from potential customers in other markets within the PVD industry; however, at this time we have chosen not to pursue them.  This disciplined approach enables us to focus on those opportunities that are the best fit for our capabilities and also offer the greatest long-term return.  Considerations include our core strengths, resource requirements, and time-to-market issues.

The production and sale of HTS materials was the initial focus of our operations and these materials continue to be part of our development efforts.  We continue to work with private companies and government agencies to develop new and improved products for future applications; however, our principal business focus is on products positioned for near term commercialization.

Photonics currently represents the largest market for our materials.  Our customers are continually identifying new materials that improve the utility of optical coating.  This includes improvements in their ability to focus, filter or reflect light, all of which increase the potential demand for the types and amounts of materials we sell in this market.  Photonic applications continue to expand as new methods are found to manipulate light waves to enhance the various properties of light.  Currently, these include optic devices and reflective coatings among others.

We have developed new products for the growing Thin Film Solar (“TFS”) market.  We are well positioned in the TFS area having supplied materials to that market for about 10 years during the early stages of TFS development.  In 2007, we added over $300,000 of new manufacturing equipment, as well as Engineering and Sales staff to develop new materials to support the anticipated growth of Solar.  In 2008, we continued adding equipment to make prototype orders and expect commercialization to begin in 2009.  We were awarded a grant of approximately $700,000 from the Ohio Department of Development to assist in the commercialization of TFS.  Our new materials are Transparent Conductive Oxides (“TCO”).  Every square foot of a TFS panel is coated with up to 3 layers of TCO, 1 micron thick.  We continue to increase our visibility in the global arena by attending various trade shows targeted at the Solar market.  During the fourth quarter of 2008 we added an exclusive manufacturer’s representative for Europe.

Thin Film Battery is a developing market where manufacturers of batteries use our targets, especially lithium orthophosphate (Li3PO4) and lithium cobalt oxide (LiCoO) as key elements to produce power supplies with small quantities of stored energy.  A typical Thin Film Battery would be produced via PVD with five or more thin layers.  These batteries are often one centimeter square but only 15 microns thick.  We are the leading provider of Li3PO4 and LiCoO to the emerging Thin Film Battery market. Following several years of industry developments, some Thin Film Battery customers announced the batteries were commercially available. Our customers anticipate the unique properties of these batteries to be used in applications in medical devices, integrated circuits, RFID, smart cards, hand held electronics and many other applications.

We are still in the early stages of developing a market presence in the Semiconductor industry.  We continue to develop innovative products for this industry.  Thus far we have experienced some success and this market continues to hold significant potential for us.  In 2008 we applied for a patent for products targeted at this market.

We had total annual revenues of $9.6 million, $10.8 million and $8.0 million in the years ended December 31, 2008, 2007, and 2006, respectively.  Gross profit was $2.2 million, $2.1 million and $1.8 million in the years ended December 31, 2008, 2007, and 2006, respectively.  Some of the changes in revenues were related to a high priced commodity that experienced a cyclical peak in 2007.  This material is expected to return to its long term average during 2009, which may reduce revenues but have less of an effect on gross profit.

Principal suppliers in 2008 were Cabot Supermetals, Lattice Materials and Johnson Matthey.  In every case, we believe that suitable alternate vendors can be used to ensure availability of required materials.  As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Our largest customer represented approximately 47% of total revenues in 2008 and more than 50% in 2007.  We had contract research revenue of $157,032 and $57,779 representing 1.6% and 0.5% of total revenue for the years ended December 31, 2008 and 2007, respectively.

Marketing and Sales

In 2008 we significantly expanded our marketing reach into Europe and Asia.  Both of these areas have high demand for Solar and Semiconductor sputtering targets.  We use various distribution channels to reach end user markets, including direct sales by our sales persons, independent manufacturers’ representatives in the United States, and independent distributors for international markets.  The Internet provides tremendous reach for new customers to be able to identify us as a source of their product needs.  We have an operating website www.sciengineeredmaterials.com, which we upgraded in 2006 to include expanded online product inquiry capabilities and additional product information.  As mentioned earlier, in 2007 we added a sales engineer to further drive our sales efforts in the Solar area of the Photonics market.  In 2006, we added a marketing manager to increase our sales efforts in the Semiconductor market.

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

Research and Development

We are developing sputtering targets for semiconductor applications which could be used to produce high K dielectric films via PVD processing.  We are developing Transparent Conductive Oxide (TCO) and transparent dielectric materials for Thin Film Solar and wide area coating applications.  We focus our research and development efforts in areas that build on our expertise in multi-component ceramic oxides.

Contract research revenues were $157,032 during 2008, compared to $57,779 during 2007.

We received notification during the fourth quarter of 2008 from the Ohio Department of Development’s Third Frontier Advanced Energy Program of an award in the amount of more than $700,000.  This award provides support to commercialize technologies for the manufacture of rotatable ceramic sputtering targets for the production of transparent conductive oxide-coated glass used in manufacturing thin film photovoltaic solar cell panels.   The work on the contract began in January of 2009.

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000.  The initial $125,000 was formally approved during 2008.  The remaining balance was approved in February 2009.  This award provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.”  The work on the contract began during the third quarter of 2008 and is expected to continue through August 2010.

We received notification during the second quarter of 2008 from the Department of Energy of a Notice of Financial Assistance Award in the amount of $99,961.  This award provides support for Phase I of an SBIR award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.”  The work on the contract began during the third quarter of 2008 and is expected to be completed during the first half of 2009.

During the second quarter of 2007 we received notification  from the Department of Energy of a Notice of Financial Assistance Award in the amount of $97,900.  This award provided support for Phase I of a Small Business Innovative Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.”  The work on the contract began during the third quarter of 2007 and was completed during the first quarter of 2008.

We intend to continue to seek funded research opportunities within our core competencies that maintain and expand technical understanding within our company.

We have certain proprietary knowledge and trade secrets related to the manufacture of ceramic oxide PVD materials and patents covering some HTS products.

New Product Initiatives

We continue to develop TCO target materials for the fast growing Thin Film Solar market in partnership with both original equipment manufacturers and Thin Film Solar Cell panel fabricators.  Due to our flexibility in manufacturing both planar and rotatable target material designs, we are able to provide TCO compositions tailored to customer requests.  In addition, we have obtained a grant from the Ohio Department of Development’s Third Frontier Advanced Energy Program (TFAEP) to aid us in the expansion of our rotatable target production facilities.  The TFAEP grant will enable us to expedite the expansion of our rotatable target manufacturing capacity to meet anticipated customer demand.

We continue to pursue research and development opportunities with respect to new and innovative materials and processes to be used in connection with the production of Thin Film Batteries.  Presently, there are approximately five manufacturers of Thin Film Batteries in the United States, each in various stages of development from prototype to commercial activity.  In addition there are several firms and research institutes conducting tests on Thin Film Batteries.  We believe this market may potentially become very large with significant growth expected during the next two years.  There are numerous applications for Thin Film Batteries, including, but not limited to, active RFID tags, battery on chip, portable electronics, medical implant devices, and remote sensors.  Given the many potential uses for Thin Film Batteries, we anticipate that the market for materials it produces will grow in direct correlation to the Thin Film Battery market itself.

We currently face competition from other producers of materials used in connection with the manufacture of Thin Film Batteries. We believe that we have certain competitive advantages in terms of quality (but acknowledge that we are currently at a disadvantage in terms of capital resources).  We intend to actively market our materials to Thin Film Battery producers in the upcoming year in order maintain our strong presence in this market.  Currently, we are the leading supplier of targets to this market.

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

Intellectual Property

We have received a patent for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method from the United States Patent and Trademark Office.  We also have received a patent for a process to join two individual strongly linked super-conductors utilizing a melt processing technique.

                At present, we have applied for a patent for the manufacture of a precious metal composite target that will significantly reduce the amount of precious metal required to produce such targets that are used in the semiconductor and optics industries.  We have several customers interested in this invention and are pursuing both domestic (US) and foreign coverage.

In the future, we may submit additional patent applications covering various applications, which have been developed by us.  Because the publication of U.S. patent applications can be delayed for up to one year, they tend to lag behind actual discoveries and we may not be the first creator of inventions covered by pending patent applications or the first to file patent applications for such inventions.  Additionally, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed.

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

Employees

We had 25 full-time employees as of December 31, 2008.  Of these employees one held a PhD in Material Science.  We have never experienced work stoppage and consider our relations with employees to be good.  The employees do not have a bargaining unit.

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

Collections and Write-offs

We collected receivables in an average of 23 days in 2008.  We have occasionally been forced to write-off negligible amount of accounts receivable as uncollectible.  We consider credit management critical to our success.

Seasonal Trends

We have not experienced and do not expect to experience seasonal trends in future business operations.

ITEM  1A.                                 RISK FACTORS

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

We have experienced significant operating losses in the past and may have losses in the future.

We reported net income applicable to common shares of $100,177 for 2008 and $307,682 for 2007.  Our accumulated deficit since inception in 1987 was $7,401,876 at December 31, 2008.

While we have been profitable in recent years, we have financed our historical losses primarily from additional investments and loans by our major shareholders and private offerings of common stock and warrants to purchase common stock.  We cannot assure you, however, that we will continue to operate at a profit or that we will be able to raise additional capital in the future to fund our operations.

We have limited marketing and sales capabilities.

In late 2008, we formed an exclusive relationship with a manufacturer’s representative in Europe.  As previously mentioned, we hired a full time sales engineer in 2007 and a full time marketing manager in 2006 to expand our marketing activities, especially in the solar area of the photonics market and in the semiconductor market.  We must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services to successfully market our products.  A failure to develop these capabilities or obtain third-party agreements could adversely affect us.

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

We reported net income applicable to common shares of $100,177 for 2008, $307,682 for 2007 and $277,083 for 2006.  We incurred substantial operating losses prior to 2006.    We could be required to seek additional capital in the future for growth and working capital purposes.  There is no assurance that new capital will be available or that it will be available on terms that will not result in substantial dilution or reduction in value of our common stock.

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

We have received, from the United States Patent and Trademark Office, a patent for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method, and have also received a patent for a process to join two individual strongly linked super-conductors utilizing a melt processing technique.  We have applied for a patent for the manufacture of a precious metal composite target that will significantly reduce the amount of precious metal required to produce such targets that are used in the semiconductor and optics industries.  We have several customers interested in this invention and are pursuing both domestic (US) and foreign coverage.  In the future, we may submit additional patent applications covering various applications.  The patent application we filed and patent applications that we may file in the future may not result in patents being issued, and any patents issued may not afford meaningful protection against competitors with similar technology, and may be challenged by third parties.

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

To date, there has been no widespread commercial use of High Temperature Superconductive (HTS) products.  Additionally, the market for the Thin Film Battery materials is still in its early stages.  Some of our materials are in early stages of development for Thin Film Solar applications.  The Thin Film Solar market is expected to grow significantly during the next few years.

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

Our common stock has been  subject to the Securities and Exchange Commission’s “penny stock” regulations, which may limit the liquidity of common stock held by our shareholders.

At the present time, our common stock trades on the OTC Bulletin Board.  Based on its trading price, our common stock, at times,  has been considered a “penny stock” for purposes of federal securities laws,  and therefore has been subject to regulations, which affected the ability of broker-dealers to sell our securities.  Broker-dealers who recommend a “penny stock” to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser’s written agreement to a transaction prior to sale.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                      PROPERTIES.

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

ITEM 3.                      LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our common stock currently trades on the OTC Bulletin Board under the symbol “SCIA.”  The following table sets forth for the periods indicated the high and low bid quotations for our common stock.

	High	Low

Fiscal 2008

Quarter Ended March 31, 2008	$5.90	$2.50

Quarter Ended June 30, 2008	5.75	3.00

Quarter Ended September 30, 2008	6.00	4.10

Quarter Ended December 31, 2008	6.00	2.10

Fiscal 2007

Quarter Ended March 31, 2007	7.50	5.00

Quarter Ended June 30, 2007	8.80	6.58

Quarter Ended September 30, 2007	7.00	6.10

Quarter Ended December 31, 2007	7.00	5.00

The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.

As discussed above, at the present time, our common stock trades on the OTC Bulletin Board.  Based on its trading price, our common stock, at times,  has been considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to certain regulations, which are summarized below.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a “penny stock.”  Specifically, Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”) impose sales practice and disclosure requirements on NASD broker-dealers who make a market in a “penny stock.”  Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share and is not listed on The NASDAQ SmallCap Stock Market or a major stock exchange. These regulations affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers of the Company’s common stock to sell their shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny  stocks.

As long as the penny stock regulations apply to the Company’s stock, it may be difficult to trade such stock because compliance with the regulations can delay and/or preclude certain trading transactions.  Broker-dealers may be discouraged from effecting transactions in the Company’s stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of the Company’s common stock, and impede the sale of the Company’s stock.

Holders of Record

As of December 31, 2008, there were approximately 440 holders of record of our common stock and 3,560,259 shares outstanding.  There were approximately 50 holders of Series B Preferred shares and as of December 31, 2008 there were 24,430 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future.  We intend to retain future earnings for use in the business.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2008, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	596,250	$2.30	542,000
Equity compensation plans not approved by security holders (2)	17,500	$2.88	—

Total	613,750	$2.31	542,000
________________
(1)	Equity compensation plans approved by shareholders include our 2006 Stock Option Plan.
(2)	Includes 17,500 stock purchase warrants that can be used to purchase 17,500 shares of our common stock, which were issued by us in exchange for consideration in the form of goods and services.

ITEM 6.                      SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATION.

Overview

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We manufacture ceramic and metal sputtering targets for a variety of industrial applications including: Photonics, Thin Film Solar, Semiconductor, Thin Film Battery and, to a lesser extent HTS materials.  Photonics currently represents the largest market for our targets.  Thin Film Solar is an industry that is exhibiting rapid growth and we expect this market to grow quickly.  Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies with small quantities of stored energy.    Semiconductor is a developing market for us.  We added to our sales staff in late 2007 for the purpose of focusing on opportunities for our products in the Solar industry.  We also added staff to our Technology group during the second half of 2007 for the development of innovative products.  During the fourth quarter of 2008 we added an exclusive manufacturer’s representative for Europe.

Executive Summary

For the year ended December 31, 2008, we had revenues of $9,619,895.   This was a decrease of $1,212,787, or 11.2%, compared to 2007.  The decrease in revenues was attributed to a reduction in the cost of a high value raw material.  We anticipate that the cost of this raw material will continue to be lower in 2009.  The order backlog at December 31, 2008 was $2.9 million, which compared to $1.0 million at December 31, 2007.

Despite the decrease in revenues we experienced positive benefits from product mix and improved production efficiency.  Gross profit increased 7.5% to $2,211,477 for 2008 from $2,057,823 for 2007.  Gross margin also increased to 23.0% of total revenues for 2008 from 19.0% in 2007.

For the year ended December 31, 2008, we recorded net income applicable to common shares of $100,177 compared to $307,682 for 2007.  This decrease can be largely attributed to additional operating expenses of approximately $297,000 along with an increase in depreciation expense of approximately $82,000.   We continued to invest in R&D, marketing and sales, and additional production equipment to take advantage of current and future market opportunities.  During the past 24 months we have been actively marketing to additional customers in select markets.  This has resulted in trial and qualification orders that were shipped to customers in the semiconductor and solar industries during 2008 that totaled approximately 10% of our revenues.  We have received additional trial orders that should ship during the first quarter of 2009.

Orders received in 2008 were $11,675,439, compared to $10,362,995, in 2007, an increase of 13%.

Results of Operations

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes.  Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2008 describes the significant accounting policies and methods used in the preparation of the Financial Statements.  Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives and assessing changes in which impairment of certain long-lived assets may occur.  Actual results could differ from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.  The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable.  If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.  Inventory purchases and commitments are based upon future demand forecasts.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.   Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit to us.  Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Year 2008 As Compared to Year 2007

Revenues

Revenues were $9,619,895 in 2008, a decrease of $1,212,787, or 11.2%, from 2007.  The revenue decline can be attributed to the ongoing purchase of raw materials whose prices have historically experienced periods of significant fluctuation.  Cost changes for this high value raw material are fully reflected in the final selling price which insulates us from market risk associated with the raw material.  We anticipate the cost of this high value raw material will continue to be lower during 2009.  Revenues exclusive of this high value raw material increased approximately $750,000, or 21.5% over 2007.

Gross Profit

Reflecting positive benefits from product mix and improved production efficiency, gross profit increased 7.5% in 2008.  Gross profit in 2008 was $2,211,477 or 23.0% of total revenue as compared to $2,057,823 or 19.0% in 2007

Marketing and Sales Expense

Marketing and sales expense increased 28.3% to $587,202 in 2008 from $457,689 in 2007.  This increase was due to the addition of sales and marketing staff and increased travel.  We added a sales engineer late in 2007 to focus efforts on applications in the rapidly expanding Thin Film Solar market.  We continue to increase our visibility in the global arena by attending various trade shows targeted at the Photonics, Semiconductor and Solar markets.  During the fourth quarter of 2008 we added an exclusive manufacturer’s representative for Europe.

General and Administrative Expense

General and administrative expense in 2008 was $966,979 compared to $884,771 in 2007, an increase of 9.3%.  This increase was due to an increase in staff and professional fees.

Research and Development Expense

Research and development expense for 2008 was $454,424 compared to $368,971 in 2007, an increase of 23.2%.  The increase was due to additional staff and expense associated within the continued development efforts in the Photonic, Solar, Thin Film Battery and Semiconductor markets, as well as research related to the SBIRs.

Interest Income and Expense

Interest income was $24,271 and $64,600 for 2008 and 2007, respectively.  While our cash position increased slightly in 2008, the decrease in interest rates reduced the amount of interest earned.

Interest expense was $102,763 or 1.1% of revenues in 2008, compared to $79,788, or 0.7% of revenues in 2007. The increase was due to additional capital lease obligations incurred for the purchase of production equipment for increased production capacity.

Income Applicable To Common Shares

Income applicable to common shares was $100,177 and $307,682 for 2008 and 2007, respectively.  Net income per common share based on the income applicable to common shares for 2008 and 2007 was $0.03 and $0.09, respectively.  The income applicable to common shares includes the net income from operations and the accretion of Series B preferred stock dividends.  The net income per common share before dividends on preferred stock was $0.04 and $0.10 for 2008 and 2007, respectively.

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.   Dividends accrued on the Series B preferred stock was $24,373 during 2008 and $24,979 in 2007.

Basic earnings for 2008 were $0.03 per common share based on 3,530,486 average shares outstanding compared to $0.09 per common share based on 3,461,374 weighted average shares outstanding for 2007.

Diluted earnings per common share for 2008 were $0.02 based on 4,035,065 average shares outstanding compared to $0.07 per share based on 4,217,936 weighted average shares outstanding for 2007.

The following schedule represents our outstanding common shares during the period of 2009 through 2019 assuming all outstanding stock options and stock warrants are exercised during the year of expiration.  If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,693,307 to 5,255,566 by December 31, 2019.  Exercise prices for options and warrants range from $1.00 to $6.00 at January 31, 2009.  Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and	Potential
	Warrants due	Shares
	to expire	Outstanding
2009	160,418	3,722,677
2010	443,389	4,166,066
2011	62,500	4,228,566
2012	170,000	4,398,566
2013	30,500	4,429,066
2014	180,000	4,609,066
2015	140,000	4,749,066
2016	37,000	4,786,066
2017	-	4,786,066
2018	19,500	4,805,566
2019	450,000	5,255,566

Liquidity and Working Capital

At December 31, 2008, working capital was $1,786,360 compared to $1,520,218 at December 31, 2007, an increase of $266,142.  Net cash provided by operating activities was approximately $457,000 for the twelve months ended December 31, 2008.  Net cash provided by operating activities was approximately $995,000 for the twelve months ended December 31, 2007.   Significant non-cash items including depreciation, accretion and amortization, stock based compensation expense, inventory reserve on excess and obsolete inventory, and allowance for doubtful accounts were approximately $418,000 and $355,000, for the twelve months ended December 31, 2008 and 2007, respectively.  Accounts receivable, inventory, prepaid expenses and other assets increased approximately $806,000 for the twelve months ended December 31, 2008.  This increase was due to higher accounts receivable and inventory.  Inventory reserves are established for obsolete inventory, excess inventory quantities based on our estimate of net realizable value and for lower-of-cost or market.  We believe the inventory reserve, after its assessment of obsolete inventory, at December 31, 2008, of $49,043 will be adequate for excess inventory and a lower of cost-or-market analysis.   Accounts receivable, inventory, prepaid expenses and other assets decreased approximately $930,000 for the twelve months ended December 31, 2007.   Accounts payable, accrued expenses and customer deposits increased approximately $722,000 during 2008.  The increase was due primarily to customer deposits received.  Accounts payable, accrued expenses and customer deposits decreased approximately $619,000 during 2007.

Cash of approximately $140,000 and $288,000 was used for investing activities for the twelve months ended December 31, 2008 and 2007, respectively.  The amounts invested were used to purchase machinery and equipment for increased production capacity, new product lines and leasehold improvements for the facility.  Proceeds on sale of equipment totaled $2,000 and $19,220 during 2008 and 2007, respectively.

Cash of approximately $100,000 was used for financing activities during the twelve months ended December 31, 2008.  Cash payments to third parties for capital lease obligations approximated $537,000.  Proceeds received from the exercise of common stock warrants were approximately $68,000.  Proceeds received from the exercise of common stock options were $10,250.  Cash payments for services provided for the registration of common stock were approximately $17,000.  A cash payment related to Series B preferred stock dividend was approximately $25,000.  Proceeds received from The Ohio Department of Development were $400,000.  We incurred new capital lease obligations of approximately $339,000 for new production equipment during 2008.  We obtained additional lease commitments of approximately $468,000 for production equipment that should be placed in service during the first quarter of 2009.

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

Future Operating Results

We plan to place some of our larger purchase commitments for raw materials on an annualized basis because they can be purchased in larger quantities at reduced prices.  In general, we attempt to limit inventory price increases by making an annual commitment, and drawing the material either as required, or on a monthly or quarterly basis.  Such annual commitments may reach $500,000 in 2009 and greater in 2010 depending on sales volume increases.  The terms of payment for such commitments are worked out with the vendor on a case-by-case basis, but in all cases are cancelable at our discretion without penalty.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Our balance sheets as of December 31, 2008 and 2007 the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, together with the independent certified public accountants’ report thereon appear beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that the our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as  amended ("Exchange Act") were effective as of December 31, 2008 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Additionally, there were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls.  As a result, no corrective actions were required or undertaken.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2009 Annual Meeting of Shareholders scheduled to be held on June 10, 2009, and is incorporated herein by reference.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2009 Annual Meeting of Shareholders scheduled to be held on June 10, 2009, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2009 Annual Meeting of Shareholders scheduled to be held on June 10, 2009, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in our proxy statement relating to our 2009 Annual Meeting of Shareholders scheduled to be held on June 10, 2009, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Registered independent public accounting firm for the year ended December 31, 2008” in our proxy statement relating to our 2009 Annual Meeting of Shareholders scheduled to be held on June 10, 2009, and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit	Exhibit
Number	Description

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

4(e)
Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

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

10(s)	Description of purchase order received from an existing customer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 24, 2007).

10(t)	Ohio Department of Development Third Frontier Advanced Energy Program Award (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 16, 2008).

10(u)
Business Loan Agreement between the Company  and The Huntington National Bank, dated as of January 13, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 23, 2009).

99.1	Press Release dated February 26, 2009, entitled “SCI Engineered Materials, Inc., Reports Fourth Quarter and Full-Year 2008 Results.”

23	*	Consent of Independent Registered Accounting Firm

24	*	Powers of Attorney.

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.
_____________
*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: February 26, 2009	By:	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February 2009.

Signature	Title

/s/ Daniel Rooney	Chairman of the Board of Directors, President, and
Chief Executive Officer
(principal executive officer)

/s/ Gerald S. Blaskie	Vice President and Chief Financial Officer
Gerald S. Blaskie	(principal financial officer and principal accounting officer)

Robert J. Baker*	Director
Robert J. Baker

Edward W. Ungar*	Director
Edward W. Ungar

Robert H. Peitz*	Director
Robert H. Peitz

Walter J. Doyle*	Director
Walter J. Doyle

*By:	/s/ Daniel Rooney
Daniel Rooney, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SCI Engineered Materials, Inc.
Columbus, Ohio

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. as of December 31, 2008 and 2007, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCI Engineered Materials, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEY + NOVOTNY LLC
Canton, Ohio
February 26, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007

Current Assets
Cash	$1,399,050	$1,182,086
Accounts receivable
Trade, less allowance for doubtful accounts of $24,700	464,016	219,222
Contract	109,717	65,954
Other	3,423	550
Inventories	1,264,433	756,999
Prepaid expenses	42,562	21,148
Total current assets	3,283,201	2,245,959

Property and Equipment, at cost
Machinery and equipment	4,192,516	3,386,778
Furniture and fixtures	107,998	74,222
Leasehold improvements	313,951	301,551
Construction in progress	144,682	599,753
	4,759,147	4,362,304
Less accumulated depreciation	(2,469,030)	(2,185,277)
	2,290,117	2,177,027
Other Assets
Deposits	29,002	18,639
Intangibles	34,254	29,202
Total other assets	63,256	47,841

TOTAL ASSETS	$5,636,574	$4,470,827

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

LIABILITIES AND SHAREHOLDERS' EQUITY

	2008	2007

Current Liabilities
Capital lease obligation, current portion	$285,408	$259,714
Note payable, current portion	20,386	-
Accounts payable	249,309	160,468
Accrued contract expenses	52,525	47,702
Customer deposits	700,118	19,483
Accrued compensation	94,167	138,190
Accrued expenses and other	94,928	100,184
Total current liabilities	1,496,841	725,741

Capital lease obligation, net of current portion	622,769	846,433
Note payable, net of current portion	379,614	-
Total liabilities	2,499,224	1,572,174

Commitments and contingencies	-	-

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting no par value, $10 stated value, optional redemption at 103%; 24,430 and 24,566 issued and outstanding respectively	373,647	375,861
Common stock, no par value, authorized 15,000,000 shares; 3,560,259 and 3,474,338 shares issued and outstanding respectively	9,180,183	9,061,378
Additional paid-in capital	985,396	987,840
Accumulated deficit	(7,401,876)	(7,526,426)
	3,137,350	2,898,653

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,636,574	$4,470,827

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

TOTAL REVENUE	$9,619,895	$10,832,682

TOTAL COST OF REVENUE	7,408,418	8,774,859

GROSS PROFIT	2,211,477	2,057,823

GENERAL AND ADMINISTRATIVE EXPENSE	966,979	884,771

RESEARCH AND DEVELOPMENT EXPENSE	454,424	368,971

MARKETING AND SALES EXPENSE	587,202	457,689

INCOME FROM OPERATIONS	202,872	346,392

OTHER INCOME (EXPENSE)
Interest income	24,271	64,600
Interest expense	(102,763)	(79,788)
Gain on sale of equipment	2,000	3,287
Miscellaneous, net	(1,830)	(1,830)
	(78,322)	(13,731)

INCOME BEFORE PROVISION FOR INCOME TAX	124,550	332,661

INCOME TAX EXPENSE	-	-

NET INCOME	124,550	332,661

DIVIDENDS ON PREFERRED STOCK	(24,373)	(24,979)

INCOME APPLICABLE TO COMMON SHARES	$100,177	$307,682

EARNINGS PER SHARE - BASIC AND DILUTED
(Note 2)

NET INCOME PER COMMON SHARE BEFORE DIVIDENDS ON PREFERRED STOCK
Basic	$0.04	$0.10
Diluted	$0.03	$0.08

NET INCOME PER COMMON SHARE AFTER DIVIDENDS ON PREFERRED STOCK
Basic	$0.03	$0.09
Diluted	$0.02	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,530,486	3,461,374
Diluted	4,035,065	4,217,936

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2008 AND 2007

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/06	$360,146	$9,007,817	$995,586	$(7,859,087)	$2,504,462

Accretion of cumulative dividends	24,979	-	(24,979)	-	-

Common stock conversion from preferred stock (Note 5)	(9,264)	9,264	-	-	-

Stock based compensation expense (Note 2H)	-	-	17,233	-	17,233

Proceeds from exercise of stock warrants (Note 5)	-	26,909	-	-	26,909

Proceeds from exercise of stock options (Note 5)	-	9,625	-	-	9,625

Private placement and SB-2 registration	-	(32,255)	-	-	(32,255)

Common stock issued	-	40,018	-	-	40,018

Net income	-	-	-	332,661	332,661

Balance 12/31/07	$375,861	$9,061,378	$987,840	$(7,526,426)	$2,898,653

Accretion of cumulative dividends	24,373	-	(24,373)	-	-

Common stock conversion from preferred stock (Note 5)	(2,021)	2,021	-	-	-

Stock based compensation expense (Note 2H)	-	-	21,929	-	21,929

Proceeds from exercise of stock warrants (Note 5)	-	68,021	-	-	68,021

Proceeds from exercise of stock options (Note 5)	-	10,250	-	-	10,250

Private placement and SB-2 registration	-	(16,906)	-	-	(16,906)

Common stock issued	-	55,419	-	-	55,419

Payment of cumulative dividends	(24,566)	-	-	-	(24,566)

Net income	-	-	-	124,550	124,550

Balance 12/31/08	$373,647	$9,180,183	$985,396	$(7,401,876)	$3,137,350

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$124,550	$332,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	371,125	289,096
Amortization	3,088	3,089
Stock based compensation	77,348	57,251
Gain on sale of equipment	(2,000)	(3,287)
Increase (decrease) in inventory reserve	(33,116)	6,296
Changes in allowance for doubtful accounts	-	(300)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(291,430)	207,280
Inventories	(474,318)	426,437
Prepaid expenses	(21,414)	26,318
Other assets	(18,503)	269,780
Increase (decrease) in liabilities:
Accounts payable	88,841	(136,693)
Accrued expenses and customer deposits	632,867	(482,586)
Total adjustments	332,488	662,681
Net cash provided by operating activities	457,038	995,342

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	2,000	19,220
Purchases of property and equipment	(142,332)	(307,589)
Net cash used in investing activities	(140,332)	(288,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	10,250	9,625
Proceeds from exercise of common stock warrants	68,021	26,909
Proceeds from note payable	400,000	-
Payment for accumulated dividends on preferred stock	(24,566)	-
Payments related to registration of common stock	(16,906)	(32,255)
Principal payments on capital lease obligations	(536,541)	(177,660)
Net cash used in financing activities	(99,742)	(173,381)

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
NET INCREASE IN CASH	$216,964	$533,592

CASH - Beginning of period	1,182,086	648,494

CASH - End of period	$1,399,050	$1,182,086

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest, net	$102,763	$79,788
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

Property and equipment purchased by capital lease	$338,571	$1,067,315

Property and equipment accrued asset retirement obligation increase	$3,312	$3,312

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES

Stock based compensation expense	$77,348	$57,251

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  The Company manufactures ceramic and metal sputtering targets for a variety of industrial applications including: Photonics, Thin Film Solar, Thin Film Battery, Semiconductor, and, to a lesser extent High Temperature Superconductive (HTS) materials.  Photonics currently represents the Company’s largest market for its targets.  Thin Film Solar is an industry that is exhibiting rapid growth.  Thin Film Battery is a developing market where manufacturers of batteries use the Company’s targets to produce very small power supplies with small quantities of stored energy.  Semiconductor is a developing market.

Note 2.	Summary of Significant Accounting Policies

A.
Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods.  Cost includes material, labor, freight and applied overhead.  Inventory reserves are established for obsolete inventory and excess inventory quantities based on management’s estimate of net realizable value.  The inventory reserve decreased $33,116 during 2008 and increased $6,296 during 2007.

The Company enters into cancelable purchase commitment arrangements with some suppliers.  Estimated purchase commitments to these suppliers approximate $237,000 and $122,000 at December 31, 2008 and 2007, respectively.  The Company can cancel these commitments at the Company’s discretion without penalty.

B.
Property and Equipment - Property and equipment are carried at cost.  Depreciation is provided on the straight-line method based on the estimated useful lives of the assets for financial reporting purposes and allowable accelerated methods for tax purposes.  Useful lives range from ten years on certain furniture and fixtures and leasehold improvements to three years on computer equipment.  Depreciation expense totaled $367,812 and $285,784 for the years ended December 31, 2008 and 2007, respectively.  Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.  Construction in process at December 31, 2008, consists primarily of two pieces of equipment that will be placed in service in the first quarter of 2009 at a total cost of approximately $150,000. Construction in process at December 31, 2007, consists primarily of a piece of equipment that was placed in service in January 2008 at a total cost of approximately $550,000.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.  There have been no such impairment adjustments.

C.
Research and Development - Research and development costs are expensed as incurred.  Research and development expenses for the years ended December 31, 2008 and 2007 were $454,424 and $368,971, respectively.  The increase was due to an increase in staff and continued development of efforts associated with applications in Photonic, Thin Film Solar, Thin Film Battery and Semiconductor markets as well as research related to Small Business Innovation Research projects.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)

D.
Equipment - In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant’s purpose.  In a separate contract with the Department of Energy the Company received $27,500 for the purchase of equipment related to the contract’s purpose.  The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company’s financial statements.  As assets were purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet.  As of December 31, 2008, the Company had disbursed the entire amount received.  The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment.  Management states that the Company will be in compliance with the requirements and, therefore, will retain the equipment at the end of the grant/contract in 2009.

E.
Licenses - The Company has secured licenses to produce various superconductive materials for periods up to the expiration of the applicable patents.  The license fees, included in “Other Assets” on the balance sheet, are being amortized over the expected life of the agreement or applicable patent, which is seventeen years.  Cost and accumulated amortization of licenses at December 31, 2008 were $21,000 and $16,489, respectively.  Cost and accumulated amortization of licenses at December 31, 2007 were $21,000 and $15,230, respectively.  Amortization expense was $1,259 for the years ended December 31, 2008 and 2007.  Amortization expense is estimated to be $1,259 for each of the next three years and $734 in 2012.

F.
Patent - The Company has secured patents for manufacturing processes used in its operations.  Costs incurred to secure the patents have been capitalized, included in “Other Assets” on the balance sheet, and are being amortized over the life of the patents.  Cost and accumulated amortization of the patents at December 31, 2008 were $46,009 and $16,266 respectively.  Cost and accumulated amortization of the patents at December 31, 2007 were $37,689 and $14,437 respectively.  Amortization expense was $1,830 for the years ended December 31, 2008 and 2007.  Amortization expense is estimated to be at least $2,300 for each of the next five years due to the amortization of an additional patent which had cost at December 31, 2008 and was applied for in January 2009.

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

For the twelve months ended December 31, 2008 and 2007, there was $77,348 and $57,251 respectively, of stock based compensation cost included in the determination of net income as reported.  Expense includes $55,419 in common stock issued to directors and two officers during 2008.  The 2007 expense includes $40,018 in common stock issued to directors.

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

The Company had four major customers in 2008 and 2007, which accounted for revenue of approximately $7,000,000 and $9,100,000, respectively. These customers totaled approximately $210,000 and $120,000 of the trade accounts receivable at December 31, 2008 and 2007  respectively. The largest customer represented approximately 47% of total revenues in 2008 and over 50% of total revenues in 2007.

L	.
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

O.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days.  Accounts greater than 90 days past due, which amounted to $0 as of December 31, 2008 and 2007, are considered delinquent.  The Company does not charge interest on delinquent trade accounts receivable.  Accounts greater than one year past due are placed on non-accrual status.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was $24,700 as of December 31, 2008 and 2007.  The estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections.  Bad debt expense was $0 for the years ended December 31, 2008 and 2007. Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible.  Charge-offs of specific accounts for the years ended December 31, 2008 and 2007 totaled $0 each year.

P.
Intangible Assets - The Company accounts for Intangible Assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires certain intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required.  There were no impairment adjustments for the years ended December 31, 2008 and 2007.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)

Q.	Recently Issued Accounting Standards -

Fair Value Measurements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity’s own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company adopted SFAS 157 on January 1, 2008 and it did not have a material impact on the financial statements.  The Company has deferred the application of SFAS No. 157 related to non-financial assets and liabilities.

Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for the Company beginning on January 1, 2008. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Adoption on January 1, 2008 did not have a material effect on the Company since the Company did not elect to measure any financial assets or liabilities at fair value.

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not have a material effect on the Company’s financial statements. The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2007 and 2008.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)

The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months. The Company does, however, have prior year net operating losses which remain open for examination.

Note 3.	Inventories

Inventories consist of the following at December 31:

	2008	2007
Raw materials	$299,750	$392,937
Work-in-process	754,097	205,528
Finished goods	259,629	240,693
	1,313,476	839,158
Less reserve for obsolete inventory	49,043	82,159

	$1,264,433	$756,999

Note 4.	Lease Obligations

Operating

The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring through 2014.  Rent expense which includes various monthly rentals for the years ended December 31, 2008 and 2007, totaled $141,798 and $145,514, respectively.  Future minimum lease payments at December 31, 2008 are as follows:

2009	$113,578
2010	109,146
2011	109,146
2012	108,484
2013	108,484
2014 and beyond	67,949
$616,787

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4.	Lease Obligations (continued)

Capital

The Company also leases certain equipment under capital leases. The future minimum lease payment, by year, with the present value of such payments, as of December 31, 2008 is as follows:

2009	$345,826
2010	293,754
2011	269,670
2012	101,636
2013	14,720
Total minimum lease payments	1,025,606
Less amount representing interest	117,429
Present value of minimum lease payments	908,177
Less current portion	285,408
Long-term capital lease obligations	$622,769

The equipment under capital lease at December 31 is included in the accompanying balance sheet under the following captions:

	2008	2007
Machinery and equipment	$1,544,263	$1,342,273
Less accumulated depreciation	328,182	154,813
Net book value	$1,216,081	$1,187,460

These assets are amortized over three to ten years using the straight-line method and amortization is included in depreciation expense.

Note 5.	Common and Preferred Stock

Common Stock

In 2008, proceeds of $10,250 were received from the exercising of 7,500 options.  The exercise price for these options ranged from $1.00 to $1.50.  Proceeds from 68,021 warrants exercised were $68,021.

6,000 stock options were exercised during 2007 resulting in proceeds of $9,625.  The exercise price for these options ranged from $1.50 to $2.125.  Proceeds from 26,909 warrants exercised were $26,909.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5.	Common and Preferred Stock (continued)

Preferred Stock

Shares of preferred stock authorized at December 31, 2008 and 2007 and outstanding at December 31, 2008 were as follows:

	Shares		Shares
	Authorized		Outstanding
Cumulative Preferred Stock	10,000		-

Voting Preferred Stock	125,000		-

Non-Voting Preferred Stock	125,000	(a)	24,430	(b)

(a)	Includes 700 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock authorized for issuance.

(b)	Series B Preferred Stock outstanding at December 31, 2007 was 24,566 shares.

Shareholders converted 136 shares of Series B Preferred Stock into 272 shares of common stock during 2008.  A shareholder converted 619 shares of Series B Preferred Stock into 1,238 shares of common stock in 2007.

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

The Company redeemed the Series A preferred stock in 2003.  During 2008, a Series B cash dividend of $24,566 was paid to shareholders of record as of December 31, 2007.  During 2007 no Series B cash dividend was paid.   At December 31, 2008 and 2007 the Company had accrued dividends on Series B preferred stock of $122,018 and $122,830, respectively.  These amounts are included in convertible preferred stock, Series B on the balance sheet at December 31, 2008 and 2007.

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

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5.	Common and Preferred Stock (continued)

Following is a summary of preferred stock, Series B, employee and director stock options and warrants, at December 31, 2008 and 2007.

	December 31,	December 31,
	2008	2007
Options	596,250	584,250
Warrants	557,057	625,078
Preferred Series B	24,430	24,566
	1,177,737	1,233,894

The following is provided to reconcile the earnings per share calculations:

	2008	2007

Income applicable to common shares	$100,177	$307,682

Weighted average common shares outstanding - basic	3,530,486	3,461,374

Effect of dilutions - stock options and warrants	504,579	756,562

Weighted average shares outstanding - diluted	4,035,065	4,217,936

Note 6.	Stock Option Plans

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), which replaced the 1995 Stock Option Plan (“the 1995 Plan”).  The Company adopted the 2006 Plan as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements.  Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company.  Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2008 there were 58,000 stock options outstanding from the 2006 Plan.  On September 29, 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) as incentive to key employees, directors and consultants.  As of December 31, 2008 there were 538,250 stock options outstanding from the 1995 Plan, which expire at various dates through 2015. The Company adopted the 1995 Plan as incentive to key employees, directors and consultants under which options to purchase up to 900,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6.	Stock Option Plans (continued)

The cumulative status at December 31, 2008 and 2007 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2006	343,750	$2.09
Granted	-	-
Expired	-	-
Forfeited	(500)	3.25
Outstanding at December 31, 2007	343,250	$2.08
Granted	21,000	3.10
Exercised	-	-
Forfeited	(1,500)	3.10
Outstanding at December 31, 2008	362,750	$2.14
Shares exercisable at December 31, 2007	313,650	$1.97
Shares exercisable at December 31, 2008	321,050	$2.00

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2006	247,000	$2.48
Granted	-	-
Exercised	(6,000)	1.60
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2007	241,000	2.51
Granted	-	-
Exercised	(7,500)	1.37
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2008	233,500	$2.54
Shares exercisable at December 31, 2007	241,000	$2.51
Shares exercisable at December 31, 2008	233,500	$2.54

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6.	Stock Option Plans (continued)

Exercise prices range from $1.00 to $4.00 for options at December 31, 2008 and 2007.  The weighted average option price for all options outstanding was $2.30 with a weighted average remaining contractual life of 4.6 years at December 31, 2008.  The weighted average option price for all options outstanding was $2.26 with a weighted average remaining contractual life of 5.4 years at December 31, 2007.

The weighted average fair values at date of grant for options granted during 2008 was $2.83 and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life in years	10.0
Interest rate	5%
Volatility	100.65%
Dividend yield	0%

Note 7.	Purchase Commitments

Equipment purchases commitments approximated $468,000 at December 31, 2008 and $159,000 at December 31, 2007.

In addition, estimated purchase commitments for inventories approximated $237,000 and $122,000 (see Note 2A) at December 31, 2008 and 2007.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8.	Note Payable

During the third quarter of 2006, the Company met with the Development Financing Advisory Council (DFAC) of the Ohio Department of Development (ODOD) and applied for a loan from the Innovation Ohio Loan Fund.   The Company was subsequently approved for a 166 Direct Loan from the ODOD in the amount of $400,000.  These funds were received in July of 2008.  The proceeds were used to reduce the balance on outstanding capital lease obligations.  The term of the loan is 84 months at an interest rate of 3%. There is also a one-quarter percent annual servicing fee to be charged monthly on the outstanding principal balance.  During each of the first 12 months the Company will make only monthly servicing fee and interest payments.  During months 13 through 84, the Company will make monthly servicing fee, interest and principal payments.  The loan principal balance will be fully amortized over the last 72 months.  The Note is secured by a Security Agreement granting the Lender a security interest in the project equipment.  The future minimum payment, year by year, with the present value of such payments, as of December 31, 2008, is as follows:

2009	$33,303
2010	73,808
2011	73,649
2012	73,486
2013	73,319
2014 and beyond	121,811
Total minimum note payments	449,376
Less amount representing interest	49,376
Present value of minimum note payments	400,000
Less current portion	20,386
Long-term note payable obligation	$379,614

Note  9.                Warrants Issued and Vested

The cumulative status at December 31, 2008 of warrants issued and vested is summarized as follows:

			Issue	Expiration	Warrant
Issued	Vested	Consideration	Date	Date	Price
150,000	150,000	Subordinated Notes Payable	01/2000	01/2010	$2.50	(a)
122,918	122,918	Private Equity Offering	05/2004	05/2009	2.88	(b)
17,500	17,500	Consulting Services	05/2004	05/2009	2.88	(b)
20,000	20,000	Revolving Promissory Note	11/2004	11/2009	2.50	(b)
246,639	246,639	Private Equity Offering	10/2005	10/2010	3.00	(b)

(a)	– At fair market value.

(b)	– Above fair market value.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note  9.                Warrants Issued and Vested (continued)

The cumulative status at December 31, 2007 of warrants issued and vested is summarized as follows:

				Issue	Expiration	Warrant
Issued		Vested	Consideration	Date	Date	Price
150,000		150,000	Subordinated Notes Payable	01/2000	01/2010	$2.50	(c)
148,302	(a)	58,021	Convertible Promissory Note	06/2003	06/2008	1.00	(d)
10,000	(b)	10,000	Lease Guarantee	06/2003	06/2008	1.00	(d)
122,918		122,918	Private Equity Offering	05/2004	05/2009	2.88	(d)
17,500		17,500	Consulting Services	05/2004	05/2009	2.88	(d)
20,000		20,000	Revolving Promissory Note	11/2004	11/2009	2.50	(d)
246,639		246,639	Private Equity Offering	10/2005	10/2010	3.00	(d)

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

(c)  – At fair market value.

(d )–  Above fair market value.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 10.	Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31.

	2008	2007
Deferred tax assets
NOL Carryforward	$1,898,000	$2,173,000
UNICAP	22,000	12,000
Allowance for doubtful accounts	9,000	9,000
Reserve for obsolete inventory	19,000	31,000
Property and equipment	(109,000)	(62,000)
	1,839,000	2,163,000
Valuation allowance	1,839,000	2,163,000
Net	$-	$-

A valuation allowance has been recorded against the realizability of the net deferred tax asset, such that no value is recorded for the asset in the accompanying financial statements.  The valuation allowance totaled $1,839,000 and $2,163,000 at December 31, 2008 and 2007, respectively.

The Company has net operating loss carryovers available for federal and state tax purposes of approximately $5,000,000 and $5,700,000, at December 31, 2008 and 2007 respectively, which expire in varying amounts through 2026.

For the years ended December 31, 2008 and 2007, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2008	2007
Federal statutory rate	34.0	34.0
Valuation allowance	(34.0)	(34.0)

Effective rate	-%	-%

	2008	2007
Current expense	$-	$-
Deferred expense:
NOL utilization/expiration	(275,000)	(69,000)
Other temporary differences	(49,000)	(20,000)
Change in valuation allowance	324,000	89,000

Total	$-	$-

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 11.	Fair Value of Financial Instruments

The fair value of financial instruments represents the price that would be received to sell an asset or paid to transfer a liability (an exit price), and not the price that would be paid to acquire an asset or received to assume a liability (an entry price). Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, short-term debt and current maturities of long-term debt: Amounts reported in the balance sheet approximate fair market value due to the short maturity of these instruments.

•	Long-term capital lease obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on these obligations range from 5.9% to 18.5%.

•
Long-term note payable obligation: Amount reported in the balance sheet approximates fair value as the interest rate on this obligation is subject to change from time to time based on changes in an independent index which is the LIBO rate.  The index at the inception of the note was 0.386% per annum.  The interest rate to be applied to the unpaid principal balance during this note will be at a rate of 3.500 percentage points over the index range.

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

Balance at December 31, 2006	$5,722
Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	3,312

Balance at December 31, 2007	$9,034
Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	3,312

Balance at December 31, 2008	$12,346

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 13.	Subsequent Events

After December 31, 2008 the Company entered into lease agreements for additional production equipment in the amount of approximately $468,000.  The equipment was received and the leases commenced in January 2009.

On January 2, 2009, the Stock Option and Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the grant of options to purchase a total of 450,000 shares of the Company’s common stock, effective January 2, 2009, to the Company’s Chief Executive Officer and three other executive officers.  The Committee also approved the grant of options to purchase 90,000 shares to the four non-employee board members.  Pursuant to the terms of the agreements, the options have an exercise price of $6.00 per share, the closing price of the Company’s common stock as reported on the OTC Bulletin Board regulated quotation service on January 2, 2009.

On January 15, 2009 the Board of Directors approved the payment of one year of accrued dividends on convertible preferred stock, Series B, to shareholders of record as of December 31, 2008.  Payment is expected to be made June 30, 2009.

In January of 2009 the Company received $36,847 from the Ohio Department of Development’s Third Frontier Action Fund for additional equipment related to the grant (see Note 2D).

The Company converted a provisional patent application filed in March of 2008 to a non-provisional application in January 2009.  In January 2009 the Company also filed for foreign coverage of the invention.

On January 22, 2009, the Company issued a Promissory Note dated as of January 13, 2009, to The Huntington National Bank, as Lender, pursuant to a Business Loan Agreement dated as of January 13, 2009.  The Note is secured by a Commercial Security Agreement granting the Lender a security interest in the Company’s inventory, equipment and accounts.

Among other items, the Note provides for the following:

•
At no time shall the outstanding balance of the principal sum of the Revolving Loan exceed the lesser of (1) $1,000,000 or (2) an amount equal to the sum of 80% of Eligible Accounts plus the lesser of (A) 50% of Eligible inventory or (B) $200,000.

•
Interest on the note is subject to change from time to time based on changes in an independent index which is the LIBO rate.  The index at the inception of the note was 0.386% per annum.  The interest rate to be applied to the unpaid principal balance during this note will be at a rate of 3.500 percentage points over the index.

•	All accrued interest is payable monthly. The outstanding principal and accrued interest owed on the Note matures on January 1, 2010.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 13.	Subsequent Events (continued)

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000.  The initial $125,000 was formally approved during 2008.  The remaining balance was approved in February 2009.  This award provides support for Phase II of a Small Business Innovation Research award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.”  The work on the contract began during the third quarter of 2008 and is expected to continue through August 2010.