Form 10-Q
period 2009-03-31
SCI Engineered Materials, Inc.
filed 2009-05-05
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

3,562,259 shares of Common Stock, without par value, were outstanding at April 30, 2009.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Balance Sheets as of March 31, 2009 (unaudited)
	and December 31, 2008	3

	Statements of Operations for the Three Months
	Ended March 31, 2009 and 2008 (unaudited)	5

	Statements of Cash Flows for the Three Months
	Ended March 31, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	Submission of Matters to a Vote of Security Holders.	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	21

Signatures.		21

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2009	2008
	(UNAUDITED)
CURRENT ASSETS
Cash	$1,443,231	$1,399,050
Accounts receivable
Trade, less allowance for doubtful accounts of $ 15,753 and $24,700	248,168	464,016
Contract	84,634	109,717
Other	7,891	3,423
Inventories	881,588	1,264,433
Prepaid expenses	355,512	42,562
Total current assets	3,021,024	3,283,201

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	4,865,664	4,192,516
Furniture and fixtures	107,998	107,998
Leasehold improvements	313,951	313,951
Construction in progress	-	144,682
	5,287,613	4,759,147
Less accumulated depreciation	(2,583,429)	(2,469,030)
	2,704,184	2,290,117

OTHER ASSETS
Deposits	24,953	29,002
Intangibles	34,273	34,254
Total other assets	59,226	63,256

TOTAL ASSETS	$5,784,434	$5,636,574

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2009	2008
	(UNAUDITED)
CURRENT LIABILITIES
Capital lease obligation, current portion	$358,047	$285,408
Note payable, current portion	35,810	20,386
Accounts payable	256,316	249,309
Accrued contract expenses	110,548	52,525
Customer deposits	497,584	700,118
Accrued compensation	83,763	94,167
Accrued expenses and other	81,294	94,928
Total current liabilities	1,423,362	1,496,841

Capital lease obligation, net of current portion	934,013	622,769
Note payable, net of current portion	364,190	379,614
Total liabilities	2,721,565	2,499,224

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 24,430 issued and outstanding	379,754	373,647
Common stock, no par value, authorized 15,000,000 shares; 3,562,259 and 3,560,259 shares issued and outstanding respectively	9,187,733	9,180,183
Additional paid-in capital	1,204,578	985,396
Accumulated deficit	(7,709,196)	(7,401,876)
	3,062,869	3,137,350

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,784,434	$5,636,574

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

SALES REVENUE	$1,655,110	$1,673,819
CONTRACT RESEARCH REVENUE	246,425	40,121
	1,901,535	1,713,940

COST OF SALES REVENUE	1,287,143	1,253,971
COST OF CONTRACT RESEARCH	186,872	30,944
	1,474,015	1,284,915

GROSS PROFIT	427,520	429,025

MARKETING AND SALES EXPENSE	168,092	127,386

GENERAL AND ADMINISTRATIVE EXPENSE	415,324	258,330

RESEARCH AND DEVELOPMENT EXPENSE	125,330	97,763

LOSS FROM OPERATIONS	(281,226)	(54,454)

OTHER INCOME (EXPENSE)
Interest income	2,494	8,830
Interest expense	(28,588)	(26,602)
	(26,094)	(17,772)

LOSS BEFORE PROVISION FOR INCOME TAX	(307,320)	(72,226)

INCOME TAX EXPENSE	-	-

NET LOSS	(307,320)	(72,226)

DIVIDENDS ON PREFERRED STOCK	(6,107)	(6,142)

LOSS APPLICABLE TO COMMON SHARES	$(313,427)	$(78,368)

EARNINGS PER SHARE - BASIC AND DILUTED
(Note 6)

NET LOSS PER COMMON SHARE BEFORE DIVIDENDS ON PREFERRED STOCK
Basic	$(0.09)	$(0.02)
Diluted	$(0.09)	$(0.02)

LOSS PER COMMON SHARE AFTER DIVIDENDS ON PREFERRED STOCK
Basic	$(0.09)	$(0.02)
Diluted	$(0.09)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,562,037	3,489,874
Diluted	3,562,037	3,489,874

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(307,320)	$(72,226)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and accretion	116,054	92,302
Amortization	772	772
Stock based compensation	231,290	14,313
Inventory reserve	6,000	3,000
Provision for doubtful accounts	(8,947)	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	245,410	(268,407)
Inventories	376,845	(115,550)
Prepaid expenses	(312,950)	(26,880)
Other assets	3,258	(2,838)
Increase (decrease) in liabilities:
Accounts payable	7,007	158,989
Accrued expenses and cutomer deposits	(170,205)	(14,881)
Total adjustments	494,534	(159,180)
Net cash provided (used) by operating activities	187,214	(231,406)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(60,116)	(48,513)
Net cash used in investing activities	(60,116)	(48,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	1,550	10,250
Proceeds from exercise of common stock warrants	-	10,000
Principal payments on capital lease obligations	(84,467)	(68,917)
Net cash used in financing activities	(82,917)	(48,667)

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
NET INCREASE (DECREASE) IN CASH	$44,181	$(328,586)

CASH - Beginning of period	1,399,050	1,182,086

CASH - End of period	$1,443,231	$853,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest, net	$28,588	$26,602
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

Property and equipment purchased by capital lease	$468,350	$159,104

Property & equipment accrued asset retirement obligation increase	$1,656	$828

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES

Stock based compensation expense	$231,290	$14,313

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008.  Interim results are not necessarily indicative of results for the full year.

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

Equipment purchased with grant funding

In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant’s purpose.  In a separate contract with the Department of Energy the Company received $27,500 for the purchase of equipment related to the contract’s purpose.  The Company elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company’s financial statements.  As assets were purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet.  As of March 31, 2009, the Company had disbursed the entire amount received.  The grant and contract both provide that as long as the Company performed in compliance with the grant/contract, the Company retained the rights to the equipment.  The grant was completed in January 2009.  The Company was in compliance with the requirements and retained the equipment.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised), “Shared Based Payment” (SFAS No. 123R).  SFAS No. 123R replaced SFAS No. 123, and superseded APB Opinion No. 25.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R and related interpretations using the modified-prospective transition method.  Under this method, compensation cost recognized in 2009 and 2008 includes compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Non cash stock based compensation costs were $231,290 and $14,313 for the three months ended March 31, 2009 and 2008, respectively.   On January 2, 2009, the Stock Option and Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the grant of options to purchase a total of 450,000 shares of the Company’s common stock, effective January 2, 2009, to the Company’s Chief Executive Officer and three other executive officers.  The Committee also approved the grant of options to purchase 90,000 shares to the four non-employee board members.  Pursuant to the terms of the agreements, the options have an exercise price of $6.00 per share, the closing price of the Company’s common stock as reported on the OTC Bulletin Board regulated quotation service on January 2, 2009.  The four non-employee board members each received compensation of 1,819 shares of the Company’s common stock and $5,000 in 2008.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options

The cumulative status of options granted and outstanding at March 31, 2009, and December 31, 2008, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

	Stock Options	Average Exercise Price

Outstanding at December 31, 2007	343,250	$2.08
Granted	21,000	3.10
Exercised	-	-
Forfeited	(1,500)	3.10
Outstanding at December 31, 2008	362,750	$2.14
Granted	450,000	6.00
Exercised	(1,000)	1.55
Forfeited	(10,000)	3.10
Outstanding at March 31, 2009	801,750	$4.29
Shares exercisable at December 31, 2008	321,050	$2.00
Shares exercisable at March 31, 2009	365,050	$2.50

Non-Employee Director Stock Options

		Weighted
	Stock Options	Average Exercise Price

Outstanding at December 31, 2007	241,000	$2.51
Granted	-	-
Exercised	(7,500)	1.37
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2008	233,500	$2.54
Granted	90,000	6.00
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at March 31, 2009	323,500	$3.50
Shares exercisable at December 31, 2008	233,500	$2.54
Shares exercisable at March 31, 2009	263,500	$2.94

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

Exercise prices for options range from $1.00 to $6.00 at March 31, 2009.  The weighted average option price for all options outstanding is $4.07 with a weighted average remaining contractual life of 6.5 years.

Note 4.	Preferred Stock

On January 15, 2009 the Board of Directors approved the payment of one year of accrued dividends on convertible preferred stock, Series B, to shareholders of record as of December 31, 2008.  Payment is expected to be made June 30, 2009.

Note 5.	Inventory

Inventory is comprised of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)
Raw materials	$314,788	$299,750
Work-in-progress	273,496	754,097
Finished goods	348,347	259,629
Inventory reserve	(55,043)	(49,043)
	$881,588	$1,264,433

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6.	Earnings Per Share

Basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average of common shares outstanding.  Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares.  Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants.  At March 31, 2009 and 2008 all common stock options and warrants are anti-dilutive due to the net loss.  The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,
	2009	2008
Loss applicable to common shares	$(313,427)	$(78,368)

Weighted average common shares outstanding – basic	3,562,037	3,489,874

Effect of dilutions - stock options	-	-

Weighted average shares outstanding – diluted	3,562,037	3,489,874

Note 7.	Capital Requirements

The Company’s accumulated deficit since inception was $7,709,196 (unaudited) at March 31, 2009.  While the Company has been profitable in recent years, the historical losses have been financed primarily from additional investments and loans by major shareholders and private offerings of common stock and warrants to purchase common stock.  The Company cannot assure that it will continue to operate at a profit or it will be able to raise additional capital in the future to fund its operations.

As of March 31, 2009, cash on-hand was $1,443,231.  Management believes, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through March 31, 2010.

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

On January 22, 2009, the Company issued a Promissory Note dated as of January 13, 2009, to The Huntington National Bank, as Lender, pursuant to a Business Loan Agreement dated as of January 13, 2009.  The Note is secured by a Commercial Security Agreement granting the Lender a security interest in the Company’s inventory, equipment and accounts.   The Company did not draw on the note in the first three months of 2009.

Among other items, the Note provides for the following:

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

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2008.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy.  Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission.  One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections.  Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Overview

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We manufacture ceramic and metal sputtering targets for a variety of industrial applications including: Photonics, Thin Film Solar, Thin Film Battery, Semiconductor, and, to a lesser extent HTS materials.  Photonics currently represents the largest market for our targets.  Thin Film Solar is an industry that is exhibiting rapid growth and we expect this market to grow quickly.  Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies with small quantities of stored energy.    Semiconductor is a developing market for us.  We added to our sales staff in late 2007 for the purpose of focusing on opportunities for our products in the Solar industry.  We also added staff to our Technology group during the second half of 2007 for the development of innovative products.  During the fourth quarter of 2008 we added an exclusive manufacturer’s representative for Europe.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the three months ended March 31, 2009, we had revenues of $1,901,535.  This was an increase of $187,595, or 10.9%, compared to the three months ended March 31, 2008.  The increase in revenues can be attributed to an increase in contract research revenue.  Contract research revenue increased 514.2% to $246,425 for the first quarter of 2009 from $40,121 for the first quarter of 2008.  Product revenue decreased $18,709 for the three months ended March 31, 2009 from the same time period in 2008, or 1.1%.   This decline can be attributed to the current economic downturn as customers have decreased spending and maintained reduced inventory levels.

Gross profit was almost identical for the three months ended March 31, 2009 compared to the same three months in 2008.  The slight decline of $1,505 can be attributed to higher depreciation expense related to investments made to develop new markets.  Gross margin was 22.5% of total revenues for the first three months of 2009 compared to 25.0% for the same period in 2008.

For the three months ended March 31, 2009, we had net loss applicable to common shares of $313,427 compared to a net loss of $78,368 for the same period in 2008.  This decrease can be largely attributed to additional operating expenses of approximately $225,000 along with the depreciation expense increase mentioned above. Included in the additional operating expenses is approximately $217,000 in non-cash stock based compensation.  Given current market opportunities, we continued to invest in expanding production, R&D, marketing, and sales to take advantage of these opportunities.  This has resulted in trial and qualification orders that were shipped to customers in the thin film solar industry during the first quarter of 2009 which totaled approximately $100,000 in revenues.  We anticipate revenues for the first half of 2009 to be comparable to the first six months of 2008.   It is possible that the revenues for the entire year of 2009 could be less than 2008 due to the significant reduction in a high priced raw material.  After two years of unusually high prices above the long term average price of this raw material, the price has returned to its long term average.  In addition, the global economic condition has weakened our traditional markets.  All of our employees are committed to fighting through this economic downturn.  Late in the first quarter of 2009 we reduced hours in most departments and members of executive management have agreed to salary reductions to help reduce costs in the coming months.

We received notification during the fourth quarter of 2008 from the Ohio Department of Development’s Third Frontier Advanced Energy Program of an award in the amount of $708,715.  This grant provides support to commercialize technologies for the manufacture of rotatable ceramic sputtering targets for the production of transparent conductive oxide-coated glass used in manufacturing thin film photovoltaic solar cell panels.   The work on the contract began in January of 2009.

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000.  The initial $125,000 was formally approved during 2008.  The remaining balance was approved in February 2009.  This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.”  The work on the contract began during the third quarter of 2008 and is expected to continue through August 2010.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We received notification during the second quarter of 2008 from the Department of Energy of a Notice of Financial Assistance Award in the amount of $99,961.  This award provides support for Phase I of an SBIR award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.”  The work on the contract began during the third quarter of 2008 and was completed during the first quarter of 2009.

RESULTS OF OPERATIONS

Three months ended March 31, 2009 (unaudited) compared to three months ended March 31, 2008 (unaudited):

Revenues

Revenues for the three months ended March 31, 2009 were $1,901,535 compared to $1,713,940, for the same period last year, an increase of $187,595 or 10.9%.  The increase in revenues can be attributed to an increase in contract research revenue.  Contract research revenue increased 514.2% to $246,425 for the first quarter of 2009 from $40,121 for the first quarter of 2008.  Product revenue decreased $18,709, or 1.1% for the three months ended March 31, 2009 from the same time period in 2008.    This decline can be attributed to the current economic uncertainty as some customers have reduced spending.

Gross Profit

Gross profit for the three months ended March 31, 2009 was $427,520 which represents a gross margin of 22.5% of total revenue compared to $429,025 and 25.0% of total revenue for the three months ended March 31, 2008.  The slight decrease was almost entirely attributable to higher depreciation expense related to investments made to develop new markets.

Marketing and Sales Expense

Marketing and Sales expense for the three months ended March 31, 2009 increased 32.0% to $168,092 from $127,386 for the same period in 2008.  The increase was due to increased non-cash stock based compensation expense of approximately $28,000, additional travel and higher sales representative expenses.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2009 increased to $415,324 from $258,330 for the three months ended March 31, 2008, or 60.8%.  The increase was the result of non-cash stock based compensation expense of approximately $173,000.

Research and Development Expense

Research and development expense for the first three months of 2009 was $125,330 compared to $97,763 for the same period in 2008, an increase of 28.2%.  The increase was due to expense associated within the continued development efforts in the Photonic, Thin Film Solar, Thin Film Battery and Semiconductor markets, as well as research related to the SBIRs.   Also, higher non-cash stock based compensation expense (approximately $25,000) increased research and development expense from the same time period in 2008.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Income and Expense

Interest income was $2,494 and $8,830 for the three months ended March 31, 2009 and 2008, respectively.   While our cash position increased over the past 12 months the decrease in interest rates reduced the amount of interest earned.

Interest expense was $28,588 and $26,602 for the three months ended March 31, 2009 and 2008, respectively.  The increase was due to additional capital lease obligations incurred for the purchase of production equipment for increased production capacity.  We received loan proceeds in the amount of $400,000 from the Ohio Department of Development in 2008.  These proceeds were used to reduce the balance on outstanding capital lease obligations.  The favorable interest rate on this loan (3%) helped offset the interest expense related to new capital lease obligations.

LOSS APPLICABLE TO COMMON SHARES

Loss applicable to common shares was $313,427 compared to $78,368 for the three months ended March 31, 2009 and 2008, respectively.  Basic net loss per common share after dividends on preferred stock and based on income applicable to common shares was $0.09 and $0.02 for the three months ended March 31, 2009 and 2008, respectively.  The income applicable to common shares includes net income from operations and the accretion of Series B preferred stock dividends.  Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Accrued dividends on the Series B preferred stock was $6,107 and $6,142 for the three months ended March 31, 2009 and 2008, respectively.  The weighted averaged shares outstanding were 3,562,037 at March 31, 2009 and 3,489,874 at March 31, 2008.  All outstanding common stock equivalents were anti-dilutive for the three months ended March 31, 2009 and 2008 due to the net loss.

The following schedule represents our outstanding common shares during the period of 2009 through 2019 assuming all outstanding stock options and stock warrants are exercised during the year of expiration.  If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,682,307 to 5,244,566 by December 31, 2019.  Exercise prices for options and warrants range from $1.00 to $6.00 at March 31, 2009.  Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and Warrants due to expire	Potential Shares Outstanding
2009	160,418	3,722,677
2010	443,389	4,166,066
2011	62,500	4,228,566
2012	169,000	4,397,566
2013	30,500	4,428,066
2014	180,000	4,608,066
2015	140,000	4,748,066
2016	37,000	4,785,066
2017	-	4,785,066
2018	9,500	4,794,566
2019	450,000	5,244,566

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND WORKING CAPITAL

At March 31, 2009, working capital was $1,597,662 compared to $1,458,241 at March 31, 2008. We provided cash from operations of approximately $187,000 for the three months ended March 31, 2009.  We used cash from operations of approximately $231,000 for the three months ended March 31, 2008.   Significant non-cash items including depreciation, accretion and amortization, stock based compensation expense, inventory reserve on excess and obsolete inventory, and provision for doubtful accounts were approximately $345,000 and $110,000, respectively, for the three months ended March 31, 2009 and 2008.  Accounts receivable, inventory, prepaid expenses and other assets decreased approximately $313,000 for the three months ended March 31, 2009.  Accounts receivable, inventory, prepaid expenses and other assets increased approximately $414,000 for the three months ended March 31, 2008.  Accounts payable, accrued expenses and customer deposits decreased approximately $163,000 for the three months ended March 31, 2009 and increased approximately $144,000 for the same period in 2008.  Cash of approximately $60,000 and $49,000 was used for investing activities for the three months ended March 31, 2009 and 2008, respectively.  The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.

Cash of approximately $83,000 was used for financing activities during the three months ended March 31, 2009.  Cash payments to third parties for capital lease obligations approximated $84,000.  Proceeds received from the exercise of common stock options were $1,550.  We incurred new capital lease obligations of approximately $468,000 for new production equipment.

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

RISK FACTORS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors, as well as the factors listed under the caption “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on February 26, 2009, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should consider carefully these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

Historically we have experienced significant operating losses and may continue to do so in the future.

While we have had profitable operations in recent years, profits have not been consistent and we financed the historical losses primarily from additional investments and loans by our major shareholders and private offerings of common stock and warrants to purchase common stock. We cannot assure you that we will be able to raise additional capital in the future to fund our operations.  While certain of our major shareholders have advanced funds in the form of secured debt, subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding us or guaranteeing bank debt in the future.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We will continue to seek new financing or equity financing arrangements.  However, we cannot be certain that it will be successful in efforts to raise additional funds.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes.  Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 describes the significant accounting policies and methods used in the preparation of the Financial Statements.  Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, and assessing changes in which impairment of certain long-lived assets may occur.   Actual results could differ from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.  The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable.  If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.  Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.  Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us.  Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that the our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as  amended ("Exchange Act") were effective as of March 31, 2009 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

10.1
Description of material terms of Stock Option Grant Agreements with the Company’s Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 6, 2009).

	10.2	Description of material terms of a Promissory Note issued to The Huntington National Bank (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 23, 2009).

	31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

	31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

	32.1	Section 1350 Certification of Principal Executive Officer.*

	32.2	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.*

	99.1	Press Release dated May 5, 2009, entitled “SCI Engineered Materials, Inc. Reports First Quarter 2009 Results.”

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 5, 2009	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)