Form 10-Q
period 2009-06-30
SCI Engineered Materials, Inc.
filed 2009-08-05
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _______________________

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

3,562,259 shares of Common Stock, without par value, were outstanding at July 31, 2009.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

Statements of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008 (unaudited)	5

Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (unaudited)	6

Notes to Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4. Controls and Procedures.	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	N/A

Item 1A.Risk Factors	N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3. Defaults Upon Senior Securities.	N/A

Item 4. Submission of Matters to a Vote of Security Holders.	23

Item 5. Other Information.	N/A

Item 6. Exhibits.	24

Signatures.	24

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$1,040,495	$1,399,050
Accounts receivable
Trade, less allowance for doubtful accounts of $15,753 and $24,700	327,321	464,016
Contract	114,025	109,717
Other	6,336	3,423
Inventories	858,681	1,264,433
Prepaid expenses	725,678	42,562
Total current assets	3,072,536	3,283,201

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	4,999,148	4,192,516
Furniture and fixtures	107,998	107,998
Leasehold improvements	313,951	313,951
Construction in progress	-	144,682
	5,421,097	4,759,147
Less accumulated depreciation	(2,693,048)	(2,469,030)
	2,728,049	2,290,117

OTHER ASSETS
Deposits	24,953	29,002
Intangibles	41,277	34,254
Total other assets	66,230	63,256

TOTAL ASSETS	$5,866,815	$5,636,574

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2009	2008
	(UNAUDITED)
CURRENT LIABILITIES
Capital lease obligation, current portion	$377,198	$285,408
Note payable, current portion	51,350	20,386
Accounts payable	274,165	249,309
Accrued contract expenses	-	52,525
Customer deposits	903,732	700,118
Accrued compensation	91,311	94,167
Accrued expenses and other	108,402	94,928
Total current liabilities	1,806,158	1,496,841

Capital lease obligation, net current portion	915,187	622,769
Note payable, net current portion	348,650	379,614
Total liabilities	3,069,995	2,499,224

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 24,430 issued and outstanding	361,432	373,647
Common stock, no par value, authorized 15,000,000 shares; 3,562,259 and 3,560,259 shares issued and outstanding respectively	9,187,733	9,180,183
Additional paid-in capital	1,324,770	985,396
Accumulated deficit	(8,077,115)	(7,401,876)
	2,796,820	3,137,350

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,866,815	$5,636,574

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 AND 2008
AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2008	2009	2008

SALES REVENUE	$1,055,404	$1,517,513	$2,710,514	$3,191,332
CONTRACT RESEARCH REVENUE	254,649	-	501,074	40,121
	1,310,053	1,517,513	3,211,588	3,231,453

COST OF SALES REVENUE	881,904	1,079,666	2,169,047	2,333,637
COST OF CONTRACT RESEARCH REVENUE	179,159	-	366,031	30,944
	1,061,063	1,079,666	2,535,078	2,364,581

GROSS PROFIT	248,990	437,847	676,510	866,872

MARKETING AND SALES EXPENSE	146,358	145,762	314,450	272,032

GENERAL AND ADMINISTRATIVE EXPENSE	288,634	250,408	703,958	510,461

RESEARCH AND DEVELOPMENT EXPENSE	79,247	125,563	204,577	222,719

LOSS FROM OPERATIONS	(265,249)	(83,886)	(546,475)	(138,340)

OTHER INCOME (EXPENSE)
Interest income	2,352	5,345	4,846	14,175
Interest expense	(28,635)	(25,395)	(57,223)	(51,997)
Financing expense	(76,387)	-	(76,387)	-
Gain on disposal of equipment	-	1,200	-	1,200
	(102,670)	(18,850)	(128,764)	(36,622)

LOSS BEFORE PROVISION FOR INCOME TAX	(367,919)	(102,736)	(675,239)	(174,962)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(367,919)	(102,736)	(675,239)	(174,962)

DIVIDENDS ON PREFERRED STOCK	(6,108)	(6,142)	(12,215)	(12,283)

LOSS APPLICABLE TO COMMON SHARES	$(374,027)	$(108,878)	$(687,454)	$(187,245)

EARNINGS PER SHARE - BASIC AND DILUTED
(Note 7)

NET LOSS PER COMMON SHARE BEFORE DIVIDENDS ON PREFERRED STOCK
Basic	$(0.10)	$(0.03)	$(0.19)	$(0.05)
Diluted	$(0.10)	$(0.03)	$(0.19)	$(0.05)

LOSS PER COMMON SHARE AFTER DIVIDENDS ON PREFERRED STOCK
Basic	$(0.10)	$(0.03)	$(0.19)	$(0.05)
Diluted	$(0.10)	$(0.03)	$(0.19)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,562,259	3,510,964	3,562,149	3,500,419
Diluted	3,562,259	3,510,964	3,562,149	3,500,419

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss income	$(675,239)	$(174,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	227,329	185,355
Amortization	1,544	1,544
Stock based compensation	281,203	29,637
Financing expense related to warrant expiration date extension	76,387	-
Gain on sale of equipment	-	(1,200)
Inventory reserve	12,000	4,334
Provision for doubtful accounts	(8,947)	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	138,422	(193,519)
Inventories	393,752	(1,307,988)
Prepaid expenses	(683,116)	(40,680)
Other assets	(4,518)	(16,087)
Increase in liabilities:
Accounts payable	24,856	199,364
Accrued expenses and customer deposits	158,394	1,161,020
Total adjustments	617,306	21,780
Net cash used in operating activities	(57,933)	(153,182)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	-	1,200
Purchases of property and equipment	(106,250)	(75,723)
Net cash used in investing activities	(106,250)	(74,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	1,550	10,250
Proceeds from exercise of common stock warrants	-	68,021
Payments related to registration of common stock	-	(20,061)
Payments related to Preferred Series B dividend	(24,430)	(24,566)
Principal payments on capital lease obligations	(171,492)	(141,692)
Net cash used in financing activities	(194,372)	(108,048)

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
NET DECREASE IN CASH	$(358,555)	$(335,753)

CASH - Beginning of period	1,399,050	1,182,086

CASH - End of period	$1,040,495	$846,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest, net	$57,223	$51,997
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

Property and equipment purchased by capital lease	$555,700	$159,103

Machinery & equipment accrued asset retirement obligation increase	$3,312	$1,656
Financing expense related to warrant expiration date extension	$76,387	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES

Stock based compensation expense	$281,203	$29,637

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  The Company manufactures ceramic and metal sputtering targets for a variety of industrial applications including: Photonics, Thin Film Solar, Thin Film Battery, Semiconductor, and, to a lesser extent High Temperature Superconductive (HTS) materials.  Photonics currently represents the Company’s largest market for its targets.  Thin Film Solar is an industry that is exhibiting rapid growth.  Thin Film Battery is a developing market where manufacturers of batteries use the Company’s targets to produce very small power supplies with small quantities of stored energy.  Semiconductor is a developing market for the Company.

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

Equipment purchased with grant funding

In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant’s purpose.  In a separate contract with the Department of Energy the Company received $27,500 for the purchase of equipment related to the contract’s purpose.  The Company elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company’s financial statements.  As assets were purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet.  As of June 30, 2009, the Company had disbursed the entire amount received.  The grant and contract both provide that as long as the Company performed in compliance with the grant/contract, the Company retained the rights to the equipment.  The grant was completed in January 2009.  The Company was in compliance with the requirements and retained the equipment.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share Based Payment” (SFAS No. 123R).  SFAS No. 123R replaced SFAS No. 123, and superseded APB Opinion No. 25.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R and related interpretations using the modified-prospective transition method.  Under this method, compensation cost recognized in 2009 and 2008 includes compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Non cash stock based compensation costs were $281,203 and $29,637 for the six months ended June 30, 2009 and 2008, respectively.   On January 2, 2009, the Stock Option and Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the grant of options to purchase a total of 450,000 shares of the Company’s common stock, effective January 2, 2009, to the Company’s Chief Executive Officer and three other executive officers.  The Committee also approved the grant of options to purchase 90,000 shares to the four non-employee board members.  Pursuant to the terms of the agreements, the options have an exercise price of $6.00 per share, the closing price of the Company’s common stock as reported on the OTC Bulletin Board regulated quotation service on January 2, 2009.  The four non-employee board members each received compensation of 1,819 shares of the Company’s common stock and $5,000 in 2008.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options

The cumulative status of options granted and outstanding at June 30, 2009, and December 31, 2008, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2007	343,250	$2.08
Granted	21,000	3.10
Exercised	-	-
Forfeited	(1,500)	3.10
Outstanding at December 31, 2008	362,750	$2.14
Granted	450,000	6.00
Exercised	(1,000)	1.55
Forfeited	(10,000)	3.10
Outstanding at June 30, 2009	801,750	$4.29
Shares exercisable at December 31, 2008	321,050	$2.00
Shares exercisable at June 30, 2009	372,450	$2.51

Non-Employee Director Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2007	241,000	$2.51
Granted	-	-
Exercised	(7,500)	1.37
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2008	233,500	$2.54
Granted	90,000	6.00
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2009	323,500	$3.50
Shares exercisable at December 31, 2008	233,500	$2.54
Shares exercisable at June 30, 2009	263,500	$2.94

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

Exercise prices for options range from $1.00 to $6.00 at June 30, 2009.  The weighted average option price for all options outstanding is $4.07 with a weighted average remaining contractual life of 6.2 years.

Note 4.	Common Stock Warrants

On May 1, 2009 the Board of Directors authorized the extension of the expiration date of the common stock purchase warrants that were due to expire in May 2009 and November 2009.  The expiration dates were extended to May 2010 and November 2010, respectively.  In total, this extension of the expiration date applied to an aggregate of 160,418 warrants.  The non-cash financing expense associated with this extension was approximately $76,000.

Note 5.	Preferred Stock

On January 15, 2009 the Board of Directors approved the payment of one year of accrued dividends on convertible preferred stock, Series B, to shareholders of record as of December 31, 2008.  Payment was disbursed on June 30, 2009.

Note 6.	Inventory

Inventory is comprised of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
Raw materials	$305,010	$299,750
Work-in-progress	290,673	754,097
Finished goods	324,041	259,629
Inventory reserve	(61,043)	(49,043)
	$858,681	$1,264,433

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.	Earnings Per Share

Basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average of common shares outstanding.  Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares.  Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants.  At June 30, 2009 and 2008 all common stock options and warrants are anti-dilutive due to the net loss.  The following is provided to reconcile the earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Loss applicable to common shares	$(374,027)	$(108,878)	$(687,454)	$(187,245)

Weighted average common shares outstanding – basic	3,562,259	3,510,964	3,562,149	3,500,419

Effect of dilutions	-	-	-	-

Weighted average shares outstanding –diluted	3,562,259	3,510,964	3,562,149	3,500.419

Note 8.	Capital Requirements

The Company’s accumulated deficit since inception was $8,077,115 (unaudited) at June 30, 2009.  While the Company has been profitable in recent years, the historical losses have been financed primarily from additional investments and loans by major shareholders and private offerings of common stock and warrants to purchase common stock.  The Company cannot assure that it will continue to operate at a profit or it will be able to raise additional capital in the future to fund its operations.

As of June 30, 2009, cash on-hand was $1,040,495.  Management believes, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through June 30, 2010.

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

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 9.	Note Payable

On January 22, 2009, the Company issued a Promissory Note dated as of January 13, 2009, to The Huntington National Bank, as Lender, pursuant to a Business Loan Agreement dated as of January 13, 2009.  The Note is secured by a Commercial Security Agreement granting the Lender a security interest in the Company’s inventory, equipment and accounts.  The balance owed on the Note at June 30, 2009 was $0.

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

All accrued interest is payable monthly.  The outstanding principal and accrued interest owed on the Note matures on January 1, 2010.

Note 10.	Subsequent Event

In July 2009, the Company was selected by a customer as a subcontractor for an award recently granted by the Ohio Department of Development.  This award is entitled “Ohio-Based Manufacturing of Thin-Film Photovoltaics” and provides support for the development of alternate transparent conductive oxides.    The work on the contract is expected to begin during the third quarter of 2009 and is expected to be completed during 2010.  The amount of the subcontract work to be performed by the Company is $125,000.

Note11.	Recently Issued Accounting Standards

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company has evaluated subsequent events through the date of this report and there are none except those listed in Note 10.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note12.	Concentrations

At June 30, 2009 the Company had a prepaid expense of approximately $664,000 to a supplier for the purchase of raw material.  The Company is confident the supplier, with revenues of several billion dollars, will deliver the raw material as agreed upon.

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

Overview

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We manufacture ceramic and metal sputtering targets for a variety of industrial applications including: Photonics, Thin Film Solar, Thin Film Battery, Semiconductor, and, to a lesser extent HTS materials.  Photonics currently represents the largest market for our targets.  Thin Film Solar is an industry that is exhibiting rapid growth and we expect this market to grow quickly.  Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies with small quantities of stored energy.    Semiconductor is a developing market for us.  We added to our sales staff in late 2007 for the purpose of focusing on opportunities for our products in the Solar industry.  We also added staff to our Technology group during the second half of 2007 for the development of innovative products.  During the fourth quarter of 2008 we added an exclusive manufacturer’s representative for Europe.  Late in the second quarter of 2009 we received an order from a Thin Film Solar customer that was more than $1 million.  The entire amount is scheduled to ship during the second half of 2009.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the six months ended June 30, 2009, we had $339,451 in non-cash expenses for the following items: stock based compensation for stock options issued in January of 2009 and charges related to the extension of the expiration date of common stock warrants in May of 2009.  The non-cash stock based compensation expense included a one time charge of $175,376 for options that vested immediately and ongoing charges of $87,688.  These ongoing non-cash charges will continue through 2010 and then decline beginning in the first quarter of 2011.  The non-cash financing expense related to the extension of the expiration date of common stock warrants was a one time charge of $76,387.  For the six months ended June 30, 2008, we had $29,637 in non-cash stock based compensation expense.  The increase in these non-cash charges of $309,814 had a material effect on our Statement of Operations in 2009.

For the six months ended June 30, 2009, we had revenues of $3,211,588.  This was a decrease of $19,865, or less than 1% when compared to the six months ended June 30, 2008.  Contract research revenue increased to $501,074 for the first six months of 2009 from $40,121 for the same period in 2008, an increase of $460,953, reflecting the position of our company in key technologies.  This increase in contract research revenue combined with revenue from new markets substantially offsets the decrease in our automotive market revenue.  The slight decline in total revenue can be attributed to the current economic downturn as customers have decreased spending and reduced inventory levels.

Gross profit was $676,510 for the six months ended June 30, 2009 compared to $866,872 for the same six months in 2008.  Gross margin was 21.1% of total revenues for the first six months of 2009 compared to 26.8% for the same period in 2008.  The decline can be attributed primarily to the decrease in product revenue as mentioned above.  Also, research and development labor (approximately $103,000) was included as cost of contract research revenue.

Given current market conditions, we continued to invest in expanding production capabilities, R&D, marketing and sales.  This should allow us to gain market share now and to be poised to receive large orders in targeted applications when this current business downturn recovers.

Benefits from these investments have been trial and qualification orders that were shipped to customers in the Thin Film Solar industry.  The revenue from these shipments totaled approximately $100,000 in the first quarter and $312,000 in the second quarter of 2009, respectively.   Some of these trials and qualifications have resulted in orders of approximately $1.2 million that are scheduled to ship during the second half of 2009.  Additionally, late in the second quarter we received some orders from our traditional markets that had been slow during the first six months of 2009. This could be an indication that restocking inventories or increased business levels is occurring.

For the six months ended June 30, 2009, we had net loss applicable to common shares of $687,454 compared to a net loss of $187,245 for the same period in 2008.  The increase in net loss can be attributed to additional operating expenses of approximately $218,000 along with the decline in product revenue and gross profit mentioned above. Non-cash stock based compensation expense increased approximately $252,000 in the first six months of 2009 versus the first six months of 2008.  A non-cash financing expense related to the extension of the expiration date for warrants due to expire in 2009 was approximately $76,000 which was booked in the second quarter of 2009.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

It is possible that the revenues for the entire year of 2009 could be less than 2008 due to the significant reduction in a high priced raw material.  After two years of unusually high prices above the long term average price of this raw material, the price has returned to its long term average.  In addition, the global economic condition has weakened our traditional markets.  All of our employees are committed to fighting through this economic downturn.  During the first six months of 2009 we reduced hours in most departments and members of management agreed to salary reductions to help reduce costs in the coming months.

In July 2009, the Company was selected by a customer as a subcontractor for an award recently granted by the Ohio Department of Development.  This award is entitled “Ohio-Based Manufacturing of Thin-Film Photovoltaics” and provides support for the development of alternate transparent conductive oxides.    The work on the contract is expected to begin during the third quarter of 2009 and is projected to be completed during 2010.  The amount of the subcontract work to be performed by the Company is $125,000.

We received notification during the fourth quarter of 2008 from the Ohio Department of Development’s Third Frontier Advanced Energy Program (TFAEP) of an award in the amount of $708,715.  This grant provides support to commercialize technologies for the manufacture of rotatable ceramic sputtering targets for the production of transparent conductive oxide-coated glass used in manufacturing thin film photovoltaic solar cell panels.   The work on the contract began in January of 2009.

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

RESULTS OF OPERATIONS

Six and three months ended June 30, 2009 (unaudited) compared to six and three months ended June 30, 2008 (unaudited):

Revenues

For the six months ended June 30, 2009, we had revenues of $3,211,588.  This was a slight decrease of $19,865, or 0.6%, compared to the six months ended June 30, 2008.  Contract research revenue increased to $501,074 for the first six months of 2009 from $40,121 for the same period in 2008, an increase of $460,953, reflecting our position in key technologies.  This increase in contract research revenue combined with revenue from new markets substantially offsets the decrease in our automotive market revenue.  The slight decline in total revenue can be attributed to the current economic downturn as customers have decreased spending and reduced inventory levels.   For the three months ended June 30, 2009 we had revenues of $1,310,053 compared to $1,517,513 for the same period in 2008.  Contract research revenue was $254,649 for the three months ended June 30, 2009 versus $0 for the three months ended June 30, 2008.  Product revenue was $1,055,404 for the second quarter of 2009 compared to $1,517,513 for the second quarter of 2008, a decrease of $462,109.  This decrease can be attributable to the automotive market.  As mentioned above, this decline in product revenue can be attributed to the current economic downturn as customers have decreased spending and reduced inventory levels.  Late in the second quarter of 2009, we began receiving some additional orders from our traditional markets.  This could be an indication of a need to restock inventories or an increase in business levels is occurring.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross Profit

Gross profit for the six months ended June 30, 2009 was $676,510 which represents a gross margin of 21.1% of total revenue compared to $866,872 and 26.8% of total revenue for the six months ended June 30, 2008.  Gross profit for the three months ended June 30, 2009 was $248,990 which represents a gross margin of 19.0% of total revenue compared to $437,847 and 28.9% of total revenue for the three months ended June 30, 2008.   The decline can be attributed primarily to the decrease in product revenue previously mentioned.  Also, labor (approximately $103,000) normally classified as research and development expense was included as cost of contract research revenue.

Marketing and Sales Expense

Marketing and Sales expense for the six months ended June 30, 2009 increased 15.6% to $314,450 from $272,032 for the same period in 2008.  The increase was due to increased non-cash stock based compensation expense of approximately $33,000, and higher expenses related to trade shows as well as commissions to our outside manufacturing sales representatives.  A portion of this increase was offset by a reduction in compensation to our inside personnel.  Marketing and Sales expense for the three months ended June 30, 2009 increased 0.4% to $146,358 from $145,762 for the same period in 2008.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2009 increased to $703,958 from $510,461 for the six months ended June 30, 2008, or 37.9%.  The increase was primarily the result of non-cash stock based compensation expense of approximately $207,000 compared to approximately $24,000 for the same period in 2008, as well as higher insurance premiums and professional fees.  General and administrative expense for the three months ended June 30, 2009 increased to $288,634 from $250,408 for the three months ended June 30, 2008, or 15.3%.  The increase was primarily the result of non-cash stock based compensation expense as well as higher insurance premiums and professional fees.  A portion of this increase was offset by a reduction in compensation.

Research and Development Expense

Research and development expense for the first six months of 2009 was $204,577 compared to $222,719 for the same period in 2008, a decrease of 8.1%.  Research and development expense for the three months ended June 30, 2009 was $79,247 compared to $125,563 for the same period in 2008, a decrease of 36.9%.  We continue to incur expenses associated with the continued development efforts in the Photonic, Thin Film Solar, Thin Film Battery and Semiconductor markets, as well as research related to the SBIRs and TFAEP.   The decrease in expense was a result of approximately $103,000 of compensation that was assigned to Cost of Contract Research Revenue.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Income and Expense

Interest income was $4,846 and $14,175 for the six months ended June 30, 2009 and 2008, respectively.   Interest income was $2,352 and $5,345 for the three months ended June 30, 2009 and 2008, respectively.   While our cash position increased over the past 12 months the decrease in interest rates reduced the amount of interest earned.

Interest expense was $57,223 and $51,997 for the six months ended June 30, 2009 and 2008, respectively and $28,635 and $25,395 for the three months ended June 30, 2009 and 2008, respectively.  The increase was due to additional capital lease obligations incurred for the purchase of production equipment for increased production capacity.  We received loan proceeds in the amount of $400,000 from the Ohio Department of Development in 2008.  These proceeds were used to reduce the balance on outstanding capital lease obligations.  The favorable interest rate on this loan (3%) helped offset the interest expense related to new capital lease obligations.

Non-cash financing expense associated with the extension of the warrant expiration date previously mentioned was approximately $76,000 in the six and three months ended June 30, 2009 versus $0 in 2008.

LOSS APPLICABLE TO COMMON SHARES

Loss applicable to common shares was $687,454 compared to $187,245 for the six months ended June 30, 2009 and 2008, respectively.  Basic net loss per common share after dividends on preferred stock and based on income applicable to common shares was $0.19 and $0.05 for the six months ended June 30, 2009 and 2008, respectively.  The loss applicable to common shares includes net loss from operations and the accretion of Series B preferred stock dividends.  Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Accrued dividends on the Series B preferred stock was $12,215 and $12,283 for the six months ended June 30, 2009 and 2008, respectively.  The weighted averaged shares outstanding were 3,562,149 at June 30, 2009 and 3,500,419 at June 30, 2008.  All outstanding common stock equivalents were anti-dilutive for the six months ended June 30, 2009 and 2008 due to the net loss.

Loss applicable to common shares was $374,027 compared to $108,878 for the three months ended June 30, 2009 and 2008, respectively.  Basic net loss per common share after dividends on preferred stock and based on income applicable to common shares was $0.10 and $0.03 for the three months ended June 30, 2009 and 2008, respectively.  The loss applicable to common shares includes net loss from operations and the accretion of Series B preferred stock dividends.  Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Accrued dividends on the Series B preferred stock was $6,108 and $6,142 for the three months ended June 30, 2009 and 2008, respectively.  The weighted averaged shares outstanding were 3,562,259 at June 30, 2009 and 3,510,964 at June 30, 2008.  All outstanding common stock equivalents were anti-dilutive for the three months ended June 30, 2009 and 2008 due to the net loss.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following schedule represents our outstanding common shares during the period of 2009 through 2019 assuming all outstanding stock options and stock warrants are exercised during the year of expiration.  If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,682,307 to 5,244,566 by December 31, 2019.  Exercise prices for options and warrants range from $1.00 to $6.00 at June 30, 2009.  Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and Warrants due to expire	Potential Shares Outstanding
2009	-	3,562,259
2010	603,807	4,166,066
2011	62,500	4,228,566
2012	169,000	4,397,566
2013	30,500	4,428,066
2014	180,000	4,608,066
2015	140,000	4,748,066
2016	37,000	4,785,066
2017	-	4,785,066
2018	9,500	4,794,566
2019	450,000	5,244,566

LIQUIDITY AND WORKING CAPITAL

At June 30, 2009, working capital was $1,266,378 compared to $1,347,791 at June 30, 2008.  We used cash in operations of approximately $58,000 for the six months ended June 30, 2009 and approximately $153,000 for the six months ended June 30, 2008.   Significant non-cash items including depreciation, accretion and amortization, stock based compensation expense, financing expense of warrant extension, inventory reserve on excess and obsolete inventory, and provision for doubtful accounts were approximately $590,000 and $220,000, respectively, for the six months ended June 30, 2009 and 2008.  Accounts receivable, inventory, prepaid expenses and other assets increased approximately $155,000 for the six months ended June 30, 2009.  Accounts receivable, inventory, prepaid expenses and other assets increased approximately $1,558,000 for the six months ended June 30, 2008.  Accounts payable, accrued expenses and customer deposits increased approximately $183,000 for the six months ended June 30, 2009 and approximately $1,360,000 for the same period in 2008.  Cash of approximately $106,000 and $75,000 was used for investing activities for the six months ended June 30, 2009 and 2008, respectively.  The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.

Cash of approximately $194,000 was used for financing activities during the six months ended June 30, 2009.  Cash payments to third parties for capital lease obligations approximated $171,000.  Proceeds received from the exercise of common stock options were $1,550.    Payments related to Series B Preferred stock dividends were $24,430.  We incurred new capital lease obligations of approximately $556,000 for new production equipment.

Cash of approximately $108,000 was used for financing activities during the six months ended June 30, 2008.  Cash payments to third parties for capital lease obligations approximated $142,000.  Proceeds received from the exercise of common stock warrants were approximately $68,000.  Proceeds received from the exercise of common stock options were $10,250.  Payments related to Series B Preferred stock dividends were $24,566.  Payments related to the registration of common stock were approximately $20,000.  We incurred new capital lease obligations of approximately $159,000 for new production equipment.

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

While we have had profitable operations in recent years, profits have not been consistent and we financed the historical losses primarily from additional investments and loans by our major shareholders and private offerings of common stock and warrants to purchase common stock. We cannot assure you that we will be able to raise additional capital in the future to fund our operations.  While certain of our major shareholders have advanced funds in the form of secured debt, subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding us or guaranteeing bank debt in the future.  We will continue to seek new financing or equity financing arrangements.  However, we cannot be certain that we will be successful in efforts to raise additional funds.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that the our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as  amended ("Exchange Act") were effective as of June 30, 2009 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on June 10, 2009, for the following purposes:

(i)	To elect five directors, each to serve for terms expiring at the next Annual Meeting of Shareholders; and

(ii)	To ratify the selection of the independent registered public accounting firm for the year ending December 31, 2009.

(c)	The following tables show the voting tabulations for the matters voted upon at the Annual Meeting of Shareholders.

(i)	Elect directors	FOR	AGAINST OR WITHHELD
	Robert J. Baker, Jr.	3,213,428	1,610
	Walter J. Doyle	3,205,320	9,718
	Robert H. Peitz	3,213,488	1,550
	Daniel Rooney	3,213,438	1,600
	Edward W. Ungar	3,213,298	1,740

		FOR	AGAINST	ABSTAIN
(ii)	Ratify Accounting firm	3,213,278	1,260	500

Item 6.	Exhibits.

10.1
Description of material modification to rights of security holders of common stock purchase warrants set to expire in 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 7, 2009).

10.2	Description of purchase order received from a new customer (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 22, 2009).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer.*

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated August 5, 2009, entitled “SCI Engineered Materials, Inc. Reports Second Quarter 2009 Results.”

*Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: August 5, 2009	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)