Form 10-Q
period 2009-09-30
SCI Engineered Materials, Inc.
filed 2009-11-03
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer   ☐ Non-accelerated filer ☐ Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

3,562,259 shares of Common Stock, without par value, were outstanding at October 30, 2009.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of September 30, 2009 (unaudited)
	and December 31, 2008	3

	Statements of Operations for the Three Months and Nine Months
	Ended September 30, 2009 and 2008 (unaudited)	5

	Statements of Cash Flows for the Nine Months
	Ended September 30, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	Submission of Matters to a Vote of Security Holders.	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	23

Signatures.		23

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$827,694	$1,399,050
Accounts receivable
Trade, less allowance for doubtful accounts of $15,753 and $24,700	620,213	464,016
Contract	77,789	109,717
Other	16,496	3,423
Inventories	928,711	1,264,433
Prepaid expenses	427,764	42,562
Total current assets	2,898,667	3,283,201

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	5,011,703	4,192,516
Furniture and fixtures	107,998	107,998
Leasehold improvements	315,054	313,951
Construction in progress	19,453	144,682
	5,454,208	4,759,147
Less accumulated depreciation	(2,799,841)	(2,469,030)
	2,654,367	2,290,117

OTHER ASSETS
Deposits	22,164	29,002
Intangibles	42,071	34,254
Total other assets	64,235	63,256

TOTAL ASSETS	$5,617,269	$5,636,574

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2009	2008
	(UNAUDITED)
CURRENT LIABILITIES
Capital lease obligation, current portion	$368,843	$285,408
Note payable, current portion	62,697	20,386
Accounts payable	412,667	249,309
Accrued contract expenses	-	52,525
Customer deposits	537,646	700,118
Accrued compensation	86,322	94,167
Accrued expenses and other	127,459	94,928
Total current liabilities	1,595,634	1,496,841

Capital lease obligation, net current portion	827,776	622,769
Note payable, net current portion	332,226	379,614
Total liabilities	2,755,636	2,499,224

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 24,430 issued and outstanding	367,539	373,647
Common stock, no par value, authorized 15,000,000 shares; 3,562,259 and 3,560,259 shares issued and outstanding respectively	9,187,733	9,180,183
Additional paid-in capital	1,368,577	985,396
Accumulated deficit	(8,062,216)	(7,401,876)
	2,861,633	3,137,350

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,617,269	$5,636,574

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2009	2008	2009	2008

SALES REVENUE	$2,028,355	$3,959,286	$4,738,869	$7,150,618
CONTRACT RESEARCH REVENUE	196,401	49,349	697,475	89,470
	2,224,756	4,008,635	5,436,344	7,240,088

COST OF SALES REVENUE	1,481,956	3,218,620	3,651,003	5,552,257
COST OF CONTRACT RESEARCH REVENUE	190,501	20,449	556,532	51,393
	1,672,457	3,239,069	4,207,535	5,603,650

GROSS PROFIT	552,299	769,566	1,228,809	1,636,438

MARKETING AND SALES EXPENSE	178,107	169,524	492,557	441,556

GENERAL AND ADMINISTRATIVE EXPENSE	273,472	241,101	977,430	751,562

RESEARCH AND DEVELOPMENT EXPENSE	59,829	133,066	264,406	355,785

INCOME (LOSS) FROM OPERATIONS	40,891	225,875	(505,584)	87,535

OTHER INCOME (EXPENSE)
Interest income	842	5,569	5,688	19,744
Interest expense	(26,834)	(27,490)	(84,057)	(79,487)
Financing expense	-	-	(76,387)	-
Gain on disposal of equipment	-	800	-	2,000
	(25,992)	(21,121)	(154,756)	(57,743)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	14,899	204,754	(660,340)	29,792

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	14,899	204,754	(660,340)	29,792

DIVIDENDS ON PREFERRED STOCK	(6,107)	(6,119)	(18,322)	(18,402)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$8,792	$198,635	$(678,662)	$11,390

EARNINGS PER SHARE - BASIC AND DILUTED
(Note 7)

NET INCOME (LOSS) PER COMMON SHARE BEFORE DIVIDENDS ON PREFERRED STOCK
Basic	$0.00	$0.06	$(0.19)	$0.01
Diluted	$0.00	$0.05	$(0.19)	$0.01

INCOME (LOSS) PER COMMON SHARE AFTER DIVIDENDS ON PREFERRED STOCK
Basic	$0.00	$0.06	$(0.19)	$0.00
Diluted	$0.00	$0.05	$(0.19)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,562,259	3,560,196	3,562,186	3,520,490
Diluted	3,896,530	4,086,906	3,562,186	4,122,439

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(660,340)	$29,792
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and accretion	339,401	281,446
Amortization	2,316	2,316
Stock based compensation	331,117	45,873
Financing expense related to warrant expiration date extension	76,387	-
Gain on sale of equipment	-	(2,000)
Inventory reserve	12,868	7,930
Provision for doubtful accounts	(8,947)	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(128,395)	(397,472)
Inventories	322,855	(764,389)
Prepaid expenses	(385,202)	(149,089)
Other assets	(3,295)	(16,855)
Increase (decrease) in liabilities:
Accounts payable	163,358	71,007
Accrued expenses and customer deposits	(195,281)	738,670
Total adjustments	527,182	(182,563)
Net cash used in operating activities	(133,158)	(152,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	-	2,000
Purchases of property and equipment	(142,983)	(93,836)
Net cash used in investing activities	(142,983)	(91,836)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	1,550	10,250
Proceeds from exercise of common stock warrants	-	68,021
Payments related to registration of common stock	-	(16,906)
Payments related to Preferred Series B dividend	(24,430)	(24,566)
Proceeds from note payable	-	400,000
Principal payments on capital lease obligations and note payable	(272,335)	(467,869)
Net cash used in financing activities	(295,215)	(31,070)

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
NET DECREASE IN CASH	$(571,356)	$(275,677)

CASH - Beginning of period	1,399,050	1,182,086

CASH - End of period	$827,694	$906,409

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the years for:
Interest, net	$84,057	$79,487
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

Property and equipment purchased by capital lease	$555,700	$262,900

Machinery & equipment accrued asset retirement obligation increase	$4,968	$2,484
Financing expense related to warrant expiration date extension	$76,387	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES

Stock based compensation expense	$331,117	$45,873

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

Equipment purchased with grant funding

In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant’s purpose.  In a separate contract with the Department of Energy the Company received $27,500 for the purchase of equipment related to the contract’s purpose.  The Company elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company’s financial statements.  As assets were purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet.  As of September 30, 2009, the Company had disbursed the entire amount received.  The grant and contract both provide that as long as the Company performed in compliance with the grant/contract, the Company retained the rights to the equipment.  The grant was completed in January 2009.  The Company was in compliance with the requirements and retained the equipment.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.                  Summary of Significant Accounting Policies (continued)

Stock Based Compensation

Compensation cost recognized in 2009 and 2008 includes compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification.  Non cash stock based compensation costs were $331,117 and $45,873 for the nine months ended September 30, 2009 and 2008, respectively.   On January 2, 2009, the Stock Option and Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the grant of options to purchase a total of 450,000 shares of the Company’s common stock, effective January 2, 2009, to the Company’s Chief Executive Officer and three other executive officers.  The Committee also approved the grant of options to purchase 90,000 shares to the four non-employee board members.  Pursuant to the terms of the agreements, the options have an exercise price of $6.00 per share, the closing price of the Company’s common stock as reported on the OTC Bulletin Board regulated quotation service on January 2, 2009.  The four non-employee board members each received compensation of 1,819 shares of the Company’s common stock and $5,000 in 2008.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.                  Common Stock and Stock Options

The cumulative status of options granted and outstanding at September 30, 2009, and December 31, 2008, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2007	343,250	$2.08
Granted	21,000	3.10
Exercised	-	-
Forfeited	(1,500)	3.10
Outstanding at December 31, 2008	362,750	$2.14
Granted	450,000	6.00
Exercised	(1,000)	1.55
Forfeited	(10,000)	3.10
Outstanding at September 30, 2009	801,750	$4.29
Shares exercisable at December 31, 2008	321,050	$2.00
Shares exercisable at September 30, 2009	372,450	$2.51

Non-Employee Director Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2007	241,000	$2.51
Granted	-	-
Exercised	(7,500)	1.37
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2008	233,500	$2.54
Granted	90,000	6.00
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at September 30, 2009	323,500	$3.50
Shares exercisable at December 31, 2008	233,500	$2.54
Shares exercisable at September 30, 2009	263,500	$2.94

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.                  Common Stock and Stock Options (continued)

Exercise prices for options range from $1.00 to $6.00 at September 30, 2009.  The weighted average option price for all options outstanding is $4.07 with a weighted average remaining contractual life of 6.0 years.

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

Note 6.                  Inventory

Inventory is comprised of the following:
	September 30,	December 31,
	2009	2008
	(unaudited)
Raw materials	$322,755	$299,750
Work-in-progress	415,530	754,097
Finished goods	252,336	259,629
Inventory reserve	(61,910)	(49,043)
	$928,711	$1,264,433

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.                  Earnings Per Share

Basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average of common shares outstanding.  Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares.  Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants.  For the nine months ended September 30, 2009, all common stock options and warrants are anti-dilutive due to the net loss.  The following is provided to reconcile the earnings per share calculations:

	Three months ended Sept 30,		Nine months ended Sept 30,

	2009	2008	2009	2008
Income (loss) applicable to common shares	$8,792	$198,635	$(678,662)	$11,390

Weighted average common shares outstanding – basic	3,562,259	3,560,196	3,562,186	3,520,490

Effect of dilutions	334,271	526,710	-	601,949

Weighted average shares outstanding – diluted	3,896,530	4,086,906	3,562,186	4,122,439

Note 8.                  Capital Requirements

The Company’s accumulated deficit since inception was $8,062,216 (unaudited) at September 30, 2009.  While the Company has been profitable in recent years, the historical losses have been financed primarily from additional investments and loans by major shareholders and private offerings of common stock and warrants to purchase common stock.  The Company cannot assure that it will continue to operate at a profit or it will be able to raise additional capital in the future to fund its operations.

As of September 30, 2009, cash on-hand was $827,694.  Management believes, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through September 30, 2010.

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

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 9.                  Note Payable

On January 22, 2009, the Company issued a Promissory Note dated as of January 13, 2009, to The Huntington National Bank, as Lender, pursuant to a Business Loan Agreement dated as of January 13, 2009.  The Note is secured by a Commercial Security Agreement granting the Lender a security interest in the Company’s inventory, equipment and accounts.  The balance owed on the Note at September 30, 2009 was $0.

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

Note 10.                Concentrations

At September 30, 2009 the Company had a prepaid expense of approximately $379,000 to a supplier for the purchase of raw material.  The Company is confident the supplier, with revenues of several billion dollars, will continue to deliver the raw material as agreed upon.

Note 11.                Subsequent Event.

The Securities and Exchange Commission announced on October 2, 2009 that starting for fiscal years on or after June 15, 2010, it will require non-accelerated filers provide an attestation report of their independent auditor on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.  It was previously announced that non-accelerated filers would be required to provide an attestation report of their independent auditor on internal control beginning for fiscal years ending on or after December 15, 2009.  The Company did not anticipate an extension at this late date and incurred expenses of approximately $42,000 through September 30, 2009 as it prepared to comply with Section 404 of the Act.  Under Section 404, public companies and their independent auditors are each required to report on the effectiveness of the companies' internal control over financial reporting.

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

Executive Summary

For the nine months ended September 30, 2009, we had $407,504 in non-cash expenses, which included $383,296 in non-cash expenses for the following items: stock based compensation for stock options issued in January of 2009 and charges related to the extension of the expiration date of common stock warrants in May of 2009.  These non-cash stock based compensation expense included a one time charge of $175,376 for options that vested immediately and ongoing charges of $131,533.  These ongoing non-cash charges will continue through 2010 and then decline beginning in the first quarter of 2011.  The non-cash financing expense related to the extension of the expiration date of common stock warrants was a one time charge of $76,387.  For the nine months ended September 30, 2008, we had $45,873 in non-cash stock based compensation expense.  The increase in these non-cash charges of $361,631 had a material effect on our Statement of Operations in 2009.

For the nine months ended September 30, 2009, we had revenues of $5,436,344.  This was a decrease of $1,803,744, or 24.9% when compared to the nine months ended September 30, 2008.  Contract research revenue increased to $697,475 for the first nine months of 2009 from $89,470 for the same period in 2008, an increase of $608,005, reflecting the position of our company in key technologies.  This increase in contract research revenue combined with revenue from new markets helped offset the decrease in our automotive market revenue.  The decline in total revenue can be attributed to the current economic downturn as customers have decreased spending and reduced inventory levels.   However, during the third quarter of 2009 some of our automotive customers placed orders with us for delivery during the third and fourth quarters of 2009.

Gross profit was $1,228,809 for the nine months ended September 30, 2009 compared to $1,636,438 for the same nine months in 2008.  This decrease was due to the lower product revenue mentioned earlier.  Gross margin was 22.6% of total revenues for the first nine months of 2009 and 2008.

Given current market conditions, we continued to invest in expanding production capabilities, R&D, marketing and sales.  This should allow us to gain market share now and to be poised to receive large orders in targeted applications when this current business downturn recovers.

Benefits from these investments have been trial and qualification orders that were shipped to customers in the Thin Film Solar industry.  The revenue from these shipments totaled approximately $100,000 in the first quarter, $312,000 in the second quarter, and $153,000 in the third quarter of 2009, respectively.  Some of these trials and qualifications have resulted in orders of approximately $1.3 million that are scheduled to ship during the second half of 2009.  Additionally, late in the second quarter we received some orders from our traditional markets that had been slow during the first six months of 2009. This led to increased revenue in the third quarter of 2009 of $2,224,756 which was an increase of 69.7% over the second quarter of 2009 and 17.0% better than the first three months of 2009.   This could be an indication that restocking inventories or increased business levels is occurring.

For the nine months ended September 30, 2009, we had net loss applicable to common shares of $678,662 compared to net income of $11,390 for the same period in 2008.  The decrease can be attributed to additional operating expenses of approximately $185,000 along with the decline in product revenue and gross profit mentioned above.  Non-cash stock based compensation expense increased approximately $285,000 in the first nine months of 2009 versus the first nine months of 2008.  A non-cash financing expense related to the extension of the expiration date for warrants was approximately $76,000 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

It is possible that the revenues for the entire year of 2009 could be less than 2008 due to the significant reduction in a high priced raw material.  After two years of unusually high prices above the long term average price of this raw material, the price has returned to its long term average.  On September 17, 2009 we filed a Form 8-K announcing a major customer informed us that it intended to purchase this high value raw material directly and ship it to us for processing.  However, since the September 17, 2009 filing the customer has asked us, at times, to purchase this raw material for them.  Should the customer purchase this raw material on a consistent basis and ship it to us for processing it is anticipated that it would not materially impact net income but it would result in lower revenue than previous periods.  In addition, the global economic condition has weakened our traditional markets.

All of our employees are committed to fighting through this economic downturn.  During the second quarter and the majority of the third quarter of 2009 we reduced hours in most departments and members of management agreed to salary reductions to help reduce costs.  Due to the increase in orders and production, all production personnel returned to full time status in September of 2009 and management salary reductions were rescinded in October 2009.

During the third quarter of 2009 we received notification from the Department of Energy of an Assistance Agreement in the amount of approximately $750,000.   This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.”  The work on the contract began during the third quarter of 2009 and is expected to continue through August 2011.

In July 2009, the Company was selected by a customer as a subcontractor for an award recently granted by the Ohio Department of Development.  This award is entitled “Ohio-Based Manufacturing of Thin-Film Photovoltaics” and provides support for the development of alternate transparent conductive oxides.    The work on the contract began during the third quarter of 2009 and is projected to be completed during 2010.  The amount of the subcontract work to be performed by the Company is $125,000.

We received notification during the fourth quarter of 2008 from the Ohio Department of Development’s Third Frontier Advanced Energy Program (TFAEP) of an award in the amount of $708,715.  This grant provides support to commercialize technologies for the manufacture of rotatable ceramic sputtering targets for the production of transparent conductive oxide-coated glass used in manufacturing thin film photovoltaic solar cell panels.   The work on the contract began in January of 2009 and is expected to continue through January 2011..

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

We received notification during the second quarter of 2008 from the Department of Energy of a Notice of Financial Assistance Award in the amount of $99,961.  This award provided support for Phase I of an SBIR award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.”  The work on the contract began during the third quarter of 2008 and was completed during the first quarter of 2009.

RESULTS OF OPERATIONS

Nine and three months ended September 30, 2009 (unaudited) compared to nine and three months ended September 30, 2008 (unaudited):

Revenues

For the nine months ended September 30, 2009, we had revenues of $5,436,344.  This was a decrease of $1,803,744, or 24.9%, compared to the nine months ended September 30, 2008.  Contract research revenue increased to $697,475 for the first nine months of 2009 from $89,470 for the same period in 2008, an increase of $608,005, reflecting our position in key technologies.  This increase in contract research revenue combined with revenue from new markets helped offset the decrease in our automotive market revenue.  The decline in total revenue can be attributed to the current economic downturn as customers have decreased spending and reduced inventory levels.

For the three months ended September 30, 2009 we had revenues of $2,224,756 compared to $4,008,635 for the same period in 2008.  Contract research revenue was $196,401 for the three months ended September 30, 2009 versus $49,349 for the three months ended September 30, 2008.  Product revenue was $2,028,355 for the third quarter of 2009 compared to $3,959,286 for the third quarter of 2008, a decrease of $1,930,931.  This decrease can be attributable to the automotive market.  As mentioned above, this decline in product revenue can also be attributed to the current economic downturn as customers have decreased spending and reduced inventory levels.

Late in the second quarter of 2009, we received a $1 million order from a solar customer and commenced shipping against this order in the third quarter.  In addition we began receiving orders from our traditional markets.  This led to revenue in the third quarter of 2009 of $2,224,756, which was an increase of 69.7% over the second quarter of 2009 and 17.0% better than the first three months of 2009.   This could be an indication of a need to restock inventories or an increase in business levels.

Gross Profit

Gross profit for the nine months ended September 30, 2009 was $1,228,809 which represented a gross margin of 22.6% of total revenue compared to $1,636,438 and 22.6% of total revenue for the nine months ended September 30, 2008.  Gross profit for the three months ended September 30, 2009 was $552,299 which represented a gross margin of 24.8% of total revenue compared to $769,566 and 19.2% of total revenue for the three months ended September 30, 2008.   The gross profit decline can be attributed primarily to the decrease in product revenue previously mentioned.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing and Sales Expense

Marketing and Sales expense for the nine months ended September 30, 2009 increased 11.6% to $492,557 from $441,556 for the same period in 2008.  The increase was due to increased non-cash stock based compensation expense of approximately $38,000, higher expenses related to trade shows of approximately $12,000 as well as increased commissions to our outside manufacturing sales representatives of approximately $33,000.  A portion of this increase was offset by a reduction in compensation to our inside personnel of approximately $30,000.  Marketing and Sales expense for the three months ended September 30, 2009 increased 5.1% to $178,107 from $169,524 for the same period in 2008.

We anticipate increased trade show expenses in 2010 as we continue to expand our marketing efforts into foreign markets.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2009 increased to $977,430 from $751,562 for the nine months ended September 30, 2008, or 30.1%.  The increase was primarily the result of non-cash stock based compensation expense of approximately $243,000 compared to approximately $36,000 for the same period in 2008, as well expenses related to Sarbanes Oxley which were approximately $42,000 for the nine months ended September 30, 2009 versus approximately $5,000 for the same period in 2008.  General and administrative expense for the three months ended September 30, 2009 increased to $273,472 from $241,101 for the three months ended September 30, 2008, or 13.4%.  The increase was primarily the result of expenses related to Sarbanes Oxley which were $37,580 for the three months ended September 30, 2009 versus $227 for the same period in 2008, an increase of $37,353.   A portion of this increase was offset by a reduction in compensation.

Research and Development Expense

Research and development expense for the first nine months of 2009 was $264,406 compared to $355,785 for the same period in 2008, a decrease of 25.7%.  Research and development expense for the three months ended September 30, 2009 was $59,829 compared to $133,066 for the same period in 2008, a decrease of 55.0%.  We continue to incur expenses associated with the continued development efforts in the Photonic, Thin Film Solar, Thin Film Battery and Semiconductor markets, as well as research related to the SBIRs and TFAEP.   The decrease in expense was a result of compensation that was assigned to Cost of Contract Research Revenue of approximately $59,000 for the third quarter of 2009 and $162,000 for the nine months ended September 30, 2009.

Other Income and Expense

Interest income was $5,688 and $19,744 for the nine months ended September 30, 2009 and 2008, respectively.   Interest income was $842 and $5,569 for the three months ended September 30, 2009 and 2008, respectively.   The decrease in interest rates reduced the amount of interest earned.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense was $84,057 and $79,487 for the nine months ended September 30, 2009 and 2008, respectively and $26,834 and $27,490 for the three months ended September 30, 2009 and 2008, respectively.  The increase was due to additional capital lease obligations incurred for the purchase of production equipment for increased production capacity.  We received loan proceeds in the amount of $400,000 from the Ohio Department of Development in 2008.  These proceeds were used to reduce the balance on outstanding capital lease obligations.  The favorable interest rate on this loan (3%) helped offset the interest expense related to new capital lease obligations.

The non-cash financing expense associated with the extension of the warrant expiration date previously mentioned was approximately $76,000 for the nine months ended September 30, 2009 versus $0 in 2008.

INCOME (LOSS) APPLICABLE TO COMMON SHARES

Loss applicable to common shares was $678,662, or $(0.19) per common share compared to net income of $11,390, or $0.00 per common share for the nine months ended September 30, 2009 and 2008, respectively.  The loss or income applicable to common shares includes net loss or net income from operations and the accretion of Series B preferred stock dividends.  Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Accrued dividends on the Series B preferred stock was $18,322 and $18,402 for the nine months ended September 30, 2009 and 2008, respectively.  Basic net loss per common share before dividends on preferred stock and based on (loss) income applicable to common shares was ($0.19) and $0.01 for the nine months ended September 30, 2009 and 2008, respectively.

The weighted averaged shares outstanding were 3,562,186 at September 30, 2009.  All outstanding common stock equivalents were anti-dilutive for the nine months ended September 30, 2009 due to the net loss.  Basic and diluted net income for the nine months ended September 30, 2008 was $0.00 per common share based on 3,520,490 and 4,122,439 weighted average shares outstanding, respectively.

Basic net income applicable to common shares for the three months ended September 30, 2009 was $0.00 per common share based on 3,562,259 weighted average shares outstanding compared to $0.06 per common share based on 3,560,196 weighted average shares outstanding for the three months ended September 30, 2008.

Diluted net income applicable to common shares for the three months ended September 30, 2009 was $0.00 per common share based on 3,896,530 weighted average shares outstanding compared to $0.05 per common share based on 4,086,906 weighted average shares outstanding for the three months ended September 30, 2008.

The income applicable to common shares includes net income from operations and the accretion of Series B preferred stock dividends.  Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Accrued dividends on the Series B preferred stock was $6,107 and $6,119 for the three months ended September 30, 2009 and 2008, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following schedule represents our outstanding common shares during the period of 2009 through 2019 assuming all outstanding stock options and stock warrants are exercised during the year of expiration.  If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,682,307 to 5,244,566 by December 31, 2019.  Exercise prices for options and warrants range from $1.00 to $6.00 at September 30, 2009.  Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and Warrants due to expire	Potential Shares Outstanding
2009	-	3,562,259
2010	603,807	4,166,066
2011	62,500	4,228,566
2012	169,000	4,397,566
2013	30,500	4,428,066
2014	180,000	4,608,066
2015	140,000	4,748,066
2016	37,000	4,785,066
2017	-	4,785,066
2018	9,500	4,794,566
2019	450,000	5,244,566

LIQUIDITY AND WORKING CAPITAL

At September 30, 2009, working capital was $1,303,033 compared to $1,742,912 at September 30, 2008.  We used cash in operations of approximately $133,000 for the nine months ended September 30, 2009 and approximately $153,000 for the nine months ended September 30, 2008.   Significant non-cash items including depreciation, accretion and amortization, stock based compensation expense, financing expense of warrant extension, inventory reserve on excess and obsolete inventory, and provision for doubtful accounts were approximately $753,000 and $338,000 respectively, for the nine months ended September 30, 2009 and 2008.  Accounts receivable, inventory, prepaid expenses and other assets increased approximately $194,000 for the nine months ended September 30, 2009.  Accounts receivable, inventory, prepaid expenses and other assets increased approximately $1,327,800 for the nine months ended September 30, 2008.  Accounts payable, accrued expenses and customer deposits decreased approximately $32,000 for the nine months ended September 30, 2009 and increased approximately $810,000 for the same period in 2008.  Cash of approximately $143,000 and $92,000 was used for investing activities for the nine months ended September 30, 2009 and 2008, respectively.  The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.

Cash of approximately $295,000 was used for financing activities during the nine months ended September 30, 2009.  Cash payments to third parties for capital lease obligations and a note payable approximated $272,000.  Proceeds received from the exercise of common stock options were $1,550.    Payments related to Series B Preferred stock dividends were $24,430.  We incurred new capital lease obligations of approximately $556,000 for new production equipment.

Cash of approximately $31,000 was used for financing activities during the nine months ended September 30, 2008.  Cash payments to third parties for capital lease obligations approximated $468,000.  Proceeds received from a note payable were $400,000.  Proceeds received from the exercise of common stock warrants were approximately $68,000.  Proceeds received from the exercise of common stock options were $10,250.  Payments related to Series B Preferred stock dividends were $24,566.  Payments related to the registration of common stock were approximately $17,000.  We incurred new capital lease obligations of approximately $263,000 for new production equipment.

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

Item 4.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that the our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as  amended ("Exchange Act") were effective as of September 30, 2009 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II.   Other Information

Item 6.                   Exhibits.

10.1
Description of information received from a customer regarding customer’s intent to purchase material directly and ship it to the Company (Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 17, 2009).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer.*

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated November 3, 2009, entitled “SCI Engineered Materials, Inc. Reports Third Quarter 2009 Results.”

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: November 3, 2009	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)