Form 10-K
period 2009-12-31
SCI Engineered Materials, Inc.
filed 2010-02-17
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2009

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

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $10,088,540 on June 30, 2009.   For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.  This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 3,723,775 shares of the Registrant’s Common Stock outstanding on February 15, 2010.

Documents Incorporated By Reference
Portions of our Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

SCI and TMI were merged in 2002.   We continued to manufacture complex ceramic, metal, and alloy products for the photovoltaic, thin film battery, media storage, flat panel display, semiconductor, and photonic industries.

In May of 2005, we received ISO 9001:2000 registration, an internationally recognized milestone in our pursuit of quality.  This registration enabled us to increase our customer base, which has benefited sales since the second quarter of 2005.

Over the past two decades, we have developed considerable expertise in the development and ramp-up of manufacturing novel materials, such as Transparent Conductive Oxides for Thin Film Solar applications and battery targets as well as Bismuth Strontium Calcium Copper Oxide (a superconductor powder).  Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions.  We actively seek to partner with organizations to provide solutions for difficult material challenges.

Throughout our history, we have conducted funded research primarily under grants from entities such as the Department of Energy, the National Science Foundation, NASA, and the Ohio Department of Development.  These activities are generally limited to funded research that is consistent with our focus on commercial applications in our principal markets.

Business

We are a supplier of materials to the Physical Vapor Deposition (“PVD”) industry.  Our customers need our materials to produce nano layers of metals and oxides for advanced material systems.  PVD coatings range from every day items to complex computer processors.  For example, every day applications include transparent anti-scratch coatings on eyeglasses, coatings on kitchen faucets, as well as low emissivity glass for household windows.  More technically advanced applications of our product include semiconductors, thin film solar, flat panel displays and an emerging technology - Thin Film Battery.

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

We have developed new products for the growing Thin Film Solar (“TFS”) market.  We are well positioned in the TFS area having supplied materials to that market for about 10 years during the early stages of TFS development.  Since the beginning of 2007, we have added over $2.2 million of new manufacturing equipment, as well as Engineering and Sales staff to develop new materials to support the anticipated growth of Solar.  We were awarded a grant of approximately $700,000 in 2008 and a second grant in 2009 for approximately $775,000 from the Ohio Department of Development to assist in the commercialization of TFS.  Our new materials are Transparent Conductive Oxides (“TCO”).  Every square foot of a TFS panel is coated with up to 3 layers of TCO, 1 micron thick.  We continue to increase our visibility in the global arena by attending various trade shows targeted at the Solar market.  During the fourth quarter of 2008 we added an exclusive manufacturer’s representative for Europe and terminated this relationship in January of 2010.  We believe it is the best interests of our company to use direct sales efforts for Europe.  In 2009 we added an exclusive representative for Korea and one for Taiwan and China.  Commercialization and market expansion is expected to continue in 2010.

Thin Film Battery is a developing market where manufacturers of batteries use our targets, especially lithium orthophosphate (Li3PO4) and lithium cobalt oxide (LiCoO) as key elements to produce power supplies with small quantities of stored energy.  A typical Thin Film Battery would be produced via PVD with five or more thin layers.  These batteries are often one centimeter square but only 15 microns thick.  We are the leading provider of Li3PO4 and LiCoO to the emerging Thin Film Battery market. Following several years of industry developments, some Thin Film Battery customers announced their batteries are commercially available. Our customers anticipate the unique properties of these batteries to be used in applications in medical devices, integrated circuits, RFID, smart cards, hand held electronics and many other applications.

We are still in the early stages of developing a market presence in the Semiconductor industry.  We continue to develop innovative products for this industry.  Thus far we have experienced some success and this market continues to hold significant potential for us.  In 2008 we applied for a patent for products targeted at this market.

We had total annual revenues of $8.0 million, $9.6 million, and $10.8 million in the years ended December 31, 2009, 2008, and 2007, respectively.  Gross profit was $1.9 million, $2.2 million, and $2.1 million in the years ended December 31, 2009, 2008, and 2007, respectively.  Most of the reductions in revenues during this period were related to a high priced commodity that experienced a cyclical peak in 2007.  This material returned to its long-term average during 2009, which reduced revenues but had less of an effect on gross profit.

Principal suppliers in 2009 were West Coast Quartz, Lattice Materials and Johnson Matthey.  In every case, we believe that suitable alternate vendors can be used to ensure availability of required materials.  As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Our largest customer represented approximately 25% of total revenues in 2009 and 47% in 2008.  We had contract research revenue of $1,005,708 and $157,032 representing 12.6% and 1.6% of total revenue for the years ended December 31, 2009 and 2008, respectively.

Marketing and Sales

In 2009 we significantly expanded our marketing reach into Asia continuing our efforts which began in 2008.  We added a manufacturing representative for the Korean market for solar and another for the Taiwanese and Chinese markets for specialty glass coaters.  In 2008 we formed an exclusive relationship with a manufacturer’s representative in Europe and terminated this relationship in January of 2010.  We believe it is in the best interests of our company to use direct sales efforts for Europe.  Europe and Asia have high demand for Solar and Semiconductor sputtering targets.  We use various distribution channels to reach end user markets, including direct sales by our sales persons, independent manufacturers’ representatives in the United States, and independent distributors and manufacturers’ representatives for international markets.  The Internet provides tremendous reach for new customers to be able to identify us as a source of their product needs.  We have an operating website www.sciengineeredmaterials.com, which includes expanded online product inquiry capabilities and additional product information.

Ceramics

We are capable of producing ceramic powders via several different processing techniques including solid state, precipitation and combustion synthesis.  Ceramic targets can also be produced in a variety of ways depending on the end user applications.  Production techniques include sintering, cold isostatic pressing and hot pressing.

Most of our products are manufactured from component chemicals and metals supplied by various vendors.  If we suddenly lost the services of a supplier, there could be a disruption in our manufacturing process until the supplier was replaced.  We have identified several firms as potential back-up suppliers who would be capable of supplying these materials to us as necessary.   To date, we have not experienced an interruption of raw material supply.

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

Competition

We have a number of domestic and international competitors in both the ceramic and metal fields, many of whom have resources far in excess of our resources.  Tosoh, Williams Advanced Materials, Kurt Lesker and Heraeus are competing suppliers in regard to targets.  Dowa Chemicals of Japan supplies HTS materials.

Research and Development

We are developing sputtering targets for semiconductor applications, which could be used to produce high K dielectric films via PVD processing.  We are developing Transparent Conductive Oxide (TCO) and transparent dielectric materials for Thin Film Solar and wide area coating applications.  We focus our research and development efforts in areas that build on our expertise in multi-component ceramic oxides.

Contract research revenues were $1,005,708 during 2009 and $157,032 during 2008.

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (OTFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets.  These targets are used in the manufacture of thin film photovoltaic solar cells.  This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology.  The award was subject to State of Ohio Controlling Board approval as of December 31, 2009.    This approval was received and the work on the contract  began in January 2010.

During the third quarter of 2009 we received notification from the Department of Energy of an Assistance Agreement in the amount of approximately $750,000.   The award was subsequently reduced to approximately $650,000.  An amount of $117,076 was approved so the work could begin in the third quarter of 2009.  The remaining balance is expected to be approved during the first quarter of 2010.  This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.”  The work on the contract is expected to continue through August 2011.

We received notification during the fourth quarter of 2008 from the Ohio Department of Development’s Third Frontier Advanced Energy Program of an award in the amount of more than $700,000.  This award provides support to commercialize technologies for the manufacture of rotatable ceramic sputtering targets for the production of transparent conductive oxide-coated glass used in manufacturing thin film photovoltaic solar cell panels.   The work on the contract began in January of 2009 and is expected to be completed in the first quarter of 2011.

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

We received notification during the second quarter of 2008 from the Department of Energy of a Notice of Financial Assistance Award in the amount of $99,961.  This award provides support for Phase I of an SBIR award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.”  The work on the contract began during the third quarter of 2008 and was completed during the second quarter of 2009.

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

New Product Initiatives

We continue to develop TCO target materials for the fast growing Thin Film Solar market in partnership with both original equipment manufacturers and Thin Film Solar Cell panel fabricators.  Due to our flexibility in manufacturing both planar and rotatable target material designs, we are able to provide TCO compositions tailored to customer requests.  In addition, we have obtained a grant from the Ohio Department of Development’s Third Frontier Advanced Energy Program (TFAEP) to aid us in the commercialization of our rotatable target production capabilities.  The TFAEP grant will enable us to expedite the expansion of our rotatable target manufacturing capacity to meet anticipated customer demand.

We are exploring opportunities in the area of high dielectric constant (Hi-K) gate dielectrics for solid state memory applications.  We have developed contacts within the R&D departments of several companies developing next generation memory products and have been supplying materials for their research efforts.  We foresee the development of a market for these materials as devices continue to shrink in size.

We continue to pursue research and development opportunities with respect to new and innovative materials and processes to be used in connection with the production of Thin Film Batteries.  Presently, there are approximately five manufacturers of Thin Film Batteries in the United States, each in various stages of development from prototype to commercial activity.  In addition there are several firms and research institutes conducting tests on Thin Film Batteries.  We believe this market may potentially become large with growth expected during the next two years.  There are numerous applications for Thin Film Batteries, including, but not limited to, active RFID tags, battery on chip, portable electronics, medical implant devices, and remote sensors.  Given the many potential uses for Thin Film Batteries, we anticipate that the market for materials it produces will grow in direct correlation to the Thin Film Battery market itself.

We currently face competition from other producers of materials used in connection with the manufacture of Thin Film Batteries. We believe that we have certain competitive advantages in terms of quality.  We intend to actively market our materials to Thin Film Battery producers in the upcoming year in order to maintain our strong presence in this market.  Currently, we are the leading supplier of targets to this market.

At present, we have several customers for the materials we produce for Thin Film Batteries.  Since we have begun producing materials for the Thin Film Battery market, we have experienced no problems securing the supplies needed to produce the materials.  We do not anticipate supply problems in the near future.  However, changes in production methods and advancing technologies could render our current products obsolete and new production protocols may require supplies that are less available in the marketplace, which may cause a slowing or complete halt to production as well as expanding costs which we may or may not be able to pass on to our customers.

Intellectual Property

We have received a patent for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method from the United States Patent and Trademark Office.  We also have received a patent for a process to join two individual strongly linked super-conductors utilizing a melt processing technique.

At present, we have applied for a patent for the manufacture of a precious metal composite target that will significantly reduce the amount of precious metal required to produce such targets that are used in the semiconductor and photonics industries.  We have several customers interested in this invention and are pursuing both domestic (US) and foreign coverage.

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

We rely on a combination of patent and trademark law, license agreements, internal procedures and nondisclosure agreements to protect our intellectual property.  Unfortunately, these may be invalidated, circumvented or challenged.  In addition, the laws of some foreign countries in which our products may be produced or sold may not protect our intellectual property rights to the same extent as the laws of the United States.

Employees

We had 25 full-time employees as of December 31, 2009.  One of these employees held a PhD in Material Science.  We have never experienced work stoppage and consider our relations with employees to be good.  The employees do not have a bargaining unit.

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

Collections and Write-offs

We collected receivables in an average of 26 days in 2009.  We have occasionally been forced to write-off negligible amount of accounts receivable as uncollectible.  We consider credit management critical to our success.

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

We reported net loss applicable to common shares of $521,649 for 2009 and net income applicable to common shares of $100,177 for 2008.  For the year ended December 31, 2009, we had $457,417 in non-cash expenses, which included $427,139 in non-cash expenses for the following items: stock based compensation for stock options issued in January of 2009 and charges related to the extension of the expiration date of common stock warrants in May of 2009.  These non-cash stock based compensation expense included a one time charge of $175,376 for options that vested immediately and ongoing charges of $175,376.  The ongoing non-cash charges will continue through 2010 and then decline beginning in the first quarter of 2011.  The non-cash financing expense related to the extension of the expiration date of common stock warrants was a one time charge of $76,387.  A deferred tax benefit was recognized in the amount of $156,000 during 2009.  For the twelve months ended December 31, 2008, we had $77,348 in non-cash stock based compensation expense.  The increase in these non-cash charges of $380,069 had a material effect on our Statement of Operations in 2009.  Our accumulated deficit since inception in 1987 was $7,899,095 at December 31, 2009.

While we were profitable in the three years prior to 2009, we have financed our historical losses primarily from additional investments and loans by our major shareholders and private offerings of common stock and warrants to purchase common stock.  We cannot assure you, however, that we will operate at a profit or that we will be able to raise additional capital in the future to fund our operations.

We have limited marketing and sales capabilities.

In 2009 we expanded our marketing reach into Asia continuing our efforts which began in 2008.  We also added a manufacturing representative for the Korean market and another for the Taiwanese and Chinese markets.  In late 2008, we formed an exclusive relationship with a manufacturer’s representative in Europe, which we terminated in January 2010.  As previously mentioned, we hired a full time sales engineer in 2007 to expand our marketing activities, especially in the solar area of the photonics market and in the semiconductor market.  We must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services to successfully market our products.  A failure to develop these capabilities or obtain third-party agreements could adversely affect us.

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

We reported net loss applicable to common shares of $521,649 for 2009 and net income applicable to common shares of $100,177 for 2008, and $307,682 for 2007.  We incurred operating losses prior to 2006.    We could be required to seek additional capital in the future for growth and working capital purposes.  There is no assurance that new capital will be available or that it will be available on terms that will not result in substantial dilution or reduction in value of our common stock.  On January 8, 2010, warrant holders exercised 150,000 common stock purchase warrants resulting in proceeds of $375,000.

Our competitors have far greater financial and other resources than we have.

The market for Physical Vapor Deposition materials is a substantial market with significant competition in both ceramic and metal materials.  While we believe that our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as Williams Advanced Materials, Kurt Lesker, Heraeus and Tosoh, all of which have more financial resources than us.  We cannot provide assurance that developments by others will not render our products or technologies obsolete or less competitive.

Our revenues depend on patents and proprietary rights that may not be enforceable.

We rely on a combination of patent and trademark law, license agreements, internal procedures and nondisclosure agreements to protect our intellectual property.  These may be invalidated, circumvented or challenged.  In addition, the laws of some foreign countries in which our products may be produced or sold may not protect our intellectual property rights to the same extent as the laws of the United States.  Our failure to protect our proprietary information could adversely affect us.

Rights we have to patents and pending patent applications may be challenged.

We have received, from the United States Patent and Trademark Office, a patent for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method, and have also received a patent for a process to join two individual strongly linked super-conductors utilizing a melt processing technique.  We have applied for a patent for the manufacture of a precious metal composite target that will significantly reduce the amount of precious metal required to produce such targets that are used in the semiconductor and photonics industries.  We have several customers interested in this invention and are pursuing both domestic (US) and foreign coverage.  In the future, we may submit additional patent applications covering various applications.  The patent application we filed and patent applications that we may file in the future may not result in patents being issued, and any patents issued may not afford meaningful protection against competitors with similar technology, and may be challenged by third parties.

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

At the present time, our common stock trades on the OTC Bulletin Board.  Based on its trading price, our common stock is considered a “penny stock” for purposes of federal securities laws,  and therefore has been subject to regulations, which affected the ability of broker-dealers to sell our securities.  Broker-dealers who recommend a “penny stock” to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser’s written agreement to a transaction prior to sale.

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

Our office and manufacturing facilities are located at 2839 Charter Street, Columbus, Ohio, where we occupy approximately 32,000 square feet.  We moved our operations into this facility in 2004.  The lease on the property expires on August 16, 2014.   We believe these facilities are in good condition and will be adequate for our needs for the immediate future.  We anticipate the need for additional manufacturing and warehouse space in 2011.

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

	High	Low

Fiscal 2009

Quarter Ended March 31, 2009	$6.00	$2.75

Quarter Ended June 30, 2009	3.50	2.60

Quarter Ended September 30, 2009	3.80	1.75

Quarter Ended December 31, 2009	3.75	2.00

Fiscal 2008

Quarter Ended March 31, 2008	5.90	2.50

Quarter Ended June 30, 2008	5.75	3.00

Quarter Ended September 30, 2008	6.00	4.10

Quarter Ended December 31, 2008	6.00	2.10

The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.

As discussed above, at the present time, our common stock trades on the OTC Bulletin Board.  Based on its trading price, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to certain regulations, which are summarized below.

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

Holders of Record

As of December 31, 2009, there were approximately 460 holders of record of our common stock and 3,571,775 shares outstanding.  There were approximately 50 holders of Series B Preferred shares and as of December 31, 2009 there were 24,297 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future.  We intend to retain future earnings for use in the business.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2009, concerning shares of our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	1,115,750	$4.08	13,500

Equity compensation plans not approved by security holders (2)	17,500	$2.88	—

Total	1,133,250	$4.07	13,500

(1)	Equity compensation plans approved by shareholders include our 2006 Stock Option Plan.
(2)        Includes 17,500 stock purchase warrants that can be used to purchase 17,500 shares of our common stock, which were issued by us in exchange for consideration in the form of goods and services.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We manufacture ceramic and metal sputtering targets for a variety of industrial applications including: Photonics, Thin Film Solar, Thin Film Battery, Semiconductor, and, to a lesser extent HTS materials.  Photonics currently represents the largest market for our targets.  Thin Film Solar is an industry that is exhibiting rapid growth and we expect this market to grow quickly.  Thin Film Battery is a developing market where manufacturers of batteries use our targets to produce very small power supplies with small quantities of stored energy.    Semiconductor is a developing market for us.  We added to our sales staff in late 2007 for the purpose of focusing on opportunities for our products in the Solar industry.  We also added staff to our Technology group during the second half of 2007 for the development of innovative products.  During the fourth quarter of 2008 we added an exclusive manufacturer’s representative for Europe, and as mentioned earlier, we terminated this relationship in January 2010.  Late in the second quarter of 2009 we received an order from a solar customer that was in excess of $1 million.  Nearly the entire amount shipped before December 31, 2009.  Late in the fourth quarter this same customer placed another order greater than $1 million.  This entire order is expected to ship during the first half of 2010.

Executive Summary

For the year ended December 31, 2009, we had $457,417 in non-cash expenses, which included $427,139 in non-cash expenses for the following items: stock based compensation for stock options issued in January of 2009 and charges related to the extension of the expiration date of common stock warrants in May of 2009.  These non-cash stock based compensation expense included a one-time charge of $175,376 for options that vested immediately and ongoing charges of $175,376.  These ongoing non-cash charges will continue through 2010 and then decline beginning in the first quarter of 2011.  The non-cash financing expense related to the extension of the expiration date of common stock warrants was a one time charge of $76,387.  A deferred tax benefit was recognized in the amount of $156,000 during 2009. For the twelve months ended December 31, 2008, we had $77,348 in non-cash stock based compensation expense.  The increase in these non-cash charges of $380,069 had a material effect on our Statement of Operations in 2009.

For the year ended December 31, 2009, we had revenues of $8,010,235.  This was a decrease of $1,609,660, or 16.7% when compared to 2008.  The decline in total revenue can be attributed to a significant reduction in a high priced raw material and the economic downturn as customers decreased spending and reduced inventory levels.  After two years of unusually high prices above the long-term average price of this raw material, the price returned to its long-term average.  On September 17, 2009 we filed a Form 8-K announcing a major customer informed us that it intended to purchase this high value raw material directly and ship it to us for processing.  However, since the September 17, 2009 filing the customer has asked us, at times, to purchase this raw material for them.  Should the customer purchase this raw material on a consistent basis and ship it to us for processing it is anticipated that it would not materially impact net income but it would result in lower revenue than previous periods.  Revenue exclusive of this high value raw material increased approximately $1,241,000, or 29.0% in 2009 versus 2008.  Contract research revenue increased to $1,005,708 for 2009 from $157,032 for 2008, an increase of $848,676, reflecting the position of our company in key technologies.  This increase in contract research revenue combined with revenue from new markets helped offset the decrease in our automotive market revenue.

Gross profit was $1,869,879 for year ended December 31, 2009 compared to $2,211,477 for 2008.  This decrease was due to the lower product revenue mentioned earlier.  Gross margin was 23.3% of total revenues for the 2009 compared to 23.0% in 2008.

Given current market conditions, we continued to invest in expanding production capabilities, R&D, marketing and sales.  This should allow us to gain market share now and to be poised to receive large orders in targeted applications when the current business downturn recovers.

Benefits from these investments have been orders that were shipped to customers in the Thin Film Solar industry.  The revenue from shipments to the solar industry totaled more than $2.2 million during 2009 compared to approximately $760,000 during 2008.  Late in the second quarter of 2009 we received some orders from our traditional markets that had been slow during the first six months of 2009. This led to revenue in the second half of 2009 of $4,798,647, which was an increase of 49.4% over the first six months.  This could be an indication that restocking inventories or increased business levels began in the second half of 2009.

For the year ended December 31, 2009, we had net loss applicable to common shares of $521,649 compared to net income of $100,177 for 2008.  The decrease can be attributed to additional operating expenses of approximately $191,000 along with the decline in product revenue and gross profit mentioned above.  Non-cash stock based compensation expense increased approximately $304,000 in 2009 versus 2008.  A non-cash financing expense related to the extension of the expiration date for warrants was approximately $76,000 and $0 for the twelve months ended December 31, 2009 and 2008, respectively.  We recognized a deferred tax benefit of $156,000 in 2009 and $0 in 2008.

Subsequent to the end of the year, on January 8, 2010 a total of 150,000 common stock warrants, which were originally in the estates of Dr. Edward R. Funk Sc.D., and Ingeborg V. Funk, founders of our company, were exercised at a price of $2.50 per share.  The cash proceeds received were $375,000.

All of our employees are committed to fighting through the economic downturn.  During the second quarter and the majority of the third quarter of 2009 we reduced hours in most departments and members of management agreed to salary reductions to help reduce costs.  Due to the increase in orders and production, all production personnel returned to full time status in September of 2009 and management salary reductions were rescinded in October 2009.

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (OTFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets.  These targets are used in the manufacture of thin film photovoltaic solar cells.  This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology.  The award was subject to State of Ohio Controlling Board approval at December 31, 2009.    This approval was received during January 2010.

During the third quarter of 2009 we received notification from the Department of Energy of an Assistance Agreement in the amount of approximately $750,000.   The award was subsequently reduced to approximately $650,000.  An amount of $117,076 was approved so the work could begin in the third quarter of 2009.  The remaining balance is expected to be approved during the first quarter of 2010.  This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.”  The work on the contract is expected to continue through August 2011.

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

We received notification during the fourth quarter of 2008 from the Ohio Department of Development’s Third Frontier Advanced Energy Program (TFAEP) of an award in the amount of $708,715.  This grant provides support to commercialize technologies for the manufacture of rotatable ceramic sputtering targets for the production of transparent conductive oxide-coated glass used in manufacturing thin film photovoltaic solar cell panels.   The work on the contract began in January of 2009 and is expected to continue through January 2011.

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

Orders received in 2009 were $10,772,584 compared to $11,675,439 in 2008.  This decrease can be attributable to the reduction in the high priced raw material previously mentioned.     Orders exclusive of the high priced raw material increased $2,103,538, to $7,718,239 or 37.5%.

Results of Operations

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes.  Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2009 describes the significant accounting policies and methods used in the preparation of the Financial Statements.  Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives and assessing changes in which impairment of certain long-lived assets may occur.  Actual results could differ from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.  The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable.  If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.  Inventory purchases and commitments are based upon future demand forecasts.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.   Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit to us.  Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Year 2009 As Compared to Year 2008

Revenues

Revenues were $8,010,235 in 2009, a decrease of $1,609,660, or 16.7%, from 2008.  The decline in total revenue can be attributed to a significant reduction in a high priced raw material and the economic downturn as customers decreased spending and reduced inventory levels.  After two years of unusually high prices above the long-term average price of this raw material, the price returned to its long-term average.  On September 17, 2009 we filed a Form 8-K announcing a major customer informed us that it intended to purchase this high value raw material directly and ship it to us for processing.  However, since the September 17, 2009 filing the customer has asked us, at times, to purchase this raw material for them.  Should the customer purchase this raw material on a consistent basis and ship it to us for processing it is anticipated that it would not materially impact net income but it would result in lower revenue than previous periods.  Revenue exclusive of this high value raw material increased approximately $1,241,000, or 29.0% in 2009 versus 2008.  Cost changes for this high value raw material are fully reflected in the final selling price, which insulates us from market risk associated with the raw material.  We anticipate the cost of this high value raw material will increase during 2010.

Gross Profit

Gross profit was $1,869,879 for year ended December 31, 2009 compared to $2,211,477 for 2008.  This decrease was due to the lower product revenue mentioned earlier.  Gross margin was 23.3% of total revenues for the 2009 compared to 23.0% in 2008.

Marketing and Sales Expense

Marketing and Sales expense for the twelve months ended December 31, 2009 increased 10.3% to $647,859 from $587,202 for the same period in 2008.  The increase was due to increased non-cash stock based compensation expense of approximately $43,000, higher expenses related to trade shows of approximately $14,000 as well as increased commissions to our outside manufacturing sales representatives of approximately $49,000.  A portion of this increase was offset by a reduction in compensation.  Marketing and Sales expense for the three months ended December 31, 2009 increased 6.6% to $155,303 from $145,648 for the same period in 2008.

We anticipate increased trade show expenses in 2010 as we continue to expand our marketing efforts in foreign markets.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2009 increased to $1,237,672 from $966,979 for the year ended December 31, 2008, or 28.0%.  The increase was primarily the result of non-cash stock based compensation expense of approximately $280,000 compared to approximately $40,000 for 2008, as well as expenses related to Sarbanes Oxley which were approximately $60,000 for 2009 versus approximately $5,000 for 2008.  A portion of this increase was offset by a reduction in compensation. General and administrative expense for the three months ended December 31, 2009 increased to $260,242 from $215,417 for the three months ended December 31, 2008, or 20.8%.  The increase was primarily the result of non-cash compensation expense of approximately $24,000 compared to $4,000 during the fourth quarter of 2008, as well as expenses related to Sarbanes Oxley which were $18,577 for the three months ended December 31, 2009 versus $0 for the same period in 2008.

Research and Development Expense

Research and development expense for the year of 2009 was $314,386 compared to $454,424 for 2008, a decrease of 30.8%.  Research and development expense for the three months ended December 31, 2009 was $49,980 compared to $98,639 for the same period in 2008, a decrease of 49.3%.  The decrease in expense was a result of compensation that was assigned to Cost of Contract Research of approximately $60,000 for the fourth quarter of 2009 and $222,000 for the year ended December 31, 2009.  Research and Development Expense would have increased to approximately $536,000 for the year ended December 31, 2009 had this expense not been assigned to Cost of Contract Research.  We continue to incur expenses associated with the development efforts in the Photonic, Thin Film Solar, Thin Film Battery and Semiconductor markets, as well as our cost share for research expenses related to the SBIRs and Third Frontier grants.

Other Income and Expense

Interest income was $6,394 and $24,271 for the years ended December 31, 2009 and 2008, respectively.   Interest income was $706 and $4,527 for the three months ended December 31, 2009 and 2008, respectively.   The decrease in interest rates reduced the amount of interest earned.

Interest expense was $108,712 and $102,763 for the years ended December 31, 2009 and 2008, respectively and $24,655 and $23,276 for the three months ended December 31, 2009 and 2008, respectively.  The increase was due to additional capital lease obligations incurred for the purchase of production equipment for increased production capacity.  We received loan proceeds in the amount of $400,000 from the Ohio Department of Development in 2008.  These proceeds were used to reduce the balance on outstanding capital lease obligations.  The favorable interest rate on this loan (3%) helped offset the interest expense related to new capital lease obligations.

The non-cash financing expense associated with the extension of the warrant expiration date previously mentioned was approximately $76,000 during 2009 versus $0 in 2008.

Income Tax Benefit

Income tax benefit for the years ended December 31, 2009 and December 31, 2008 was $(59,000) and $0 respectively.    A deferred tax benefit of $156,000 and an expense of $97,000 were recorded in 2009.

INCOME (LOSS) APPLICABLE TO COMMON SHARES

Loss applicable to common shares was $521,649, or $(0.15) per common share compared to net income of $100,177, or $0.02 per common share for the twelve months ended December 31, 2009 and 2008, respectively.  The loss or income applicable to common shares includes net loss or net income from operations and the accretion of Series B preferred stock dividends.  Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Accrued dividends on the Series B preferred stock was $24,430 and $24,373 for the years ended December 31, 2009 and 2008, respectively.  Basic net (loss) income per common share before dividends on preferred stock and based on (loss) income applicable to common shares was ($0.14) and $0.04 for the twelve months ended December 31, 2009 and 2008, respectively.

The weighted averaged shares outstanding were 3,562,960 at December 31, 2009.  All outstanding common stock equivalents were anti-dilutive for the twelve months ended December 31, 2009 due to the net loss.  Basic and diluted net income for the twelve months ended December 31, 2008 was $0.03 and $0.02 per common share based on 3,530,486 and 4,035,065 weighted average shares outstanding, respectively.

The following schedule represents our outstanding common shares during the period of 2010 through 2019 assuming all outstanding stock options and stock warrants are exercised during the year of expiration.  If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,672,807 to 5,244,582 by December 31, 2019.  Exercise prices for options and warrants range from $1.00 to $6.00 at December 31, 2009.  Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and	Potential
	Warrants due	Shares
	to expire	Outstanding
2010	594,557	4,166,332
2011	62,500	4,228,832
2012	169,000	4,397,832
2013	30,250	4,428,082
2014	180,000	4,608,082
2015	140,000	4,748,082
2016	37,000	4,785,082
2017	-	4,785,082
2018	9,500	4,794,582
2019	450,000	5,244,582

Liquidity and Working Capital

At December 31, 2009, working capital was $1,555,897 compared to $1,786,360 at December 31, 2008, a decrease of $230,463.  Net cash provided by operating activities was approximately $262,000 for the twelve months ended December 31, 2009.  Net cash provided by operating activities was approximately $457,000 for the twelve months ended December 31, 2008.  Significant non-cash items including depreciation, accretion and amortization, stock based compensation expense, financing expense of warrant extension, deferred taxes, disposal/impairment of equipment, inventory reserve on excess and obsolete inventory, and allowance for doubtful accounts were approximately $786,000 and $418,000, for the twelve months ended December 31, 2009 and 2008, respectively.  Inventory reserves are established for obsolete inventory, excess inventory quantities based on our estimate of net realizable value and for lower-of-cost or market.  We believe the inventory reserve, after its assessment of obsolete inventory, at December 31, 2009, of $49,597 will be adequate for excess inventory and a lower of cost-or-market analysis.   Accounts receivable, inventory, prepaid expenses and other assets increased approximately $690,000 for the twelve months ended December 31, 2009.   This increase was due to higher customer prepaid purchase orders. Accounts receivable, inventory, prepaid expenses and other assets increased approximately $806,000 for the twelve months ended December 31, 2008.    Accounts payable, accrued expenses and customer deposits increased approximately $663,000 during 2009.  The increase was due primarily to customer deposits received.  Accounts payable, accrued expenses and customer deposits decreased approximately $722,000 during 2008.

Cash of approximately $168,000 and $140,000 was used for investing activities for the twelve months ended December 31, 2009 and 2008, respectively.  The amounts invested were used to purchase machinery and equipment for increased production capacity, new product lines and leasehold improvements for the facility.  Proceeds on sale of equipment totaled $0 and $2,000 during 2009 and 2008, respectively.

Cash of approximately $385,000 was used for financing activities during the twelve months ended December 31, 2009.  Principal payments to third parties for capital lease obligations approximated $382,000. Proceeds received from the exercise of common stock options were $21,206.  A cash payment related to Series B preferred stock dividend was $24,430.  We incurred new capital lease obligations of approximately $556,000 for new production equipment during 2009.

Cash of approximately $100,000 was used for financing activities during the twelve months ended December 31, 2008.  Principal payments to third parties for capital lease obligations approximated $537,000.  Proceeds received from the exercise of common stock warrants were approximately $68,000.  Proceeds received from the exercise of common stock options were $10,250.  Cash payments for services provided for the registration of common stock were approximately $17,000.  A cash payment related to Series B preferred stock dividend was approximately $25,000.  Proceeds received from The Ohio Department of Development were $400,000.  We incurred new capital lease obligations of approximately $339,000 for new production equipment during 2008.

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

On January 8, 2010 a total of 150,000 common stock warrants, which were originally in the estates of Dr. Edward R. Funk Sc.D., and Ingeborg V. Funk, founders of our company, were exercised at a price of $2.50 per share.  The cash proceeds received were $375,000.

Inflation

We believe that there has not been a significant impact from inflation on our operations during the past three fiscal years.

Future Operating Results

We plan to place some of our larger purchase commitments for raw materials on an annualized basis because they can be purchased in larger quantities at reduced prices.  In general, we attempt to limit inventory price increases by making an annual commitment, and drawing the material either as required, or on a monthly or quarterly basis.  Such annual commitments may reach $500,000 in 2010 and greater in 2011 depending on sales volume increases.  The terms of payment for such commitments are worked out with the vendor on a case-by-case basis, but in all cases are cancelable at our discretion without penalty.

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

Our balance sheets as of December 31, 2009 and 2008, the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008, together with the independent certified public accountants’ report thereon appear beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that the our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as  amended ("Exchange Act") were effective as of December 31, 2009 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009. The matter involving internal controls over financial reporting that management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board (PCAOB) was insufficient segregation of duties consistent with control objectives.  Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

In order to remediate this weakness, we will need to hire additional employees.  Although we will periodically reevaluate this situation, at this point we consider that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified.  Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary).  We believe this will continue to mitigate this weakness.  This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Additionally, there were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation.  As a result, no corrective actions were required or undertaken.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2010 Annual Meeting of Shareholders scheduled to be held on June 9, 2010, and is incorporated herein by reference.

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

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2010 Annual Meeting of Shareholders scheduled to be held on June 9, 2010, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2010 Annual Meeting of Shareholders scheduled to be held on June 9, 2010, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in our proxy statement relating to our 2010 Annual Meeting of Shareholders scheduled to be held on June 9, 2010, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Registered independent public accounting firm for the year ended December 31, 2009” in our proxy statement relating to our 2010 Annual Meeting of Shareholders scheduled to be held on June 9, 2010, and is incorporated herein by reference.

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

10(u)
Description of material terms of Stock Option Agreements with the Company’s Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 6, 2009).

10(v)
Business Loan Agreement between the Company and The Huntington National Bank, dated as of January 13, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 23, 2009).

10(w)
Description of material modification to rights of security holders of common stock purchase warrants set to expire in 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed May 7, 2009).

10(x)	Description of Purchase Order received from a new customer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 22, 2009).

10(y)	Description of information received from a customer regarding customer’s intent to purchase material (Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 17, 2009).

10(z)
Notification from the Ohio Department of Development Third Frontier Photovoltaic Program of grant to be awarded dated December 17, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 22, 2009).

99.1		Press Release dated February 17, 2010, entitled “SCI Engineered Materials, Inc., Reports Fourth Quarter and Full-Year 2009 Results.”

23	*	Consent of Independent Registered Accounting Firm

24	*	Powers of Attorney.

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: February 17, 2010	By:	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of February 2010.

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

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SCI Engineered Materials, Inc.
Columbus, Ohio

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. as of December 31, 2009 and 2008, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCI Engineered Materials, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEY + NOVOTNY LLC
Canton, Ohio
February 17, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008

Current Assets
Cash	$1,107,216	$1,399,050
Accounts receivable
Trade, less allowance for doubtful accounts of $15,753 and $24,700	539,398	464,016
Contract	19,714	109,717
Other	11,000	3,423
Inventories	1,031,777	1,264,433
Deferred taxes	156,000	-
Prepaid expenses	977,536	42,562
Total current assets	3,842,641	3,283,201

Property and Equipment, at cost
Machinery and equipment	4,933,855	4,192,516
Furniture and fixtures	127,451	107,998
Leasehold improvements	315,054	313,951
Construction in progress	22,966	144,682
	5,399,326	4,759,147
Less accumulated depreciation	(2,868,198)	(2,469,030)
	2,531,128	2,290,117
Other Assets
Deposits	21,909	29,002
Intangibles	41,358	34,254
Total other assets	63,267	63,256

TOTAL ASSETS	$6,437,036	$5,636,574

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

LIABILITIES AND SHAREHOLDERS' EQUITY

	2009	2008

Current Liabilities
Capital lease obligation, current portion	$363,270	$285,408
Note payable, current portion	62,394	20,386
Accounts payable	263,468	249,309
Accrued contract expenses	-	52,525
Customer deposits	1,319,455	700,118
Accrued compensation	67,863	94,167
Accrued expenses and other	210,294	94,928
Total current liabilities	2,286,744	1,496,841

Capital lease obligation, net of current portion	738,750	622,769
Note payable, net of current portion	317,219	379,614
Total liabilities	3,342,713	2,499,224

Commitments and contingencies	-	-

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting no par value, $10 stated value, optional redemption at 103%; 24,297 and 24,430 issued and outstanding respectively	371,612	373,647
Common stock, no par value, authorized 15,000,000 shares; 3,571,775 and 3,560,259 shares issued and outstanding respectively	9,209,424	9,180,183
Additional paid-in capital	1,412,382	985,396
Accumulated deficit	(7,899,095)	(7,401,876)
	3,094,323	3,137,350

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,437,036	$5,636,574

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

SALES REVENUE	$7,004,527	$9,462,863
CONTRACT RESEARCH	1,005,708	157,032
TOTAL REVENUE	8,010,235	9,619,895

COST OF SALES REVENUE	5,311,459	7,335,860
COST OF CONTRACT RESEARCH	828,897	72,558
TOTAL COST OF REVENUE	6,140,356	7,408,418

GROSS PROFIT	1,869,879	2,211,477

GENERAL AND ADMINISTRATIVE EXPENSE	1,237,672	966,979

RESEARCH AND DEVELOPMENT EXPENSE	314,386	454,424

MARKETING AND SALES EXPENSE	647,859	587,202

(LOSS) INCOME FROM OPERATIONS	(330,038)	202,872

OTHER INCOME (EXPENSE)
Interest income	6,394	24,271
Interest expense	(108,712)	(102,763)
(Loss) gain on disposal of equipment	(45,646)	2,000
Financing expense	(76,387)	-
Miscellaneous, net	(1,830)	(1,830)
	(226,181)	(78,322)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAX	(556,219)	124,550

INCOME TAX BENEFIT	(59,000)	-

NET (LOSS) INCOME	(497,219)	124,550

DIVIDENDS ON PREFERRED STOCK	(24,430)	(24,373)

(LOSS) INCOME APPLICABLE TO COMMON SHARES	$(521,649)	$100,177

EARNINGS PER SHARE - BASIC AND DILUTED
(Note 2)

NET (LOSS) INCOME PER COMMON SHARE BEFORE DIVIDENDS ON PREFERRED STOCK
Basic	$($0.14)	$0.04
Diluted	$($0.14)	$0.03

NET (LOSS) INCOME PER COMMON SHARE AFTER DIVIDENDS ON PREFERRED STOCK
Basic	$($0.15)	$0.03
Diluted	$($0.15)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,562,960	3,530,486
Diluted	3,562,960	4,035,065

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2009 AND 2008

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/07	$375,861	$9,061,378	$987,840	$(7,526,426)	$2,898,653

Accretion of cumulative dividends	24,373	-	(24,373)	-	-

Common stock conversion from preferred stock (Note 8)	(2,021)	2,021	-	-	-

Stock based compensation expense (Note 2H)	-	-	21,929	-	21,929

Proceeds from exercise of stock warrants (Note 8)	-	68,021	-	-	68,021

Proceeds from exercise of stock options (Note 8)	-	10,250	-	-	10,250

Private placement and SB-2 registration	-	(16,906)	-	-	(16,906)

Common stock issued	-	55,419	-	-	55,419

Payment of cumulative dividends	(24,566)	-	-	-	(24,566)

Net income	-	-	-	124,550	124,550

Balance 12/31/08	$373,647	$9,180,183	$985,396	$(7,401,876)	$3,137,350

Accretion of cumulative dividends	24,430	-	(24,430)	-	-

Common stock conversion from preferred stock (Note 8)	(2,035)	2,035	-	-	-

Stock based compensation expense (Note 2H)	-	-	451,416	-	451,416

Proceeds from exercise of stock options (Note 8)	-	21,206	-	-	21,206

Common stock issued	-	6,000	-	-	6,000

Payment of cumulative dividends	(24,430)	-	-	-	(24,430)

Net loss	-	-	-	(497,219)	(497,219)

Balance 12/31/09	$371,612	$9,209,424	$1,412,382	$(7,899,095)	$3,094,323

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(497,219)	$124,550
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and accretion	443,800	371,125
Amortization	3,088	3,088
Stock based compensation	381,030	77,348
Financing expense related to warrant extension	76,387	-
Increase in deferred tax asset	(156,000)	-
Loss (gain) on sale of equipment	45,646	(2,000)
Increase (decrease) in inventory reserve	554	(33,116)
Changes in allowance for doubtful accounts	(8,947)	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	15,991	(291,430)
Inventories	232,102	(474,318)
Prepaid expenses	(934,973)	(21,414)
Other assets	(3,099)	(18,503)
Increase in liabilities:
Accounts payable	14,159	88,841
Accrued expenses and customer deposits	649,246	632,867
Total adjustments	758,984	332,488
Net cash provided by operating activities	261,765	457,038

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	-	2,000
Purchases of property and equipment	(168,132)	(142,332)
Net cash used in investing activities	(168,132)	(140,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	21,206	10,250
Proceeds from exercise of common stock warrants	-	68,021
Proceeds from note payable	-	400,000
Payment for accumulated dividends on preferred stock	(24,430)	(24,566)
Payments related to registration of common stock	-	(16,906)
Principal payments on capital lease obligations and note payable	(382,243)	(536,541)
Net cash used in financing activities	(385,467)	(99,742)

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
NET (DECREASE) INCREASE IN CASH	$(291,834)	$216,964

CASH - Beginning of period	1,399,050	1,182,086

CASH - End of period	$1,107,216	$1,399,050

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest, net	$108,712	$102,763
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

Property and equipment purchased by capital lease	$555,700	$338,571

Property and equipment accrued asset retirement obligation increase	$6,624	$3,312
Financing expense related to warrant expiration date extension	$76,387	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES

Stock based compensation expense	$381,030	$77,348

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

A.
Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods.  Cost includes material, labor, freight and applied overhead.  Inventory reserves are established for obsolete inventory and excess inventory quantities based on management’s estimate of net realizable value.  The inventory reserve increased $554 during 2009 and decreased $33,116 during 2008.

The Company enters into cancelable purchase commitment arrangements with some suppliers.  Estimated purchase commitments to these suppliers approximate $769,000 and $237,000 at December 31, 2009 and 2008, respectively.  The Company can cancel these commitments at the Company’s discretion without penalty.

B.
Property and Equipment - Property and equipment are carried at cost.  Depreciation is provided on the straight-line method based on the estimated useful lives of the assets for financial reporting purposes and allowable accelerated methods for tax purposes.  Useful lives range from ten years on certain furniture and fixtures and leasehold improvements to three years on computer equipment.  Depreciation and accretion expense totaled $443,800 and $371,125 for the years ended December 31, 2009 and 2008, respectively.  Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.  Construction in process at December 31, 2009, consists primarily of two pieces of equipment that are expected to be placed in service in the first quarter of 2010 at a total cost of approximately $23,000.  Construction in process at December 31, 2008, consists primarily of two pieces of equipment that was placed in service in January 2009 at a total cost of approximately $150,000.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.  Equipment with a net book value of approximately $44,000 was considered impaired, and a loss was recognized in the fourth quarter of 2009.

C.
Research and Development - Research and development costs are expensed as incurred.  Research and development expenses for the years ended December 31, 2009 and 2008 were $314,386 and $454,424, respectively.  The decrease was due to continued contractual research related to Small Business Innovation Research projects and Third Frontier Programs.  These costs were recognized as Cost of Contract Research.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)

D.
Equipment - In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant’s purpose.  In a separate contract with the Department of Energy the Company received $27,500 for the purchase of equipment related to the contract’s purpose.  The Company has elected to record the funds disbursed as a contra asset; therefore, the assets are not reflected in the Company’s financial statements.  As assets were purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet.  As of December 31, 2009, the Company had disbursed the entire amount received.  The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment.  The grant was completed in January 2009.  The Company was in compliance with the requirements and retained the equipment.

E.
Licenses - The Company has secured licenses to produce various superconductive materials for periods up to the expiration of the applicable patents.  The license fees, included in “Other Assets” on the balance sheet, are being amortized over the expected life of the agreement or applicable patent, which is seventeen years.  Cost and accumulated amortization of licenses at December 31, 2009 were $21,000 and $17,748, respectively.  Cost and accumulated amortization of licenses at December 31, 2008 were $21,000 and $16,489, respectively.  Amortization expense was $1,259 for the years ended December 31, 2009, and 2008.  Amortization expense is estimated to be $1,259 for each of the next two years and $734 in 2012.

F.
Patent - The Company has secured patents for manufacturing processes used in its operations.  Costs incurred to secure the patents have been capitalized, included in “Other Assets” on the balance sheet, and are being amortized over the life of the patents.  Cost and accumulated amortization of the patents at December 31, 2009 were $56,201 and $18,096 respectively.  Cost and accumulated amortization of the patents at December 31, 2008 were $46,009 and $16,266 respectively.  Amortization expense was $1,830 for the years ended December 31, 2009 and 2008.  Amortization expense is estimated to be at least $2,300 for each of the next five years due to the amortization of an additional patent which had cost at December 31, 2009 of $19,728 and was applied for in January 2009.

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

H.
Stock Based Compensation - Compensation cost recognized in 2009 and 2008 includes compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification.  Non cash stock based compensation costs were $381,030 and $77,348 for the year ended December 31, 2009 and 2008, respectively.   On January 2, 2009, the Stock Option and Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the grant of options to purchase a total of 450,000 shares of the Company’s common stock, effective January 2, 2009, to the Company’s Chief Executive Officer and three other executive officers.  The Committee also approved the grant of options to purchase 90,000 shares to the four non-employee board members.  Pursuant to the terms of the agreements, the options have an exercise price of $6.00 per share, the closing price of the Company’s common stock as reported on the OTC Bulletin Board regulated quotation service on January 2, 2009.  The four non-employee board members each received compensation of 1,819 shares of the Company’s common stock and $5,000 in 2008.

I.	Net Income Per Common Share - Net income per common share amounts are based on the weighted average number of shares outstanding.

J .
Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash.  No such investments were purchased in 2008 and 2009.

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

The Company had four major customers in 2009 and 2008, which accounted for revenue of approximately $4,200,000 and $7,000,000, respectively. These customers totaled approximately $372,000 and $210,000 of the trade accounts receivable at December 31, 2009 and 2008, respectively. The largest customer represented approximately 25% of total revenues in 2009 and over 47% of total revenues in 2008.

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

O.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days.  Accounts greater than 90 days past due, which amounted to $0 as of December 31, 2009 and 2008, are considered delinquent.  The Company does not charge interest on delinquent trade accounts receivable.  Accounts greater than one year past due are placed on non-accrual status.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was $15,753 and $24,700 as of December 31, 2009 and 2008, respectively.  The estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections.  Bad debt expense was $0 for the years ended December 31, 2009 and 2008. Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible.  Charge-offs of specific accounts for the years ended December 31, 2009 and 2008 totaled $8,947 and $0, respectively.

P.
Intangible Assets - The Company accounts for Intangible Assets in accordance with the Intangible Assets Topic of the FASB Standards Codification.  This topic requires certain intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required.  There were no impairment adjustments for the years ended December 31, 2009 and 2008.

Q.	Recently Issued Accounting Standards -

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168).  SFAS 168 became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature.  SFAS 168 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 was effective for financial statements issued for reporting periods that ended after September 15, 2009.  This had an impact on the Company’s financial statements since all references to authoritative accounting literature is now referenced in accordance with SFAS 168.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)

The Subsequent Events Topic of the FASB Accounting Standards Codification was issued in May 2009 and is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company has evaluated subsequent events through the date of this report and there are none except those listed in Note 14.

The Fair Value Measurements Topic of the FASB Accounting Standards Codification became effective for the Company beginning on January 1, 2008. This topic defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This topic establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity’s own unobservable inputs that are not corroborated by observable market data. It expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company adopted this topic on January 1, 2008 and it did not have a material impact on the financial statements.  The Company has deferred the application of this topic related to non-financial assets and liabilities.

The Fair Value Option for Financial Assets and Financial Liabilities Topic of the FASB Accounting Standards Codification became effective for the Company beginning on January 1, 2008. This topic provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Adoption on January 1, 2008 did not have a material effect on the Company since the Company did not elect to measure any financial assets or liabilities at fair value.

Note 3.	Inventories

Inventories consist of the following at December 31:

	2009	2008
Raw materials	$371,060	$299,750
Work-in-process	506,288	754,097
Finished goods	204,026	259,629
	1,081,374	1,313,476
Less reserve for obsolete inventory	49,597	49,043

	$1,031,777	$1,264,433

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4.	Note Payable

During the third quarter of 2006, the Company met with the Development Financing Advisory Council (DFAC) of the Ohio Department of Development (ODOD) and applied for a loan from the Innovation Ohio Loan Fund.   The Company was subsequently approved for a 166 Direct Loan from the ODOD in the amount of $400,000.  These funds were received in July of 2008.  The proceeds were used to reduce the balance on outstanding capital lease obligations.  The term of the loan is 84 months at an interest rate of 3%. There is also a one-quarter percent annual servicing fee to be charged monthly on the outstanding principal balance.  During each of the first 12 months the Company made only monthly servicing fee and interest payments per the loan agreement.  During months 13 through 84, the Company will make monthly servicing fee, interest and principal payments.  The loan principal balance will be fully amortized over the last 72 months.  The Note is secured by a Security Agreement granting the Lender a security interest in the project equipment.  The future minimum payment, year by year, with the present value of such payments, as of December 31, 2009, is as follows:

2010	$73,808
2011	73,649
2012	73,486
2013	73,319
2014	73,146
2015	48,665
Total minimum note payments	416,073
Less amount representing interest	36,460
Present value of minimum note payments	379,613
Less current portion	62,394
Long-term note payable obligation	$317,219

On December 14, 2009, the Company issued a Promissory Note dated as of December 14, 2009, to The Huntington National Bank, as Lender, pursuant to a Business Loan Agreement dated as of December 14, 2009.  The Note is secured by a Commercial Security Agreement granting the Lender a security interest in the Company’s inventory, equipment and accounts.  This Note replaces the Note previously signed on January 13, 2009 which matured on January 1, 2010.  As of December 31, 2009 there was no outstanding balance.

Among other items, the Note provides for the following:

•
At no time shall the outstanding balance of the principal sum of the Revolving Loan exceed the lesser of (1) $500,000 or (2) an amount equal to the sum of 80% of Eligible Accounts plus the lesser of (A) 50% of Eligible inventory or (B) $200,000.

•
Interest on the Note is subject to change from time to time based on changes in an independent index, which is the LIBO rate.  The index at the inception of the Note was 0.235% per annum.  The interest rate to be applied to the unpaid principal balance during this Note will be at a rate of 2.75 percentage points over the index.

•	All accrued interest is payable monthly. The outstanding principal and accrued interest owed on the Note matures on January 15, 2011.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5.	Lease Obligations

Operating

The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring at various dates through 2015.  Rent expense which includes various monthly rentals for the years ended December 31, 2009 and 2008, totaled $149,230 and $141,798, respectively.  Future minimum lease payments at December 31, 2009 are as follows:

2010	$112,666
2011	112,391
2012	112,004
2013	112,004
2014	71,469
2015	1,600
$522,134

Capital

The Company also leases certain equipment under capital leases. The future minimum lease payment, by year, with the present value of such payments, as of December 31, 2009 is as follows:

2010	$430,064
2011	406,002
2012	237,948
2013	151,038
2014	6,844
Total minimum lease payments	1,231,896
Less amount representing interest	129,876
Present value of minimum lease payments	1,102,020
Less current portion	363,270
Long-term capital lease obligations	$738,750

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5.	Lease Obligations (continued)

The equipment under capital lease at December 31 is included in the accompanying balance sheet under the following captions:

	2009	2008
Machinery and equipment	$1,985,901	$1,544,263
Less accumulated depreciation	217,589	328,182
Net book value	$1,768,312	$1,216,081

These assets are amortized over three to ten years using the straight-line method and amortization is included in depreciation expense.

Note 6.	Purchase Commitments

Equipment purchases commitments approximated $140,000 at December 31, 2009 and $468,000 at December 31, 2008.

In addition, estimated purchase commitments for inventories approximated $769,000 and $237,000 (see Note 2A) at December 31, 2009 and 2008.

Note 7.	Concentrations - Supplier

At December 31, 2009 the Company had a prepaid expense of approximately $949,000 to a supplier for the purchase of raw material.  The Company is confident the supplier, with revenues of several billion dollars, will continue to deliver the raw material as agreed upon.

Note 8.	Common and Preferred Stock

Common Stock

10,250 stock options were exercised during 2009 resulting in proceeds of $21,206.  The exercise price for these options ranged from $1.55 to $2.125.

In 2008, proceeds of $10,250 were received from the exercising of 7,500 options.  The exercise price for these options ranged from $1.00 to $1.50.  Proceeds from 68,021 warrants exercised were $68,021.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8.	Common and Preferred Stock (continued)

Preferred Stock

Shares of preferred stock authorized at December 31, 2009 and 2008 and outstanding at December 31, 2009 were as follows:
	Shares		Shares
	Authorized		Outstanding
Cumulative Preferred Stock	10,000		-

Voting Preferred Stock	125,000		-

Non-Voting Preferred Stock	125,000	(a)	24,297	(b)

(a)	Includes 700 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock authorized for issuance.

(b)	Series B Preferred Stock outstanding at December 31, 2008 was 24,430 shares.

A shareholder converted 133 shares of Series B Preferred Stock into 266 shares of common stock in 2009.  Shareholders converted 136 shares of Series B Preferred Stock into 272 shares of common stock during 2008.

In January 1996, the Company completed an offering of 70,000 shares of $10 stated value 1995 Series B 10% non-voting convertible preferred stock.  The shares are convertible to common shares at the rate of $5.00 per share.  At the Company’s option, the Series B shares are redeemable at 103% of the stated value plus the amount of any accrued and unpaid cash dividends.

During 2009, a Series B cash dividend of $24,430 was paid to shareholders of record as of December 31, 2008.  During 2008, a Series B cash dividend of $24,566 was paid to shareholders of record as of December 31, 2007.  At December 31, 2009 and 2008 the Company had accrued dividends on Series B preferred stock of $121,793 and $122,018, respectively.  These amounts are included in convertible preferred stock, Series B on the balance sheet at December 31, 2009 and 2008.

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

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8.	Common and Preferred Stock (continued)

Following is a summary of preferred stock, Series B, employee and director stock options and warrants, at December 31, 2009 and 2008.

	December 31,	December 31,
	2009	2008
Options	1,115,750	596,250
Warrants	557,057	557,057
Preferred Series B	24,297	24,430
	1,697,104	1,177,737

The following is provided to reconcile the earnings per share calculations:

	2009	2008

(Loss) Income applicable to common shares	$(521,649)	$100,177

Weighted average common shares outstanding - basic	3,562,960	3,530,486

Effect of dilutions - stock options and warrants	-	504,579

Weighted average shares outstanding - diluted	3,562,960	4,035,065

Note 9.	Stock Option Plans

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), which replaced the 1995 Stock Option Plan (“the 1995 Plan”).  The Company adopted the 2006 Plan as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements.  Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company.  Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2009 there were 586,500 stock options outstanding from the 2006 Plan which expire at various dates through January 2, 2019.  On September 29, 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) as incentive to key employees, directors and consultants.  As of December 31, 2009 there were 529,250 stock options outstanding from the 1995 Plan which expire at various dates through December 16, 2015. The Company adopted the 1995 Plan as incentive to key employees, directors and consultants under which options to purchase up to 900,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements.  All outstanding common stock equivalents were anti-dilutive for the twelve months ended December 31, 2009 due to the net loss.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 9.	Stock Option Plans (continued)

The cumulative status at December 31, 2009 and 2008 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2007	343,250	$2.08
Granted	21,000	3.10
Exercised	-	-
Forfeited	(1,500)	3.10
Outstanding at December 31, 2008	362,750	$2.14
Granted	450,000	6.00
Exercised	(6,250)	2.03
Forfeited	(10,250)	3.05
Outstanding at December 31, 2009	796,250	$4.31
Shares exercisable at December 31, 2008	321,050	$2.00
Shares exercisable at December 31, 2009	369,325	$2.52

Non-Employee Director Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2007	241,000	$2.51
Granted	-	-
Exercised	(7,500)	1.37
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2008	233,500	2.54
Granted	90,000	6.00
Exercised	(4,000)	2.13
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2009	319,500	$3.52
Shares exercisable at December 31, 2008	233,500	$2.54
Shares exercisable at December 31, 2009	259,500	$2.95

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 9.	Stock Option Plans (continued)

Exercise prices range from $1.00 to $6.00 for options at December 31, 2009.  The weighted average option price for all options outstanding was $4.08 with a weighted average remaining contractual life of 5.8 years at December 31, 2009.  The weighted average option price for all options outstanding was $2.30 with a weighted average remaining contractual life of 4.6 years at December 31, 2008.

The weighted average fair values at date of grant for options granted during 2009 and 2008 was $3.84 and $2.83, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	2009	2008
Expected life in years	9.2	10.0
Interest rate	2.5%	5.0%
Volatility	56.02%	100.65%
Dividend yield	0%	0%

Note 10.	Warrants Issued and Vested

The cumulative status at December 31, 2009 and 2008 of warrants issued and vested is summarized as follows:

			Issue	Expiration	Warrant
Issued	Vested	Consideration	Date	Date	Price
150,000	150,000	Subordinated Notes Payable	01/2000	01/2010	$2.50	(a)
122,918	122,918	Private Equity Offering	05/2004	05/2010	2.88	(b,c)
17,500	17,500	Consulting Services	05/2004	05/2010	2.88	(b.c)
246,639	246,639	Private Equity Offering	10/2005	10/2010	3.00	(b)
20,000	20,000	Revolving Promissory Note	11/2004	11/2010	2.50	(b.c)

(a) – At fair market value; exercised January 8, 2010

(b) – Above fair market value.

(c)  – Expiration date extended from 2009 to 2010 on May 1, 2009 which resulted in non-cash financing expense of $76,387 as presented on the Statement of Operations.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 11.	Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31.
	2009	2008
Deferred tax assets
NOL Carryforward	$1,553,000	$1,898,000
Stock Based Compensation	130,000	-
UNICAP	26,000	22,000
Allowance for doubtful accounts	5,000	9,000
Reserve for obsolete inventory	17,000	19,000
Property and equipment	(72,000)	(109,000)
	1,659,000	1,839,000
Valuation allowance	(1,503,000)	1,839,000
Net	$156,000	$-

A valuation allowance has been recorded against the realizability of the net deferred tax asset resulting in the recording of the asset in the accompanying financial statements of $156,000 and $0 at December 31, 2009 and 2008, respectively.  The valuation allowance totaled $1,503,000 and $1,839,000 at December 31, 2009 and 2008, respectively.

The Company has net operating loss carryovers available for federal and state tax purposes of approximately $4,600,000 and $5,000,000, at December 31, 2009 and 2008, respectively, which expire in varying amounts through 2029.

For the years ended December 31, 2009 and 2008, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2009	2008
Federal statutory rate	34.0	34.0
State tax	(11.5)	-
Non-deductible expense	(4.7)	-
Valuation allowance	(7.2)	-
Effective rate	10.6%	34.0%

	2009	2008
Current expense - state	$97,000	$-
Deferred expense:
NOL utilization/expiration	345,000	275,000
Other temporary differences	(165,000)	49,000
Change in valuation allowance	(336,000)	(324,000)
Total	$(59,000)	$-

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 11.	Income Taxes (continued)

The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2009 and 2008.

The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions in which we operate.  The Company does, however, have prior year net operating losses which remain open for examination.

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

•
Long-term note payable obligation: Amounts reported in the balance sheet approximate fair value as the interest rate on the obligation is 3%.  There is also a one-quarter percent annual servicing fee to be charged monthly on the outstanding principal balance.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

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

Balance at December 31, 2007	$9,034
Increase in present value of the obligation
(accretion expense in the corresponding amount charged against earnings)	3,312

Balance at December 31, 2008	$12,346
Increase in present value of the obligation
(accretion expense in the corresponding amount charged against earnings)	6,624

Balance at December 31, 2009	$18,970

Note 14.	Subsequent Events

During December 2009 the Company entered into a lease agreement for additional production equipment in the amount of approximately $87,000.  The equipment is anticipated to be delivered and the lease is expected to commence in the first quarter of 2010.

On January 8, 2010 a total of 150,000 common stock warrants, which were originally in the estates of Dr. Edward R. Funk Sc.D., and Ingeborg V. Funk, founders of the Company, were exercised at a price of $2.50 per share.  The cash proceeds received were $375,000.