Form 10-Q
period 2010-03-31
SCI Engineered Materials, Inc.
filed 2010-04-29
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

3,723,775 shares of Common Stock, without par value, were outstanding at April 26, 2010.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3-4

	Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (unaudited)	5

	Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (unaudited)	6-7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	(Removed and Reserved).	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	21

Signatures.		21

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2010	2009
	(UNAUDITED)
CURRENT ASSETS
Cash	$1,392,032	$1,107,216
Accounts receivable
Trade, less allowance for doubtful accounts of $ 15,753	615,228	539,398
Contract	169,553	19,714
Other	11,175	11,000
Inventories	1,071,162	1,031,777
Deferred taxes	101,000	156,000
Prepaid expenses	1,207,603	977,536
Total current assets	4,567,753	3,842,641

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	4,944,525	4,933,855
Furniture and fixtures	129,389	127,451
Leasehold improvements	315,054	315,054
Construction in progress	172,106	22,966
	5,561,074	5,399,326
Less accumulated depreciation	(2,985,552)	(2,868,198)
	2,575,522	2,531,128

OTHER ASSETS
Deposits	23,882	21,909
Intangibles	40,585	41,358
Total other assets	64,467	63,267

TOTAL ASSETS	$7,207,742	$6,437,036

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2010	2009
	(UNAUDITED)
CURRENT LIABILITIES
Capital lease obligation, current portion	$373,475	$363,270
Note payable, current portion	62,864	62,394
Accounts payable	321,460	263,468
Customer deposits	1,481,897	1,319,455
Accrued compensation	104,864	67,863
Accrued expenses and other	210,892	210,294
Total current liabilities	2,555,452	2,286,744

Capital lease obligation, net of current portion	719,423	738,750
Note payable, net of current portion	301,326	317,219
Total liabilities	3,576,201	3,342,713

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 24,297 issued and outstanding	377,686	371,612
Common stock, no par value, authorized 15,000,000 shares; 3,723,775 and 3,571,775 shares issued and outstanding respectively	9,590,299	9,209,424
Additional paid-in capital	1,456,222	1,412,382
Accumulated deficit	(7,792,666)	(7,899,095)
	3,631,541	3,094,323

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,207,742	$6,437,036

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

PRODUCT REVENUE	$2,002,599	$1,655,110
CONTRACT RESEARCH REVENUE	238,513	246,425
	2,241,112	1,901,535

COST OF PRODUCT REVENUE	1,389,180	1,287,143
COST OF CONTRACT RESEARCH	174,230	186,872
	1,563,410	1,474,015

GROSS PROFIT	677,702	427,520

MARKETING AND SALES EXPENSE	154,322	168,092

GENERAL AND ADMINISTRATIVE EXPENSE	281,230	415,037

RESEARCH AND DEVELOPMENT EXPENSE	53,256	125,330

INCOME (LOSS) FROM OPERATIONS	188,894	(280,939)

OTHER INCOME (EXPENSE)
Interest income	1,055	2,494
Interest expense	(21,822)	(28,588)
	(20,767)	(26,094)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	168,127	(307,033)

INCOME TAX EXPENSE	(61,698)	(287)

INCOME (LOSS)	106,429	(307,320)

DIVIDENDS ON PREFERRED STOCK	(6,074)	(6,107)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$100,355	$(313,427)

EARNINGS PER SHARE - BASIC AND DILUTED (Note 6)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX PER COMMON SHARE
Basic	$0.05	$(0.09)
Diluted	$0.04	$(0.09)

INCOME (LOSS) APPLICABLE TO COMMON SHARES PER COMMON SHARE
Basic	$0.03	$(0.09)
Diluted	$0.03	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,711,942	3,562,037
Diluted	3,869,583	3,562,037

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$106,429	$(307,320)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and accretion	119,010	116,054
Amortization	772	772
Stock based compensation	53,663	231,290
Decrease in deferred tax asset	55,000	-
Inventory reserve	2,037	6,000
Provision for doubtful accounts	-	(8,947)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(225,843)	245,410
Inventories	(41,422)	376,845
Prepaid expenses	(230,067)	(312,950)
Other assets	(1,972)	3,258
Increase (decrease) in liabilities:
Accounts payable	57,992	7,007
Accrued expenses and customer deposits	198,384	(170,205)
Total adjustments	(12,446)	494,534
Net cash provided by operating activities	93,983	187,214

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(75,086)	(60,116)
Net cash used in investing activities	(75,086)	(60,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	2,125	1,550
Proceeds from exercise of common stock warrants	375,000	-
Principal payments on capital lease obligations and note payable	(111,206)	(84,467)
Net cash provided by (used in) financing activities	265,919	(82,917)

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
NET INCREASE IN CASH	$284,816	$44,181

CASH - Beginning of period	1,107,216	1,399,050

CASH - End of period	$1,392,032	$1,443,231

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest, net	$21,822	$28,588
Income taxes	$150	$150

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

Property and equipment purchased by capital lease	$86,661	$468,350

Property & equipment accrued asset retirement obligation increase	$1,656	$1,656

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES

Stock based compensation	$53,663	$231,290

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.                    Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  The Company develops, commercializes technologies and manufactures ceramics and metals for advanced applications in the physical vapor deposition industry including: Photonics, Solar, Thin Film Battery, Semiconductor, and, to a lesser extent High Temperature Superconductor (HTS) materials.  Photonics currently represents the Company’s largest market.  Solar is an industry that is exhibiting rapid growth.  Thin Film Battery is a developing market where manufacturers of batteries use the Company’s products to produce very small power supplies with small quantities of stored energy.    Semiconductor is a developing market.

Note 2.                    Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009.  Interim results are not necessarily indicative of results for the full year.

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

Stock Based Compensation

Stock Based Compensation - Compensation cost recognized in 2010 and 2009 includes compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification.  Non cash stock based compensation costs were $53,663 and $231,290 for the three months ended March 31, 2010 and 2009, respectively.   On January 2, 2009, the Stock Option and Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the grant of options to purchase a total of 450,000 shares of the Company’s common stock, effective January 2, 2009, to the Company’s Chief Executive Officer and three other executive officers.  The Committee also approved the grant of options to purchase 90,000 shares to the four non-employee board members.  Pursuant to the terms of the agreements, the options have an exercise price of $6.00 per share, the closing price of the Company’s common stock as reported on the OTC Bulletin Board regulated quotation service on January 2, 2009.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options

On January 8, 2010 a total of 150,000 common stock warrants, which were originally in the estates of Dr. Edward R. Funk Sc.D., and Ingeborg V. Funk, founders of the Company, were exercised at a price of $2.50 per share.  The cash proceeds received were $375,000.  407,057 common stock warrants are due to expire in 2010.

The cumulative status of options granted and outstanding at March 31, 2010, and December 31, 2009, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2008	362,750	$2.14
Granted	450,000	6.00
Exercised	(6,250)	2.03
Forfeited	(10,250)	3.05
Outstanding at December 31, 2009	796,250	$4.31
Granted	-	-
Exercised	-	-
Forfeited	(500)	2.13
Outstanding at March 31, 2010	795,750	$4.31
Shares exercisable at December 31, 2009	369,325	$2.52
Shares exercisable at March 31, 2010	413,825	$2.90

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2008	233,500	$2.54
Granted	90,000	6.00
Exercised	(4,000)	2.13
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2009	319,500	$3.52
Granted	-	-
Exercised	(1,000)	2.13
Expired	(1,000)	2.13
Forfeited	-	-
Outstanding at March 31, 2010	317,500	$3.53
Shares exercisable at December 31, 2009	259,500	$2.95
Shares exercisable at March 31, 2010	287,500	$3.27

Exercise prices for options range from $1.00 to $6.00 at March 31, 2010.  The weighted average option price for all options outstanding is $4.09 with a weighted average remaining contractual life of 5.6 years.

Note 4.	Preferred Stock

On February 15, 2010 the Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2009.

Note 5.	Inventory

Inventory is comprised of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Raw materials	$392,118	$371,060
Work-in-progress	519,688	506,288
Finished goods	210,989	204,026
Inventory reserve	(51,633)	(49,597)
	$1,071,162	$1,031,777

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6.	Earnings Per Share

Basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average of common shares outstanding.  Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares.  Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants.  At March 31, 2009 all common stock options and warrants were anti-dilutive due to the net loss.  The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,
	2010	2009
Income (loss) applicable
to common shares	$100,355	$(313,427)

Weighted average
common shares
outstanding – basic	3,711,942	3,562,037

Effect of dilutions -
options and warrants	157,641	-

Weighted average
shares outstanding –
diluted	3,869,583	3,562,037

Note 7.                   Capital Requirements

The Company’s accumulated deficit since inception was $7,792,666 (unaudited) at March 31, 2010.  While the Company has been profitable in three of the past four years, the historical losses have been financed primarily from additional investments and loans by major shareholders and private offerings of common stock and warrants to purchase common stock.  The Company cannot assure that it will continue to operate at a profit or it will be able to raise additional capital in the future to fund its operations.

As of March 31, 2010, cash on-hand was $1,392,032.  Management believes, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through March 31, 2011.

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

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8.                  Note Payable

On December 14, 2009, the Company issued a Promissory Note dated as of December 14, 2009, to The Huntington National Bank, as Lender, pursuant to a Business Loan Agreement dated as of December 14, 2009.  The Note is secured by a Commercial Security Agreement granting the Lender a security interest in the Company’s inventory, equipment and accounts.  This Note replaces the Note previously signed on January 13, 2009 which matured on January 1, 2010.  As of March 31, 2010 there was no outstanding balance.

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

Note 9.                  Concentration - Supplier

At March 31, 2010 the Company had a prepaid expense of approximately $1.1 million to a supplier for the purchase of raw material.  The Company is confident the supplier, with revenues of several billion dollars, will continue to deliver the raw material as agreed upon.

Note 10.               Income Taxes

Income tax expense consists of the following:

	2009	2008
Federal – deferred	$55,000	$-
State and local	6,698	287
	$61,698	287

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2009.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy.  Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission.  One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections.  Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Overview

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We develop, commercialize technologies and manufacture ceramics and metals for advanced applications in the physical vapor deposition industry including: Photonics, Solar, Thin Film Battery, Semiconductor, and, to a lesser extent HTS materials.  Photonics currently represents the largest market for our targets.  Solar is an industry that is exhibiting rapid growth and we expect this market to grow quickly.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy.    Semiconductor is a developing market for us.  In recent years we added to our sales staff for the purpose of focusing on opportunities for our products in the Solar industry.  We also added staff to our Technology group for the development of innovative products.  Late in the second quarter of 2009 we received an order from a solar customer that was in excess of $1 million.  Nearly the entire amount shipped before December 31, 2009.  Late in the fourth quarter this same customer placed another order greater than $1 million.  This entire order is expected to ship during the first half of 2010.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the three months ended March 31, 2010, we had revenues of $2,241,112.  This was an increase of $339,577, or 17.9%, compared to the three months ended March 31, 2009.  The increase in revenues can be attributed to an increase in product revenue, particularly in the Solar market.  Product revenue increased $347,489 for the three months ended March 31, 2010 from the same time period in 2009, or 21.0%.    Contract research revenue decreased slightly to $238,513 from $246,425 for the first quarter of 2010 compared to the first quarter of 2009.

Gross profit increased $250,182 to $677,702, or 58.5% for the three months ended March 31, 2010 compared to the same three months in 2009.  The increase in gross profit can be attributed to the increase in product revenue as mentioned above, particularly in the Solar market.  Gross margin was 30.2% of total revenues for the first three months of 2010 compared to 22.5% for the same period in 2009.

For the three months ended March 31, 2010, we had income before provision for income tax of $168,127 compared to a loss of $307,033 for the three months ended March 31, 2009.  We had income applicable to common shares of $100,355 for the three months ended March 31, 2010 compared to a loss of $313,427 for the same period in 2009.  This increase can be attributed to the increase in revenue previously mentioned and a reduction of operating expenses of approximately $220,000. Non-cash stock based compensation operating expenses decreased to approximately $49,000 in the first quarter of 2010 from approximately $224,000 in the first quarter of 2009.

Given current market opportunities, we continued to invest in expanding production, R&D, marketing, and sales.  This has resulted in trial and qualification orders that were shipped to customers in the solar industry throughout 2009 and the first quarter of 2010.  This should allow us to gain market share and to be poised to receive large orders in targeted applications.

Subsequent to the first quarter of 2010, in April, we received ISO 9001:2008 registration, an internationally recognized quality standard.  Prior to April 2010 we were ISO 9001:2000 registered.

During the first quarter of 2010 a total of 150,000 common stock warrants, which were originally in the estates of Dr. Edward R. Funk Sc.D., and Ingeborg V. Funk, founders of our company, were exercised at a price of $2.50 per share.  The cash proceeds received were $375,000.

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (OTFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets.  These targets are used in the manufacture of thin film photovoltaics.  This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology.   The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010.

During the third quarter of 2009 we received notification from the Department of Energy of an Assistance Agreement in the amount of approximately $750,000.   The award was subsequently reduced to approximately $650,000.  An amount of $117,076 was approved so the work could begin in the third quarter of 2009.  The remaining balance is expected to be approved during the second quarter of 2010.  This grant provides support for Phase II of a Small Business Innovation

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

RESULTS OF OPERATIONS

Three months ended March 31, 2010 (unaudited) compared to three months ended March 31, 2009 (unaudited):

Revenues

Revenues for the three months ended March 31, 2010 were $2,241,112 compared to $1,901,535, for the same period last year, an increase of $339,577 or 17.9%.  The increase in revenues can be attributed to an increase in product revenue, particularly in the Solar market.  Product revenue increased $347,489 for the three months ended March 31, 2010 from the same time period in 2009, or 21.0%.    Contract research revenue decreased slightly to $238,513 from $246,425 for the first quarter of 2010 compared to the first quarter of 2009.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross Profit

Gross profit for the three months ended March 31, 2010 was $677,702 which represented gross margin of 30.2% of total revenue compared to $427,520 and 22.5% of total revenue for the three months ended March 31, 2009.  The increase in gross profit and gross margin can be attributed to the increase in product revenue previously mentioned, particularly in the Solar market.

Marketing and Sales Expense

Marketing and Sales expense for the three months ended March 31, 2010 decreased 8.2% to $154,322 from $168,092 for the same period in 2009.  The decrease was due to less non-cash stock based compensation expense of approximately $21,000.  A decrease in wages partially offset an increase in manufacturer’s sales representative commissions in the first quarter of 2010.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2010 decreased to $281,230 from $415,037 for the three months ended March 31, 2009, or 32.2%.  The decrease was the result of less non-cash stock based compensation expense of approximately $136,000.

Research and Development Expense

During the first quarter of 2010 most of our research and development resources were applied to the five ongoing R&D contracts.  Research and development expense for the first three months of 2010 was $53,256 compared to $125,330 for the same period in 2009, a decrease of 57.5%.  The decrease was due to less non-cash stock based compensation expense (approximately $20,000) and less materials used for internal research.

Interest Income and Expense

Interest income was $1,055 and $2,494 for the three months ended March 31, 2010 and 2009, respectively.   The decrease in interest rates reduced the amount of interest earned.

Interest expense was $21,822 and $28,588 for the three months ended March 31, 2010 and 2009, respectively.  The decrease was due to the maturity of four capital leases plus more principal and less interest being applied to ongoing capital lease payments.

Income Tax Expense

Income tax expense for the three months ended March 31, 2010 was $61,698 compared to $287 for the three months ended March 31, 2009.  The deferred tax benefit of $156,000 at December 31, 2009 was reduced by $55,000 during the first quarter of 2010 to account for usage of prior net operating losses against current year income.

INCOME (LOSS) APPLICABLE TO COMMON SHARES

Income applicable to common shares was $100,355, or $0.03 per common share, for the three months ended March 31, 2010 compared to a loss applicable to common shares of $313,427, or $(0.09) per common share for the three months ended March 31, 2009.  The income or loss applicable to common shares includes loss or income after provision for income tax and the accretion of Series B preferred stock dividends.  Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Accrued dividends on the Series B preferred stock was $6,074 and $6,107 for the three months ended March 31, 2010 and 2009, respectively.  Basic income or loss per common share before provision for income tax was $0.05 and $(0.09) for the three months ended March 31, 2010 and 2009, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Basic and diluted income applicable to common shares for the three months ended March 31, 2010 was $0.03 per common share based on 3,711,942 and 3,869,583 weighted average shares outstanding, respectively.  The weighted averaged shares outstanding were 3,562,037 at March 31, 2009.  All outstanding common stock equivalents were anti-dilutive for the three months ended March 31, 2009 due to the net loss.

The following schedule represents our outstanding common shares during the period of 2010 through 2019 assuming all outstanding stock options and stock warrants are exercised during the year of expiration.  If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,520,307 to 5,244,082 by December 31, 2019.  Exercise prices for options and warrants range from $1.00 to $6.00 at March 31, 2010.  Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and Warrants due to expire	Potential Shares Outstanding
2010	442,057	4,165,832
2011	62,500	4,228,332
2012	169,000	4,397,332
2013	30,250	4,427,582
2014	180,000	4,607,582
2015	140,000	4,747,582
2016	37,000	4,784,582
2017	-	4,784,582
2018	9,500	4,794,082
2019	450,000	5,244,082

LIQUIDITY AND WORKING CAPITAL

At March 31, 2010, working capital was $2,012,301 compared to $1,597,662 at March 31, 2009. We provided cash from operations of approximately $94,000 and $187,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.   Non-cash items including depreciation, accretion and amortization, stock based compensation, change in deferred tax asset, inventory reserve on excess and obsolete inventory, and provision for doubtful accounts were approximately $230,000 and $345,000, respectively, for the three months ended March 31, 2010 and 2009.  Accounts receivable, inventory, prepaid expenses and other assets increased approximately $499,000 for the three months ended March 31, 2010.  Accounts receivable, inventory, prepaid expenses and other assets decreased approximately $313,000 for the three months ended March 31, 2009.  Accounts payable, accrued expenses and customer deposits increased approximately $256,000 for the three months ended March 31, 2010.  Accounts payable, accrued expenses and customer deposits decreased approximately $163,000 for the three months ended March 31, 2009.  Cash of approximately $75,000 and $60,000 was used for investing activities for the three months ended March 31, 2010 and 2009, respectively.  The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash of approximately $266,000 was provided by financing activities during the three months ended March 31, 2010.  Principal payments to third parties for capital lease obligations and a note payable approximated $111,000.  Proceeds received from the exercise of common stock warrants were $375,000. Proceeds received from the exercise of common stock options were $2,125.  We incurred new capital lease obligations of approximately $87,000 for new production equipment.

During the three months ended March 31, 2009 cash of approximately $83,000 was used for financing activities.  Principal payments to third parties for capital lease obligations approximated $84,000.  Proceeds received from the exercise of common stock options were $1,550.  We incurred new capital lease obligations of approximately $468,000 for new production equipment.

RISK FACTORS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The following factors, as well as the factors listed under the caption “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on February 17, 2010, have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by us.  Investors should consider carefully these risks and speculative factors inherent in and affecting our business and an investment in our common stock.

Historically we have experienced significant operating losses and may continue to do so in the future.

While we have had profitable operations in three of the past four years, profits have not been consistent and we financed the historical losses primarily from additional investments and loans by our major shareholders and private offerings of common stock and warrants to purchase common stock. We cannot assure you that we will be able to raise additional capital in the future to fund our operations.  While certain of our major shareholders have advanced funds in the form of secured debt, subordinated debt, accounts payable and guaranteeing bank debt in the past, there is no commitment by these individuals to continue funding us or guaranteeing bank debt in the future.

We will continue to seek new financing or equity financing arrangements.  However, we cannot be certain that it will be successful in efforts to raise additional funds.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes.  Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 describes the significant accounting policies and methods used in the preparation of the Financial Statements.  Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, and assessing changes in which impairment of certain long-lived assets may occur.   Actual results could differ from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.  The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable.  If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.  Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.  Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us.  Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that the our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as  amended ("Exchange Act") were effective as of March 31, 2010 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.                    Controls and Procedures (continued)

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on February 17, 2010 for the year ended December 31, 2009, relating to insufficient segregation of duties consistent with control objectives.  Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals.

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

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2010 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures.  Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.   As a result, no corrective actions were required or undertaken.

Part II.   Other Information

Item 6.	Exhibits.

	10.1	Description of exercise of 150,000 common stock warrants (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2010).

	31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

	31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

	32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

	99.1	Press Release dated April 29, 2010, entitled “SCI Engineered Materials, Inc. Reports Significantly Improved First Quarter 2010 Results.”

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: April 29, 2010	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)