Form 10-Q
period 2010-06-30
SCI Engineered Materials, Inc.
filed 2010-07-27
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

3,773,008 shares of Common Stock, without par value, were outstanding at July 20, 2010.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	5

	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	(Removed and Reserved).	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	21

Signatures.		21

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2010	2009
	(UNAUDITED)
CURRENT ASSETS
Cash	$1,594,168	$1,107,216
Accounts receivable
Trade, less allowance for doubtful accounts of $15,753	618,539	539,398
Contract	127,550	19,714
Other	8,385	11,000
Inventories	1,410,619	1,031,777
Deferred taxes	84,000	156,000
Prepaid expenses	322,460	977,536
Total current assets	4,165,721	3,842,641

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	5,165,395	4,933,855
Furniture and fixtures	130,798	127,451
Leasehold improvements	315,054	315,054
Construction in progress	93,419	22,966
	5,704,666	5,399,326
Less accumulated depreciation	(3,064,061)	(2,868,198)
	2,640,605	2,531,128

OTHER ASSETS
Deposits	15,655	21,909
Intangibles	39,813	41,358
Total other assets	55,468	63,267

TOTAL ASSETS	$6,861,794	$6,437,036

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2010	2009
	(UNAUDITED)
CURRENT LIABILITIES
Capital lease obligation, current portion	$390,825	$363,270
Note payable, current portion	63,336	62,394
Accounts payable	386,297	263,468
Customer deposits	830,083	1,319,455
Accrued compensation	149,564	67,863
Accrued expenses and other	222,065	210,294
Total current liabilities	2,042,170	2,286,744

Capital lease obligation, net of current portion	709,202	738,750
Note payable, net of current portion	285,314	317,219
Total liabilities	3,036,686	3,342,713

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; 24,297 shares issued and outstanding	383,760	371,612
Common stock, no par value, authorized 15,000,000 shares; 3,773,008 and 3,571,755 shares issued and outstanding, respectively	9,719,118	9,209,424
Additional paid-in capital	1,500,061	1,412,382
Accumulated deficit	(7,777,831)	(7,899,095)
	3,825,108	3,094,323

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,861,794	$6,437,036

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

PRODUCT REVENUE	$2,354,405	$1,055,404	$4,357,005	$2,710,514
CONTRACT RESEARCH REVENUE	206,259	254,649	444,772	501,074
	2,560,664	1,310,053	4,801,777	3,211,588

COST OF PRIODUCT REVENUE	1,735,227	881,904	3,124,408	2,169,047
COST OF CONTRACT RESEARCH	159,289	179,159	333,519	366,031
	1,894,516	1,061,063	3,457,927	2,535,078

GROSS PROFIT	666,148	248,990	1,343,850	676,510

MARKETING AND SALES EXPENSE	155,908	146,358	310,230	314,450

GENERAL AND ADMINISTRATIVE EXPENSE	314,981	288,347	596,211	703,383

RESEARCH AND DEVELOPMENT EXPENSE	147,505	79,247	200,761	204,577

INCOME (LOSS) FROM OPERATIONS	47,754	(264,962)	236,648	(545,900)

OTHER INCOME (EXPENSE)
Interest income	1,607	2,352	2,663	4,846
Interest expense	(23,109)	(28,635)	(44,931)	(57,223)
Financing expense	-	(76,387)	-	(76,387)
Gain on disposal of equipment	10,251	-	10,251	-
	(11,251)	(102,670)	(32,017)	(128,764)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	36,503	(367,632)	204,631	(674,664)

INCOME TAX EXPENSE	(21,670)	(287)	(83,367)	(575)

NET INCOME (LOSS)	14,833	(367,919)	121,264	(675,239)

DIVIDENDS ON PREFERRED STOCK	(6,074)	(6,108)	(12,149)	(12,215)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$8,759	$(374,027)	$109,115	$(687,454)

EARNINGS PER SHARE - BASIC AND DILUTED (Note 6)

INCOME (LOSS) APPLICABLE TO COMMON SHARES PER COMMON SHARE
Basic	$0.00	$(0.10)	$0.03	$(0.19)
Diluted	$0.00	$(0.10)	$0.03	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,742,039	3,562,259	3,727,074	3,562,149
Diluted	3,882,826	3,562,259	3,873,231	3,562,149

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$121,264	$(675,239)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and accretion	239,993	227,329
Amortization	1,544	1,544
Stock based compensation	103,577	281,203
Financing expense related to warrant expiration date extension	-	76,387
Gain on sale of equipment	(10,251)	-
Deferred taxes	72,000	-
Inventory reserve	11,591	12,000
Credit for doubtful accounts	-	(8,947)
Changes in operating assets and liabilities:
Accounts receivable	(184,361)	138,422
Inventories	(390,433)	393,752
Prepaid expenses	655,076	(683,116)
Other assets	6,255	(4,518)
Accounts payable	122,829	24,856
Accrued expenses and customer deposits	(399,213)	158,394
Net cash from operating activities	349,871	(57,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	10,500	-
Purchases of property and equipment	(153,742)	(106,250)
Net cash used in investing activities	(143,242)	(106,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	15,145	1,550
Net proceeds from exercise of common stock warrants	490,799	-
Payments related to Preferred Series B dividend	-	(24,430)
Principal payments on capital lease obligations and note payable	(225,621)	(171,492)
Net cash provided by (used in) financing activities	280,323	(194,372)

NET INCREASE (DECREASE) IN CASH	486,952	(358,555)

CASH - Beginning of period	1,107,216	1,399,050

CASH - End of period	$1,594,168	$1,040,495

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest, net	$44,931	$57,223
Income taxes	1,650	2,450

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment purchased by capital lease	192,665	555,700
Machinery & equipment accrued asset retirement obligation increase	3,312	3,312
Financing expense related to warrant extension	-	76,387

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

Stock Based Compensation

Stock Based Compensation - Compensation cost recognized in 2010 and 2009 includes compensation cost for stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification.  Non cash stock based compensation costs were $103,577 and $281,203 for the six months ended June 30, 2010 and 2009, respectively.   On January 2, 2009, the Stock Option and Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the grant of options to purchase a total of 450,000 shares of the Company’s common stock, effective January 2, 2009, to the Company’s Chief Executive Officer and three other executive officers.  The Committee also approved the grant of options to purchase 90,000 shares to the four non-employee board members.  Pursuant to the terms of the agreements, the options have an exercise price of $6.00 per share, the closing price of the Company’s common stock as reported on the OTC Bulletin Board regulated quotation service on January 2, 2009.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options

On May 31, 2010 a total of 40,833 common stock warrants were exercised at a price of $2.88 per common share.  The cash proceeds were $117,599.  On January 8, 2010 a total of 150,000 common stock warrants, which were originally in the estates of Dr. Edward R. Funk Sc.D., and Ingeborg V. Funk, founders of the Company, were exercised at a price of $2.50 per share.  The cash proceeds received were $375,000.

A total of 99,585 common stock warrants at a price of $2.88 expired on May 31, 2010.  The Company has 246,639 common stock warrants at a price of $3.00 due to expire in October 2010.  The Company also has 20,000 common stock warrants at a price of $2.50 due to expire in November 2010.

The cumulative status of options granted and outstanding at June 30, 2010, and December 31, 2009, as well as options which became exercisable in connection with the Stock Option Plans are summarized as follows:

Employee Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2008	362,750	$2.14
Granted	450,000	6.00
Exercised	(6,250)	2.03
Forfeited	(10,250)	3.05
Outstanding at December 31, 2009	796,250	$4.31
Granted	-	-
Exercised	(8,400)	1.55
Forfeited	(500)	2.13
Outstanding at June 30, 2010	787,350	$4.34
Shares exercisable at December 31, 2009	369,325	$2.52
Shares exercisable at June 30, 2010	415,200	$2.94

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

Non-Employee Director Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2008	233,500	$2.54
Granted	90,000	6.00
Exercised	(4,000)	2.13
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2009	319,500	$3.52
Granted	-	-
Exercised	(1,000)	2.13
Expired	(1,000)	2.13
Forfeited	-	-
Outstanding at June 30, 2010	317,500	$3.53
Shares exercisable at December 31, 2009	259,500	$2.95
Shares exercisable at June 30, 2010	287,500	$3.27

Exercise prices for options range from $1.00 to $6.00 at June 30, 2010.  The weighted average option price for all options outstanding is $4.11 with a weighted average remaining contractual life of 5.3 years.

Note 4.	Preferred Stock

On February 15, 2010 the Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2009.  Accrued dividends on the Series B preferred stock were $12,149 and $12,215 for the six months ended June 30, 2010 and 2009, respectively.

Note 5.	Inventories

Inventories are comprised of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
Raw materials	$406,942	$371,060
Work-in-progress	844,965	506,288
Finished goods	219,345	204,026
Inventory reserve	(60,633)	(49,597)
	$1,410,619	$1,031,777

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6.	Earnings Per Share

Basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average of common shares outstanding.  Diluted earnings per share is calculated as income available to common stockholders divided by the diluted weighted average number of common shares.  Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants.  At June 30, 2009 all common stock options and warrants were anti-dilutive due to the net loss.  The following is provided to reconcile the earnings per share calculations:

	For three months ended June 30,		For six months ended June 30,
	2010	2009	2010	2009
Income (loss) applicable to common shares	$8,759	$(374,027)	$109,115	$(687,454)

Weighted average common shares outstanding – basic	3,742,039	3,562,259	3,727,074	3,562,149

Effect of dilutions	140,787	-	146,157	-

Weighted average shares outstanding – diluted	3,882,826	3,562,259	3,873,231	3,562,149

Note 7.                Notes Payable

In December 2009, the Company issued a Promissory Note to The Huntington National Bank, as Lender, pursuant to a Business Loan Agreement dated as of December 14, 2009.  The Note is collateralized by a Commercial Security Agreement granting the Lender a security interest in the Company’s inventory, equipment and accounts receivable.  As of June 30, 2010 there was no outstanding balance on the Revolving Note.

Among other items, the Revolving Note provides for the following:

•
At no time shall the outstanding balance of the principal sum of the Revolving Note exceed the lesser of (1) $500,000 or (2) an amount equal to the sum of 80% of Eligible Accounts plus the lesser of (A) 50% of Eligible inventory or (B) $200,000.

•
Interest on the Revolving Note is subject to change from time to time based on changes in an independent index (LIBOR).  The index at the inception of the Note was 0.235% per annum.  The interest rate to be applied to the unpaid principal balance will be at a rate of 2.75 percentage points over the index.

•	All accrued interest is payable monthly. Any outstanding principal and accrued interest owed on the Revolving Note matures on January 15, 2011.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.                Notes Payable (continued)

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development in the amount of $400,000.  These funds were received in July of 2008.  The proceeds were used to reduce the balance on outstanding capital lease obligations.  The term of the loan is 84 months at an interest rate of 3%. There is also a one-quarter percent annual servicing fee to be charged monthly on the outstanding principal balance.  During each of the first 12 months the Company made only monthly servicing fee and interest payments per the loan agreement.  During months 13 through 84, the Company is making monthly servicing fee, interest and principal payments.  The loan principal balance will be fully amortized over the last 72 months.  The Note is secured by a Security Agreement granting the Lender a security interest in the project equipment.

Note 8.                Concentration Risk

At June 30, 2010 the Company had a prepaid expense of approximately $200,000 to a supplier for the purchase of raw material.  The supplier, with revenues of several billion dollars, continues to deliver the raw material as agreed upon.

At June 30, 2010 the Company had a receivable of approximately $190,000 from a customer.  This balance is consistent with month end balances for the past year.  None of the outstanding balance was past due as of June 30, 2010.

Note 9.                Income Taxes

Income tax expense consists of the following for the six months ended June 30, 2010 and 2009, respectively:

	2010	2009
Federal – deferred	$72,000	$-
State and local	11,367	575
	$83,367	575

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events, unless necessary to prevent such statements from becoming misleading.  New factors emerge from time to time and it is not possible for us to predict all factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We develop, commercialize technologies and manufacture ceramics and metals for advanced applications in the physical vapor deposition industry including: Photonics, Solar, Thin Film Battery, Semiconductor, and, to a lesser extent HTS materials.  Photonics currently represents the largest market for our targets.  Solar is an industry that is exhibiting rapid growth and we expect this market to grow quickly.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy.    Semiconductor is a developing market for us.  In recent years we added to our sales staff for the purpose of focusing on opportunities for our products in the Solar industry.  We also added staff to our Technology group for the development of innovative products.  Late in the second quarter of 2009 we received an order from a solar customer that was in excess of $1 million.  Nearly the entire amount of this order shipped before December 31, 2009.  Late in the fourth quarter this same customer placed another order greater than $1 million.  Nearly the entire order shipped during the first half of 2010.  We continue to receive ongoing orders from this customer.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the six months ended June 30, 2010, we had revenues of $4,801,777.  This was an increase of $1,590,189, or 49.5%, compared to the six months ended June 30, 2009.  The increase in revenues can be attributed to an increase in product revenue, particularly in the Solar market.  Product revenue increased $1,646,491, or 60.7%, for the six months ended June 30, 2010 from the same period in 2009.   Contract research revenue decreased to $444,772 from $501,074 for the first half of 2010 compared to the first half of 2009, due to the completion of certain milestones related to these programs.

Gross profit increased $667,340 to $1,343,850, or 98.6% for the six months ended June 30, 2010 compared to the same six months in 2009.  The increase in gross profit can be attributed to the increase in product revenue as mentioned above, particularly in the Solar market.  During the second quarter of 2010 we incurred higher costs related to qualification of new products versus the same period last year.  Our products continue to be evaluated by a growing number of companies engaged in the global solar market.  Gross margin was 28.0% of total revenues for the first six months of 2010 compared to 21.1% for the same period in 2009, reflecting higher product volume and improved product mix.

For the six months ended June 30, 2010, we had income before provision for income tax of $204,631 compared to a loss of $674,664 for the six months ended June 30, 2009.  We had income applicable to common shares of $109,115 for the six months ended June 30, 2010 compared to a loss of $687,454 for the same period in 2009.  This increase can be attributed to the increase in revenue previously mentioned and a reduction of operating expenses of approximately $115,000. Non-cash stock based compensation expenses decreased to approximately $100,000 in the first half of 2010 from approximately $281,000 in the first half of 2009.  In addition, the first half of 2009 included a one time non-cash charge of $76,387 for a financing charge related to the extension of expiration dates for common stock purchase warrants.

Given current market opportunities, we continued to invest in expanding production, R&D, marketing, and sales.  This has resulted in trial and qualification orders that were shipped to customers in the solar industry throughout 2009 and the first half of 2010.  This should allow us to gain market share and to be poised to receive large orders in targeted applications.

In April of 2010, we received ISO 9001:2008 registration, an internationally recognized quality standard.  Prior to April 2010 we were ISO 9001:2000 registered.

During the first quarter of 2010 a total of 150,000 common stock warrants, which were originally in the estates of Dr. Edward R. Funk Sc.D., and Ingeborg V. Funk, founders of our company, were exercised at a price of $2.50 per share.  The cash proceeds received were $375,000.  During the second quarter of 2010 a total of 40,833 common stock warrants were exercised at a price of $2.88 per common share.  The related cash proceeds were $117,599.

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets.  These targets are used in the manufacture of thin film photovoltaics.  This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology.   The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010.  The work on the contract is expected to continue through the first quarter of 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the third quarter of 2009 we received notification from the Department of Energy (DOE) of an Assistance Agreement in the amount of approximately $750,000 which was subject to final approval by the DOE.   The award was subsequently finalized at approximately $650,000.   This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.”  The work on the contract is expected to continue through August 2011.

In July 2009, we were selected by a customer as a subcontractor for an award granted by the Ohio Department of Development.  This award is entitled “Ohio-Based Manufacturing of Thin-Film Photovoltaics” and provides support for the development of alternate transparent conductive oxides. The tasks which we had been involved are not expected to be completed and it is anticipated that the program will conclude during the third quarter of 2010.   We could not provide material that met the customer’s revised timeline and specifications.  We billed approximately $5,000 to the customer for our work on the contract and we do not expect to perform any additional work.  The original amount of the subcontract work to be performed by us was $125,000.

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

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000.  The initial $125,000 was formally approved during 2008.  The remaining balance was approved in February 2009.  This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.”  The work on the contract began during the third quarter of 2008 and is expected to continue through the first quarter of 2011.

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

RESULTS OF OPERATIONS

Six and three months ended June 30, 2010 (unaudited) compared to six and three months ended June 30, 2009 (unaudited):

Revenues

Revenues for the six months ended June 30, 2010 were $4,801,777 compared to $3,211,588, for the same period last year, an increase of $1,590,189 or 49.5%.  The increase in revenues can be attributed to an increase in product revenue, particularly in the Solar market.  Product revenue increased $1,646,491, or 60.7%, for the six months ended June 30, 2010 from the same period in 2009.  Contract research revenue decreased to $444,772 from $501,074 for the first half of 2010 compared to the first half of 2009.   Revenues for the three months ended June 30, 2010 were $2,560,664 compared to $1,310,053, for the same period last year, an increase of $1,250,611 or 95.5%.  As previously mentioned this increase can be attributed to an increase in product revenue, particularly in the Solar market.  Product revenue increased $1,299,001, or 123.1%, for the three months ended June 30, 2010 from the same period in 2009. Contract research revenue decreased to $206,259 from $254,649 for the second quarter of 2010 compared to the second quarter of 2009, due to the completion of certain milestones related to these programs.

Gross Profit

Gross profit for the six months ended June 30, 2010 was $1,343,850, which represented gross margin of 28.0% of total revenue compared to $676,510 and 21.1% of total revenue for the six months ended June 30, 2009.  Gross profit for the three months ended June 30, 2010 was $666,148, which represented gross margin of 26.0% of total revenue compared to $248,990 and 19.0% of total revenue for the three months ended June 30, 2009.  The increase in gross profit and gross margin can be attributed to the increase in product revenue previously mentioned, particularly in the Solar market.  During the second quarter of 2010 we incurred higher costs related to qualification of new products versus the same period last year.  Our products continue to be evaluated by a growing number of companies engaged in the global solar market.

Marketing and Sales Expense

Marketing and Sales expense for the six months ended June 30, 2010 decreased 1.3% to $310,230 from $314,450 for the same period in 2009.  The decrease was due to less non-cash stock based compensation expense of approximately $21,000 as well as less travel related expenses of approximately $7,000.  These reductions, along with a slight decrease in wages helped offset an increase of approximately $36,000 in manufacturer’s sales representative commissions in the first half of 2010.  Marketing and Sales expense for the three months ended June 30, 2010 increased 6.5% to $155,908 from $146,358 for the same period in 2009.  The increase was due to higher manufacturer’s sales representative commissions in the second quarter of 2010 compared to the same period in 2009.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2010 decreased to $596,211 from $703,383, or 15.2%, for the six months ended June 30, 2009.  The decrease was the result of less non-cash stock based compensation expense of approximately $135,000. General and administrative expense for the three months ended June 30, 2010 was $314,981 compared to $288,347 for the three months ended June 30, 2009, an increase of 9.2%.  The increase was the result of the reinstatement of wage cuts introduced during the second quarter of 2009 as well as higher professional fees.

Research and Development Expense

Research and development expense for the first six months of 2010 was $200,761 compared to $204,577 for the same period in 2009, a decrease of 1.9%.    Research and development expense for the three months ended June 30, 2010 was $147,505 compared to $79,247 for the same period in 2009, an increase of 86.1%.  During the first quarter of 2010 most of our research and development resources were applied to ongoing R&D contracts.  The second quarter saw a return to more internal research involved with the solar industry.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Income and Expense

Interest income was $2,663 and $4,846 for the six months ended June 30, 2010 and 2009, respectively.   Interest income was $1,607 and $2,352 for the three months ended June 30, 2010 and 2009, respectively.   The decrease in interest rates reduced the amount of interest earned.

Interest expense was $44,931 and $57,223 for the six months ended June 30, 2010 and 2009, respectively.  Interest expense was $23,109 and $28,635 for the three months ended June 30, 2010 and 2009, respectively.  The decrease was due to the maturity of four capital leases plus more principal and less interest being applied to ongoing capital lease payments.

Other Expense

A one time non-cash financing expense associated with the extension of a warrant expiration date was approximately $76,000 during the six and three months ended June 30, 2009.  There was no such expense in 2010.

Income Tax Expense

Income tax expense for the six months ended June 30, 2010 was $83,367 compared to $575 for the six months ended June 30, 2009.  Income tax expense for the three months ended June 30, 2010 was $21,670 compared to $287 for the three months ended June 30, 2009.  The deferred tax benefit of $156,000 at December 31, 2009 was reduced by $72,000 during the first half of 2010 to account for the expected usage of prior net operating losses against current year income.

INCOME (LOSS) APPLICABLE TO COMMON SHARES

Income applicable to common shares was $109,115, or $0.03 per common share, for the six months ended June 30, 2010 compared to a loss applicable to common shares of $687,454, or $(0.19) per common share for the six months ended June 30, 2009.  The income or loss applicable to common shares includes income or loss after provision for income tax and the accretion of Series B preferred stock dividends.  Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Accrued dividends on the Series B preferred stock were $12,149 and $12,215 for the six months ended June 30, 2010 and 2009, respectively.  Basic income or loss per common share before provision for income tax was $0.05 and $(0.19) for the six months ended June 30, 2010 and 2009, respectively.

Income applicable to common shares was $8,759, or $0.00 per common share, for the three months ended June 30, 2010 compared to a loss applicable to common shares of $374,027, or $(0.10) per common share for the three months ended June 30, 2009.  The income or loss applicable to common shares includes income or loss after provision for income tax and the accretion of Series B preferred stock dividends.  Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Accrued dividends on the Series B preferred stock was $6,074 and $6,108 for the three months ended June 30, 2010 and 2009, respectively.  Basic income or loss per common share before provision for income tax was $0.01 and $(0.10) for the three months ended June 30, 2010 and 2009, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Basic and diluted income applicable to common shares for the six months ended June 30, 2010 was $0.03 per common share based on 3,727,074 and 3,873,231 weighted average shares outstanding, respectively.  The weighted averaged shares outstanding were 3,562,149 at June 30, 2009.  All outstanding common stock equivalents were anti-dilutive for the six months ended June 30, 2009 due to the net loss.

Basic and diluted income applicable to common shares for the three months ended June 30, 2010 was $0.00 per common share based on 3,742,039 and 3,882,826 weighted average shares outstanding, respectively.  The weighted averaged shares outstanding were 3,562,259 at June 30, 2009.  All outstanding common stock equivalents were anti-dilutive for the three months ended June 30, 2009 due to the net loss.

The following schedule represents our outstanding common shares during the period of 2010 through 2019 assuming all outstanding stock options and stock warrants are exercised during the year of expiration.  If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,371,489 to 5,144,497 by December 31, 2019.  Exercise prices for options and warrants range from $1.00 to $6.00 at June 30, 2010.  Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and Warrants due to expire	Potential Shares Outstanding
2010	301,639	4,074,647
2011	62,500	4,137,147
2012	160,600	4,297,747
2013	30,250	4,327,997
2014	180,000	4,507,997
2015	140,000	4,647,997
2016	37,000	4,684,997
2017	-	4,684,997
2018	9,500	4,694,497
2019	450,000	5,144,497

LIQUIDITY AND WORKING CAPITAL

At June 30, 2010, working capital was $2,123,551 compared to $1,266,378 at June 30, 2009. We provided cash from operations of approximately $350,000 for the six months ended June 30, 2010.  We used approximately $58,000 in cash from operations for the six months ended June 30, 2009.  Non-cash items including depreciation, accretion and amortization, stock based compensation, financing expense of warrant extension, change in deferred tax asset, inventory reserve on excess and obsolete inventory, and provision for doubtful accounts were approximately $429,000 and $590,000, respectively, for the six months ended June 30, 2010 and 2009.  Accounts receivable, inventory, prepaid expenses and other assets decreased approximately $87,000 for the six months ended June 30, 2010.  Accounts receivable, inventory, prepaid expenses and other assets increased approximately $155,000 for the six months ended June 30, 2009.  Accounts payable, accrued expenses and customer deposits decreased approximately $276,000 for the six months ended June 30, 2010.  Accounts payable, accrued expenses and customer deposits increased approximately $183,000 for the six months ended June 30, 2009.  Cash of approximately $143,000 and $106,000 was used for investing activities for the six months ended June 30, 2010 and 2009, respectively.  The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash of approximately $280,000 was provided by financing activities during the six months ended June 30, 2010.  Principal payments to third parties for capital lease obligations and a note payable approximated $226,000.  Proceeds received from the exercise of common stock warrants were $490,799.  Proceeds received from the exercise of common stock options were $15,145.  We incurred new capital lease obligations of approximately $193,000 for new production equipment.

During the six months ended June 30, 2009 cash of approximately $194,000 was used for financing activities.  Principal payments to third parties for capital lease obligations approximated $171,000.  Proceeds received from the exercise of common stock options were $1,550. Payments related to Series B Preferred stock dividends were $24,430.  We incurred new capital lease obligations of approximately $556,000 for new production equipment.

As of June 30, 2010, cash on-hand was $1,594,168.  We believe, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through June 30, 2011.

We have the ability to draw on a Revolving Note from The Huntington National Bank.  The principal amount of the Revolving Note is $500,000.  As of June 30, 2010 there was no outstanding balance on the Revolving Note.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as  amended ("Exchange Act") were effective as of June 30, 2010 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions or that the degree of compliance with the policies or procedures may deteriorate.

Internal Controls over Financial Reporting

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the six months ended June 30, 2010 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures.  Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.   As a result, no corrective actions were required or undertaken.

Part II.   Other Information

Item 6.	Exhibits.

10.1	Description of exercise of 40,833 common stock warrants (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 4, 2010).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated July 27, 2010, entitled “SCI Engineered Materials, Inc. Reports Second Quarter 2010 Results.”

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: July 27, 2010	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)