Form 10-Q
period 2010-09-30
SCI Engineered Materials, Inc.
filed 2010-11-01
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

3,773,298 shares of Common Stock, without par value, were outstanding at October 20, 2010.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of September 30, 2010 (unaudited)
	and December 31, 2009	3

	Statements of Operations for the Three and Nine Months
	Ended September 30, 2010 and 2009 (unaudited)	5

	Statements of Cash Flows for the Nine Months
	Ended September 30, 2010 and 2009 (unaudited)	6

	Statement of Shareholders’ Equity for the Nine Months
	Ended September 30, 2010 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	(Removed and Reserved).	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	22

Signatures.		22

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2010	2009
	(UNAUDITED)
CURRENT ASSETS
Cash	$1,536,513	$1,107,216
Accounts receivable
Trade, less allowance for doubtful accounts of $16,000	561,377	539,398
Contract	115,820	19,714
Other	7,394	11,000
Inventories	965,773	1,031,777
Deferred income taxes	112,000	156,000
Prepaid expenses	45,551	977,536
Total current assets	3,344,428	3,842,641

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	5,188,665	4,933,855
Furniture and fixtures	134,666	127,451
Leasehold improvements	315,054	315,054
Construction in progress	75,128	22,966
	5,713,513	5,399,326
Less accumulated depreciation	(3,127,325)	(2,868,198)
	2,586,188	2,531,128

OTHER ASSETS
Deposits	15,394	21,909
Intangibles	39,041	41,358
Total other assets	54,435	63,267

TOTAL ASSETS	$5,985,051	$6,437,036

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2010	2009
	(UNAUDITED)
CURRENT LIABILITIES
Capital lease obligation, current portion	$395,936	$363,270
Note payable, current portion	63,813	62,394
Accounts payable	423,342	263,468
Customer deposits	80,264	1,319,455
Accrued compensation	112,326	67,863
Accrued expenses and other	208,222	210,294
Total current liabilities	1,283,903	2,286,744

Capital lease obligation, net of current portion	608,380	738,750
Note payable, net of current portion	269,181	317,219
Total liabilities	2,161,464	3,342,713

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Convertible preferred stock, Series B, 10% cumulative,
nonvoting, no par value, $10 stated value, optional
redemption at 103%; optional shareholder conversion 2 shares for 1;
24,152 and 24,297 shares issued and outstanding, respectively	387,592	371,612
Common stock, no par value, authorized 15,000,000 shares;
3,773,298 and 3,571,755 shares issued and outstanding, respectively	9,721,360	9,209,424
Additional paid-in capital	1,543,900	1,412,382
Accumulated deficit	(7,829,265)	(7,899,095)
	3,823,587	3,094,323

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,985,051	$6,437,036

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2010	2009	2010	2009

PRODUCT REVENUE	$2,191,843	$2,028,355	$6,548,847	$4,738,869
CONTRACT RESEARCH REVENUE	241,538	196,401	686,311	697,475
	2,433,381	2,224,756	7,235,158	5,436,344

COST OF PRODUCT REVENUE	1,746,844	1,481,956	4,871,252	3,651,003
COST OF CONTRACT RESEARCH	170,592	190,501	504,111	556,532
	1,917,436	1,672,457	5,375,363	4,207,535

GROSS PROFIT	515,945	552,299	1,859,795	1,228,809

MARKETING AND SALES EXPENSE	185,767	178,107	495,997	492,557

GENERAL AND ADMINISTRATIVE EXPENSE	265,843	273,185	862,054	976,568

RESEARCH AND DEVELOPMENT EXPENSE	119,979	59,829	320,740	264,406

INCOME (LOSS) FROM OPERATIONS	(55,644)	41,178	181,004	(504,722)

OTHER INCOME (EXPENSE)
Interest income	1,531	842	4,194	5,688
Interest expense	(21,623)	(26,834)	(66,555)	(84,057)
Financing expense	-	-	-	(76,387)
Gain on disposal of equipment	-	-	10,251	-
	(20,092)	(25,992)	(52,110)	(154,756)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(75,736)	15,186	128,894	(659,478)

INCOME TAX BENEFIT (EXPENSE)	24,304	(287)	(59,064)	(862)

NET INCOME (LOSS)	(51,432)	14,899	69,830	(660,340)

DIVIDENDS ON PREFERRED STOCK	(6,072)	(6,107)	(18,222)	(18,322)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(57,504)	$8,792	$51,608	$(678,662)

EARNINGS PER SHARE - BASIC AND DILUTED
(Note 6)

INCOME (LOSS) APPLICABLE TO COMMON SHARES
PER COMMON SHARE
Basic	$(0.02)	$0.00	$0.01	$(0.19)
Diluted	$(0.02)	$0.00	$0.01	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,773,017	3,562,259	3,742,553	3,562,186
Diluted	3,773,017	3,896,530	3,899,852	3,562,186

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$69,830	$(660,340)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation and accretion	363,436	339,401
Amortization	2,316	2,316
Stock based compensation	153,490	331,117
Financing expense related to warrant expiration date extension	-	76,387
Gain on sale of equipment	(10,251)	-
Deferred income taxes	44,000	-
Inventory reserve	20,591	12,868
Credit for doubtful accounts	-	(8,947)
Changes in operating assets and liabilities:
Accounts receivable	(114,479)	(128,395)
Inventories	45,413	322,855
Prepaid expenses	931,985	(385,202)
Other assets	6,516	(3,295)
Accounts payable	159,873	163,358
Accrued expenses and customer deposits	(1,201,767)	(195,281)
Net cash provided by (used in) operating activities	470,953	(133,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	10,500	-
Purchases of property and equipment	(221,111)	(142,983)
Net cash used in investing activities	(210,611)	(142,983)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	15,145	1,550
Net proceeds from exercise of common stock warrants	490,799	-
Payments related to Preferred Series B dividend	-	(24,430)
Principal payments on capital lease obligations and note payable	(336,989)	(272,335)
Net cash provided by (used in) financing activities	168,955	(295,215)

NET INCREASE (DECREASE) IN CASH	429,297	(571,356)

CASH - Beginning of period	1,107,216	1,399,050

CASH - End of period	$1,536,513	$827,694

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the periods for:
Interest, net	$66,555	$84,057
Income taxes	2,400	2,450

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES
Property and equipment purchased by capital lease	192,665	555,700
Increase in asset retirement obligation	4,968	4,968
Financing expense related to warrant extension	-	76,387

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2010

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance at December 31, 2009	$371,612	$9,209,424	$1,412,382	$(7,899,095)	$3,094,323

Accretion of cumulative dividends	18,222	-	(18,222)	-	-

Common stock conversion from preferred stock (Note 4)	(2,242)	2,242	-	-	-

Common stock issued (Note 2)	-	3,750	-	-	3,750

Stock based compensation expense (Note 2)	-	-	149,740	-	149,740

Proceeds from exercise of stock warrants (Note 3)	-	490,799	-	-	490,799

Proceeds from exercise of stock options (Note 3)	-	15,145	-	-	15,145

Net income	-	-	-	69,830	69,830

Balance at September 30, 2010	$387,592	$9,721,360	$1,543,900	$(7,829,265)	$3,823,587

The accompanying notes are an intergral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

Stock Based Compensation

Stock Based Compensation - Compensation cost recognized in 2010 and 2009 includes compensation cost for stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification.  Non cash stock based compensation costs were $153,490 and $331,117 for the nine months ended September 30, 2010 and 2009, respectively.   On January 2, 2009, the Stock Option and Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the grant of options to purchase a total of 450,000 shares of the Company’s common stock, effective January 2, 2009, to the Company’s Chief Executive Officer and three other executive officers.  The Committee also approved the grant of options to purchase 90,000 shares to the four non-employee board members.  Pursuant to the terms of the agreements, the options have an exercise price of $6.00 per share, the closing price of the Company’s common stock as reported on the OTC Bulletin Board regulated quotation service on January 2, 2009.  Unrecognized compensation expense as of September 30, 2010 was approximately $776,000 which will be recognized through 2017.

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

During the first nine months of 2010, 9,400 stock options were exercised at a weighted average price of $1.61.  The total cash proceeds were $15,145.

A total of 99,585 common stock warrants at a price of $2.88 expired on May 31, 2010.  Subsequent to September 30, 2010, a total of 246,639 common stock warrants and 35,000 stock options at a price of $3.00 expired.  The Company also has 20,000 common stock warrants at a price of $2.50 due to expire in November 2010.

The cumulative status of options granted and outstanding at September 30, 2010, and December 31, 2009, as well as options which became exercisable in connection with the Stock Option Plans are summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2008	362,750	$2.14
Granted	450,000	6.00
Exercised	(6,250)	2.03
Forfeited	(10,250)	3.05
Outstanding at December 31, 2009	796,250	$4.31
Granted	-	-
Exercised	(8,400)	1.55
Forfeited	(500)	2.13
Outstanding at September 30, 2010	787,350	$4.34
Shares exercisable at December 31, 2009	369,325	$2.52
Shares exercisable at September 30, 2010	415,200	$2.94

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2008	233,500	$2.54
Granted	90,000	6.00
Exercised	(4,000)	2.13
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2009	319,500	$3.52
Granted	-	-
Exercised	(1,000)	2.13
Expired	(1,000)	2.13
Forfeited	-	-
Outstanding at September 30, 2010	317,500	$3.53
Shares exercisable at December 31, 2009	259,500	$2.95
Shares exercisable at September 30, 2010	287,500	$3.27

Exercise prices for options range from $1.00 to $6.00 at September 30, 2010.  The weighted average option price for all options outstanding is $4.11 with a weighted average remaining contractual life of 5.1 years.

Note 4.	Preferred Stock

On February 15, 2010 the Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2009.  Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Accrued dividends on the Series B preferred stock were $18,222 and $18,322 for the nine months ended September 30, 2010 and 2009, respectively.  During the third quarter of 2010 a shareholder converted 145 shares of Series B preferred stock into 290 shares of common stock.

Note 5.	Inventories

Inventories are comprised of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
Raw materials	$398,554	$371,060
Work-in-progress	423,217	506,288
Finished goods	213,635	204,026
Inventory reserve	(69,633)	(49,597)
	$965,773	$1,031,777

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6.	Earnings Per Share

Basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average of common shares outstanding.  Diluted earnings per share is calculated as income available to common stockholders divided by the diluted weighted average number of common shares.  Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. For the three months ended September 30, 2010, all (188,421) common stock options and warrants were anti-dilutive due to the Company’s net loss.  For the nine months ended September 30, 2009, all (294,021) common stock options and warrants were anti-dilutive due to the net loss.  The following is provided to reconcile the earnings per share calculations:

	For three months ended Sept. 30,		For nine months ended Sept. 30,
	2010	2009	2010	2009
Income (loss) applicable to common shares	$(57,504)	$8,792	$51,608	$(678,662)

Weighted average common shares outstanding – basic	3,773,017	3,562,259	3,742,553	3,562,186

Effect of dilutions	-	334,271	157,299	-

Weighted average shares outstanding – diluted	3,773,017	3,896,530	3,899,852	3,562,186

Note 7.	Notes Payable

In December 2009, the Company issued a Promissory Note to The Huntington National Bank, as Lender, pursuant to a Business Loan Agreement dated as of December 14, 2009.  The Note is collateralized by a Commercial Security Agreement granting the Lender a security interest in the Company’s inventory, equipment and accounts receivable.  As of September 30, 2010 there was no outstanding balance on the Revolving Note.

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

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development in the amount of $400,000.  These funds were received in July of 2008.  The term of the loan is 84 months at an interest rate of 3%. There is also a one-quarter percent annual servicing fee to be charged monthly on the outstanding principal balance.  The Company is making monthly servicing fee, interest and principal payments of approximately $6,000.  The loan principal balance will be fully amortized at the end of the term in August of 2015.  The Note is secured by a Security Agreement granting the Lender a security interest in the project equipment.  As of September 30, 2010 the note had a balance of $332,994.

Note 8.	Concentration Risk

At September 30, 2010 the Company had a receivable of approximately $200,000 from a customer.  This balance was consistent with month end balances for the past year.  None of the outstanding balance was past due as of September 30, 2010 and was expected to be collected.

Note 9.	Income Taxes

Income tax expense consists of the following for the nine months ended September 30, 2010 and 2009, respectively:

	2010	2009
Federal - deferred	$44,000	$-
State and local	15,064	862
	$59,064	$862

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We develop, commercialize technologies and manufacture ceramics and metals for advanced applications in the physical vapor deposition industry including: Photonics, Solar, Thin Film Battery, Semiconductor, and, to a lesser extent HTS materials.  Photonics currently represents the largest market for our targets.  Solar is an industry that is exhibiting rapid growth and we expect this market to grow quickly.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy.    Semiconductor is a developing market for us.  In recent years we added to our sales staff for the purpose of focusing on opportunities for our products in the Solar industry.  We also added staff to our Technology group for the development of innovative products.  Late in the second quarter of 2009 we received an order from a solar customer that was in excess of $1 million.  Nearly the entire amount of this order shipped before December 31, 2009.  Late in the fourth quarter of 2009 this same customer placed another order greater than $1 million.  Nearly the entire order shipped during the first half of 2010.  We continue to receive ongoing orders from this customer.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the nine months ended September 30, 2010, we had revenue of $7,235,158.  This was an increase of $1,798,814, or 33.1%, compared to the nine months ended September 30, 2009.  The increase in revenue can be attributed to an increase in product volume.  Product revenue increased $1,809,978 or 38.2%, for the nine months ended September 30, 2010 from the same period in 2009.   We anticipate the cost associated with a high priced raw material will be significantly lower in the upcoming months.  This is expected to lead to significantly lower revenue during the quarter ended December 31, 2010, compared to previous periods in 2010.  The effect of this reduced cost is expected to have less of an impact on gross profit.  Contract research revenue decreased slightly to $686,311 from $697,475 for the first nine months of 2010 compared to the first nine months of 2009.

Gross profit increased $630,986 to $1,859,795, or 51.3%, for the nine months ended September 30, 2010 compared to the same nine months in 2009.  The increase in gross profit can be attributed to the increase in product revenue as mentioned above.  Gross margin was 25.7% of total revenues for the first nine months of 2010 compared to 22.6% for the same period in 2009, reflecting higher product volume and improved product mix.

For the nine months ended September 30, 2010, we had income before provision for income tax of $128,894 compared to a loss of $659,478 for the nine months ended September 30, 2009.  We had income applicable to common shares of $51,608 for the nine months ended September 30, 2010 compared to a loss of $678,662 for the same period in 2009.  This increase can be attributed to the increase in revenue previously mentioned and a reduction of operating expenses of approximately $55,000. Non-cash stock based compensation expenses decreased to approximately $150,000 in the first nine months of 2010 from approximately $331,000 in the same period of 2009.  In addition, the first nine months of 2009 included a one time non-cash charge of $76,387 related to the extension of expiration dates for common stock purchase warrants.

Given current market opportunities, we continue to invest in expanding production, research and development, marketing, and sales.  This has resulted in trial and qualification orders that were shipped to customers in the solar industry throughout 2009 and 2010.  This should allow us to gain market share and to be poised to receive large orders in targeted applications.

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

The Company’s growth strategy, especially for the  Solar market, involves substantial investments to develop innovative transparent conductive oxide material systems and also scale production capabilities.  Research also continues on High Temperature Superconductor applications.  During the past three years the Company has received several grants and awards from Federal and State agencies to advance these efforts.  Additional detail concerning these grants and awards is presented in Government Grants and Awards on page 19 of this document.

RESULTS OF OPERATIONS

Nine and three months ended September 30, 2010 (unaudited) compared to nine and three months ended September 30, 2009 (unaudited):

Revenue

Revenue for the nine months ended September 30, 2010 were $7,235,158 compared to $5,436,344, for the same period last year, an increase of $1,798,814 or 33.1%.  Product revenue increased $1,809,978 or 38.2%, for the nine months ended September 30, 2010 from the same period in 2009.  The increase in revenue can be attributed to an increase in product volume.  Contract research revenue decreased slightly to $686,311 from $697,475 for the first nine months of 2010 compared to the same period in 2009.

Revenue for the three months ended September 30, 2010 was $2,433,381 compared to $2,224,756, for the same period last year, an increase of $208,625 or 9.4%.  As previously mentioned this increase can be attributed to an increase in product volume.  Product revenue increased $163,488 or 8.1%, for the three months ended September 30, 2010 from the same period in 2009. Contract research revenue increased to $241,538 from $196,401, an increase of 23.0%, for the third quarter of 2010 compared to the third quarter of 2009, due to the commencement of the TFPVP project in 2010.

Gross Profit

Gross profit for the nine months ended September 30, 2010 was $1,859,795, which represented gross margin of 25.7% of total revenue compared to $1,228,809 and 22.6% of total revenue for the nine months ended September 30, 2009.  The increase in gross profit can be attributed to the increase in product revenue as previously mentioned.

Gross profit for the three months ended September 30, 2010 was $515,945, which represented gross margin of 21.2% of total revenue compared to gross profit of $552,299 and gross margin of 24.8% of total revenue for the three months ended September 30, 2009.  This decrease in gross profit and gross margin can be attributed to the product mix in product revenue.

Marketing and Sales Expense

Marketing and Sales expense for the nine months ended September 30, 2010 increased slightly to $495,997 from $492,557, an increase of 0.7% over the same period in 2009.  The increase was due to an increase in manufacturer’s sales representative commissions and travel related expenses.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Partially offsetting these increased expenses were a reduction in wages and non-cash stock based compensation expense.

Marketing and Sales expense for the three months ended September 30, 2010 increased to $185,767 from $178,107, an increase of 4.3% for the same period in 2009.  The increase was due to increased marketing efforts which resulted in higher travel and trade show expenses in the third quarter of 2010 compared to the same period in 2009.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2010 decreased to $862,054 from $976,568, or 11.7%, for the nine months ended September 30, 2009.  The decrease was the result of less expense related to Sarbanes-Oxley compliance and non-cash stock based compensation. Wages have increased in 2010 as a result of the reinstatement of wage cuts implemented during the second quarter of 2009.

General and administrative expense for the three months ended September 30, 2010 was $265,843 compared to $273,185, a decrease of 2.7%,  for the three months ended September 30, 2009.  The decrease was the result of less expense related to Sarbanes-Oxley compliance which was largely offset by the reinstatement of wage cuts implemented during the second quarter of 2009.

Research and Development Expense

Research and development expense for the first nine months of 2010 was $320,740 compared to $264,406 for the same period in 2009, an increase of 21.3%.  Research and development expense for the three months ended September 30, 2010 was $119,979 compared to $59,829 for the same period in 2009, an increase of 100.5%.  We continue to develop innovative transparent conductive oxide systems to further align our activities with customer needs, as well as trial materials which resulted in increased research and development expense.  These new research and development endeavors have moved us beyond the scope of our current federal and state grants and awards.

Interest Income and Expense

Interest income was $4,194 and $5,688 for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in interest rates reduced the amount of interest earned.  Interest income was $1,531 and $842 for the three months ended September 30, 2010 and 2009, respectively.  A higher cash balance during the third quarter of 2010 compared to the third quarter of 2009 resulted in higher interest income.

Interest expense was $66,555 and $84,057 for the nine months ended September 30, 2010 and 2009, respectively.  Interest expense was $21,623 and $26,834 for the three months ended September 30, 2010 and 2009, respectively.  The decrease was due to the maturity of four capital leases plus more principal and less interest being applied to ongoing capital lease payments.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Expense

A one time non-cash financing expense associated with the extension of a warrant expiration date was approximately $76,000 during the nine months ended September 30, 2009.  There was no such expense in 2010.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2010 was $59,064 compared to $862 for the nine months ended September 30, 2009.  For the three months ended September 30, 2010 there was an income tax benefit of $24,304.  Income tax expense for the three months ended September 30, 2009 was $287.  The deferred tax benefit of $156,000 at December 31, 2009 was reduced by $44,000 during the first nine months of 2010 to account for the expected usage of prior net operating losses against current year income.

COMMON SHARES

The following schedule represents our outstanding common shares during the period of 2010 through 2019 assuming all outstanding stock options and stock warrants at October 25, 2010 are exercised during the year of expiration.  If each shareholder exercises his or her options or warrants, it could increase our common shares by 1,089,850 to 4,863,148 by December 31, 2019.  Exercise prices for options and warrants range from $1.00 to $6.00 at October 25, 2010.  Assuming all such options and warrants are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options and Warrants due to expire	Potential Shares Outstanding
2010	20,000	3,793,298
2011	62,500	3,855,798
2012	160,600	4,016,398
2013	30,250	4,046,648
2014	180,000	4,226,648
2015	140,000	4,366,648
2016	37,000	4,403,648
2017	-	4,403,648
2018	9,500	4,413,148
2019	450,000	4,863,148

LIQUIDITY AND WORKING CAPITAL

At September 30, 2010, working capital was $2,060,525 compared to $1,303,033 at September 30, 2009. We provided cash from operations of approximately $471,000 for the nine months ended September 30, 2010.  We used approximately $133,000 in cash from operations for the nine months ended September 30, 2009.  Non-cash items including depreciation, accretion and amortization, stock based compensation, financing expense of warrant extension, change in deferred tax asset, inventory reserve on excess and obsolete inventory, and provision for doubtful accounts were approximately $574,000 and $753,000, respectively, for the nine months ended September 30, 2010 and 2009.  Accounts receivable, inventory, prepaid expenses and other assets decreased approximately $869,000 for the nine months ended September 30, 2010.  This decrease is due to a decrease in prepaid expenses related to purchases of a high priced raw material whose cost has declined.  Accounts receivable, inventory, prepaid expenses and other assets increased approximately $194,000 for the nine months ended September 30, 2009.  Accounts payable, accrued expenses and customer deposits decreased approximately $1,042,000 for the nine months ended September 30, 2010.  This decrease is related to a reduction in customer deposits which is due to a decrease in costs associated with a high priced raw material previously discussed.  Accounts payable, accrued expenses and customer deposits decreased approximately $32,000 for the nine months ended September 30, 2009.  Cash of approximately $211,000 and $143,000 was used for investing activities for the nine months ended September 30, 2010 and 2009, respectively.  The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash of approximately $169,000 was provided by financing activities during the nine months ended September 30, 2010.  Principal payments to third parties for capital lease obligations and a note payable approximated $337,000.  Proceeds received from the exercise of common stock warrants were $490,799.  Proceeds received from the exercise of common stock options were $15,145.  We incurred new capital lease obligations of approximately $193,000 for new production equipment.

During the nine months ended September 30, 2009 cash of approximately $295,000 was used for financing activities.  Principal payments to third parties for capital lease obligations approximated $272,000.  Proceeds received from the exercise of common stock options were $1,550. Payments related to Series B Preferred stock dividends were $24,430.  We incurred new capital lease obligations of approximately $556,000 for new production equipment.

As of September 30, 2010, cash on-hand was $1,536,513.  We believe, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through September 30, 2011.

We have the ability to draw on a Revolving Note from The Huntington National Bank.  The principal amount of the Revolving Note is $500,000.  As of September 30, 2010 there was no outstanding balance on the Revolving Note.

During the second quarter of 2010 we applied for a 166 Direct Loan in the amount of $744,250 with the Ohio Department of Development (ODOD).  Final approval by the State Controlling Board was granted in September 2010.  ODOD also recommended that the Ohio Tax Credit Authority approve a tax credit equal to 45 percent of employee income tax withholdings resulting from the project for five years.   This credit has an estimated value of $86,000 during the entire term.  ODOD also is prepared to offer funding from the Rapid Outreach Grant for up to $25,000 for costs associated with the acquisition and installation of machinery and equipment.

We also applied for a 166 Direct Loan through the Advanced Energy Program with The Ohio Air Quality Development Authority (OAQDA) for approximately $1.4 million.  The 166 Direct Loan from ODOD remains contingent on the final approval of this 166 Direct Loan from OAQDA.  Together, these loans can fund approximately 70% of our current capital requirements of approximately $3 million to support our planned growth.  In October of 2010 the Development Finance Advisory Council recommended the funding of the loan from OAQDA.  It is anticipated that this loan will reach the State Controlling Board for final review in the fourth quarter of 2010.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

GOVERNMENT GRANTS AND CONTRACTS

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

During the third quarter of 2009 we received notification from the Department of Energy (DOE) of an Assistance Agreement in the amount of approximately $650,000.  This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.”  The work on the contract is expected to continue through August 2011.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as  amended ("Exchange Act") were effective as of September 30, 2010 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Internal Controls over Financial Reporting

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on February 17, 2010 for the year ended December 31, 2009, relating to insufficient segregation of duties consistent with control objectives.  Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals.  In order to remediate this weakness, we will need to hire additional employees.  Although we will continue to evaluate this situation, at this point we consider that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified.  Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary).  We believe this will continue to mitigate this weakness.  This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the nine months ended September 30, 2010 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures.  Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.   As a result, no corrective actions were required or undertaken.

Part II.   Other Information

Item 6.	Exhibits.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated November 1, 2010, entitled “SCI Engineered Materials, Inc. Reports Third Quarter 2010 Results.”

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: November 1, 2010	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of
Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief
Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)