Form 10-K
period 2010-12-31
SCI Engineered Materials, Inc.
filed 2011-02-28
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2010

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

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $9,612,062 on June 30, 2010.   For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.  This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 3,775,898 shares of the Registrant’s Common Stock outstanding on February 21, 2011.

Documents Incorporated By Reference
Portions of our Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

PART I

ITEM 1.                  BUSINESS

Introduction

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We operate in the physical vapor deposition industry in which we develop, commercialize technologies, and manufacture ceramics and metals for advanced applications in: Photonics, Solar, Thin Film Battery, Semiconductor, and, to a lesser extent High Temperature Superconductor (“HTS”) materials.  Photonics currently represents the largest market for our targets.  Solar is an industry that is exhibiting rapid growth and we expect this market to grow quickly.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy.    Semiconductor is a developing market for us.  In recent years we added to our sales staff for the purpose of focusing on opportunities for our products in the Solar industry.  We also added staff to our Technology group for the development of innovative products.

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

Over the past two decades, we have developed considerable expertise in the development and ramp-up of manufacturing novel materials, such as Transparent Conductive Oxides for Thin Film Solar applications and targets for thin film batteries as well as Bismuth Strontium Calcium Copper Oxide (a superconductor powder).  Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions.  We actively seek to partner with organizations to provide solutions for difficult material challenges.

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

We are focused on four distinct markets within the PVD industry.  These markets are Photonics, Thin Film Solar, Thin Film Battery and Semiconductor.  The Company continues to pursue niche opportunities, specifically for the Solar and semiconductor markets.  We receive requests from potential customers in other markets within the PVD industry; however, at this time we have chosen not to pursue them.  This disciplined approach enables us to focus on those opportunities that are the best fit for our capabilities and also offer the greatest long-term return.  Considerations include our core strengths, resource requirements, and time-to-market.

The production and sale of High Temperature Superconductor materials was the initial focus of our operations and these materials continue to be part of our development efforts.  We continue to work with private companies and government agencies to develop new and improved products for future applications; however, our principal business focus is on products positioned for near term commercialization.

Photonics currently represents the largest market for our materials.  Our customers are continually identifying new materials that improve the utility of optical coatings.  This includes improvements in their ability to focus, filter or reflect light, all of which increase the potential demand for the types and amounts of materials we sell in this market.  Photonic applications continue to expand as new methods are found to manipulate light waves to enhance the various properties of light.

We have developed new products for the growing Thin Film Solar (“TFS”) market.  We are well positioned in the TFS area having supplied materials to that market for over 10 years from the early stages of TFS development.  Since the beginning of 2007, we have added over $2.6 million of new manufacturing equipment, as well as Engineering and Sales staff to develop new materials to support the anticipated growth of Solar.  We were awarded a grant of approximately $700,000 in 2008 and a second grant in 2009 for approximately $775,000 from the Ohio Department of Development to assist in the commercialization of TFS.  Our new materials are Transparent Conductive Oxides (“TCO”).  Every square foot of a TFS panel is coated with up to 3 layers of TCO, 1 micron thick.  We continue to increase our visibility in the global arena by attending various trade shows targeted at the Solar market.  In 2009 we added an exclusive representative for Korea and one for Taiwan and China.  Commercialization and market expansion is expected to continue in 2011.  We plan to add approximately $3 million in equipment and infrastructure improvements during the next two years to support this planned growth.

Thin Film Battery is a developing market where manufacturers of batteries use our targets, especially lithium orthophosphate (Li3PO4) and lithium cobalt oxide (LiCoO) as key elements to produce power supplies with small quantities of stored energy.  A typical Thin Film Battery would be produced via PVD with five or more thin layers.  These batteries are often one centimeter square but only 15 microns thick.  Following several years of industry developments, some Thin Film Battery customers announced their batteries are commercially available. Our customers anticipate the unique properties of these batteries could be used in applications in medical devices, integrated circuits, RFID, smart cards, hand held electronics and many other applications.

We are still in the early stages of developing a market presence in the Semiconductor industry.  We continue to develop innovative products for this industry.  Thus far we have experienced some success and this market continues to hold significant potential for us.  In 2008 we applied for a patent for products targeted at this market.  The application was published in 2010 and is expected to be finalized by 2013.

We had total revenue of $8.9 million, $8.0 million, and $9.6 million during the years ended December 31, 2010, 2009, and 2008, respectively.  Gross profit was $2.3 million, $1.9 million, and $2.2 million during the years ended December 31, 2010, 2009, and 2008, respectively.  The increase in revenue in 2010 can be attributed to an increase in product volume due to an increase in customer demand. The reduction in revenue during 2009 was related to a high priced commodity that experienced a cyclical peak in 2007.  This material returned to its long-term average during 2009, which reduced revenues in 2009 but had less of an effect on gross profit during that year.

Our largest customer represented approximately 27% of total revenues in 2010 and 25% in 2009.  We had contract research revenue of $877,348 and $1,005,708 representing 9.8% and 12.6% of total revenue for the years ended December 31, 2010 and 2009, respectively.

Marketing and Sales

Europe and Asia have high demand for Solar and Semiconductor sputtering targets. Late in 2010 we added two non-exclusive distributors in Europe.  In 2009 we significantly expanded our marketing reach into Asia continuing our efforts which began in 2008.  We added a manufacturing representative for the Korean market for solar and another for the Taiwanese and Chinese markets for specialty glass coaters.   We use various distribution channels to reach end user markets, including direct sales by our sales persons, independent manufacturers’ representatives in the United States, and independent distributors and manufacturers’ representatives for international markets.  Also, the Internet provides tremendous reach for new customers to be able to identify us as a source of their product needs.  We have an operating website www.sciengineeredmaterials.com, which includes expanded online product inquiry capabilities and additional product information.

Ceramics

We are capable of producing ceramic powders via several different processing techniques including solid state and precipitation.  Ceramic targets can also be produced in a variety of ways depending on the end user applications.  Production techniques include sintering, cold isostatic pressing and hot pressing.

Most of our products are manufactured from component chemicals and metal oxides supplied by various vendors.  If we suddenly lost the services of a supplier, there could be a disruption in our manufacturing process until the supplier was replaced.  We have identified several firms as potential back-up suppliers who would be capable of supplying these materials to us as necessary.   To date, we have not experienced an interruption of raw material supply.

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

We purchase various metals of reasonable high purity (often above 99.9%) for our applications.  We are not dependent on a single source for these metals and do not believe losing a vendor would materially affect our business.

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

Suppliers

Principal suppliers in 2010 were West Coast Quartz, MCP Metalspecialties, and Johnson Matthey.  In every case, we believe that suitable alternate vendors can be used to ensure availability of required materials.  As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Research and Development

We are developing sputtering targets for semiconductor applications, which could be used to produce high K dielectric films via PVD processing.  We are developing Transparent Conductive Oxide (TCO) and transparent dielectric materials for Thin Film Solar and wide area coating applications.  We focus our research and development efforts in areas that build on our expertise in multi-component ceramic oxides.    Contract research revenues were $877,348 during 2010 and $1,005,708 during 2009.

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

We received notification during the fourth quarter of 2008 from the Ohio Department of Development’s Third Frontier Advanced Energy Program (TFAEP) of an award in the amount of $708,715.  This grant provides support to commercialize technologies for the manufacture of rotatable ceramic sputtering targets for the production of transparent conductive oxide-coated glass used in manufacturing thin film photovoltaic solar cell panels.  The work on the contract began in January of 2009 and is expected to be completed during the first quarter of 2011.

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000.  This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.”  The work on the contract began during the third quarter of 2008 and is expected to be completed during the first quarter of 2011.

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

Employees

We had 26 full-time employees and one part-time employee as of December 31, 2010.  One of these employees held a PhD in Material Science.  We have never experienced a work stoppage and consider our relations with employees to be good.  The employees do not have a bargaining unit.

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

Collections and Write-offs

We collected receivables in an average of 29 days in 2010.  We have occasionally been forced to write-off negligible amount of accounts receivable as uncollectible.  We consider credit management critical to our success.

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

In 2009 we expanded our marketing reach into Asia continuing our efforts which began in 2008.  We also added a manufacturing representative for the Korean market and another for the Taiwanese and Chinese markets.  In late 2008, we formed an exclusive relationship with a manufacturer’s representative in Europe, which we terminated in January 2010.  As previously mentioned, we hired a full time sales engineer in 2007 to expand our marketing activities, especially in the solar area of the photonics market.  We must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services to successfully market our products.  A failure to develop these capabilities or obtain third-party agreements could adversely affect us.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                PROPERTIES.

Our office and manufacturing facilities are located at 2839 Charter Street, Columbus, Ohio, where we occupy approximately 32,000 square feet.  We moved our operations into this facility in 2004.  The lease on the property expires on August 16, 2014.   We believe these facilities are in good condition and will be adequate for our needs for the immediate future.  We anticipate the need for additional manufacturing and warehouse space in 2012.

We are current on all operating lease liabilities.

ITEM 3.                LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.                (REMOVED AND RESERVED)

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our common stock currently trades on the OTC Bulletin Board under the symbol “SCIA.”  The following table sets forth for the periods indicated the high and low bid quotations for our common stock.

	High	Low

Fiscal 2010

Quarter Ended March 31, 2010	$3.50	$2.75

Quarter Ended June 30, 2010	3.50	2.65

Quarter Ended September 30, 2010	4.00	2.65

Quarter Ended December 31, 2010	3.40	1.07

Fiscal 2009

Quarter Ended March 31, 2009	$6.00	$2.75

Quarter Ended June 30, 2009	3.50	2.60

Quarter Ended September 30, 2009	3.80	1.75

Quarter Ended December 31, 2009	3.75	2.00

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

Our common stock is classified as a penny stock and as such, broker dealers trading our common stock will be subject to the disclosure rules for transactions involving penny stocks, which require the broker dealer to determine if purchasing our common stock is suitable for a particular investor. The broker dealer must also obtain the written consent of purchasers to purchase our common stock. The broker dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker dealer last purchased or sold our common stock. These additional burdens imposed on broker dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell their shares.

Holders of Record

As of December 31, 2010, there were approximately 460 holders of record of our common stock and 3,775,898 shares outstanding.  There were approximately 50 holders of Series B Preferred shares and as of December 31, 2010 there were 24,152 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future.  We intend to retain future earnings for use in the business.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2010, concerning shares of our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	1,066,250	$4.15	14,500

(1)	Equity compensation plans approved by shareholders include our 1995 Stock Option Plan and 2006 Stock Option Plan.

ITEM 6.                  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We develop, commercialize technologies and manufacture ceramics and metals for advanced applications in the physical vapor deposition industry including: Photonics, Solar, Thin Film Battery, Semiconductor, and, to a lesser extent HTS materials.  Photonics currently represents the largest market for our targets.  Solar is an industry that is exhibiting rapid growth and we expect this market to grow quickly.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy.    Semiconductor is a developing market for us.  In recent years we added to our sales staff for the purpose of focusing on opportunities for our products in the Solar industry.  We also added staff to our Technology group for the development of innovative products.

Executive Summary

During 2010, we generated approximately $561,000 in cash from operations, invested over $225,000 of cash in new equipment, leased an additional $193,000 of equipment and paid $452,000 of principle towards outstanding debt.

In the past three years (2008 – 2010) we have invested over $1.6 million in new equipment to increase our manufacturing capacity and advanced test equipment to position the company to become a meaningful supplier of Zinc Oxide based Transparent Conductive Oxides (TCO) for the Thin Film Solar (TFS) Industry.  The solar industry is projected to have strong growth for the next few decades; in addition TFS market share is expected to increase during that period.

During February 2011 we positioned the company for continued growth as two loans with Agencies of the State of Ohio for approximately $2.1 million were finalized.  These loans carry attractive interest rates of 3.25%.  In addition, we expect to invest an additional $900,000 in the expansion project and to add approximately 50 jobs during the next three years.

For the year ended December 31, 2010, we had total revenue of $8,916,122.  This was an increase of $905,887, or 11.3% when compared to 2009.  The increase in revenue can be attributed to an increase in product volume due to an increase in customer demand.  Product revenue increased $1,034,247 or 14.8%, for the year ended December 31, 2010 from the same period in 2009.   The revenue during 2010 and 2009 included a high priced commodity that experienced a cyclical peak in 2007 and returned to its long-term average during 2009.  Should this material fluctuate in cost in the future it could have an effect on revenue but less of an effect on gross profit due to the low margin.   Contract research revenue decreased to $877,348 during 2010 from $1,005,708 during 2009, a decrease of $128,360, or 12.8%, as one of the grants drew to a close in the fourth quarter of 2010.  We received notification in January 2011 that one of our large customers will be closing its manufacturing plant during the first quarter of 2011.  We have collected all outstanding accounts receivable from this customer at December 31, 2010.  This customer placed an additional order with us for approximately $700,000 in November 2010 with releases scheduled during the first half of 2011.   We expect to ship approximately $450,000 against this order in the first quarter of 2011.   Revenue from this customer was approximately $1.9 million in 2010.   Our 2011 plans include increased sales of solar products, especially our innovative transparent conductive oxide systems for the solar industry.  The anticipated sales growth is based on revenue from new customers, current product trials being converted into production orders, and increased bookings from core customers in other markets.  We expect sales to these customers to offset the loss of revenue from this customer.

Gross profit was $2,273,984 for year ended December 31, 2010 compared to $1,869,879 for 2009, an increase of 21.6%.  This increase in gross profit can be attributed to the increase in product volume.  Gross profit in 2010 was reduced by scale-up expenses of approximately $71,000 which were incurred late in the year.  Gross margin was 25.5% of total revenue for 2010 compared to 23.3% in 2009.  The increase was due to increased volume and product mix.

Income from operations increased $409,933 to $79,895 for the year ended December 31, 2010 compared with 2009.  Loss applicable to common shares was ($7,229) for the year ended December 31, 2010 compared to a loss of ($521,649) for the year ended December 31, 2009.  The increase was due to the greater gross profit related to the increase in product volume as well as a reduction in non-cash stock compensation expense.  For the year ended December 31, 2010, we had $203,403 in non-cash stock compensation expenses compared to $457,417 for the year ended December 31, 2009, a decrease of $254,014, or 55.5%.  These charges had a material effect on our Statement of Operations in 2010 and 2009.  These ongoing non-cash charges will continue to decline in 2011.  Scale-up expenses of approximately $71,000 were incurred late in 2010 which had an effect on the loss applicable to common shares for the year ended December 31, 2010.

Given current market opportunities, we continue to invest in expanding production, research and development, marketing, and sales.  This has resulted in trial and qualification orders that were shipped to customers in the solar industry throughout 2010 and 2009.  This should allow us to gain market share and to be poised to receive large orders in targeted applications.

Results of Operations

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes.  Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2010 describes the significant accounting policies and methods used in the preparation of the Financial Statements.  Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives and assessing changes in which impairment of certain long-lived assets may occur.  Actual results could differ from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.  The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable.  If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.  Inventory purchases and commitments are based upon future demand forecasts.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.   Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit.  Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Year 2010 As Compared to Year 2009

Revenue

Total revenue was $8,916,122 in 2010, an increase of $905,887, or 11.3%, from 2009.  The increase in revenue can be attributed to an increase in product volume due to customer demand.  Product revenue increased $1,034,247 or 14.8%, for the year ended December 31, 2010 from the same period in 2009.  Contract research revenue decreased to $877,348 for 2010 from $1,005,708 for 2009, a decrease of $128,360, or 12.8%, as one of the grants drew to a close in the fourth quarter of 2010.

Revenue from product sales is recognized upon shipment to customers.  Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience.  Customer deposits represent cash received in advance of revenue earned.

Revenue from contract research provided for third parties is recognized on the percentage of completion method.  Contract research revenue is recognized during the period qualifying expenses are incurred for the research that is performed as set forth under the terms of the grant award agreements.

Gross Profit/Margin

Gross profit was $2,273,984 for year ended December 31, 2010 compared to $1,869,879 for 2009, an increase of 21.6%.  This increase in gross profit can be attributed to the increase in product revenue as well as product mix. Gross margin was 25.5% of total revenue for the year ended December 31, 2010.  This was higher due to increased product volume and product mix compared to 23.3% for the year ended December 31, 2009.  Gross profit in 2010 was reduced by approximately $71,000 of scale-up expenses which were incurred late in the year.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2010 decreased to $1,128,644 from $1,237,672 for the year ended December 31, 2009, or 8.8%.   The decrease was the result of less non-cash stock based compensation of approximately $128,000 and less expense related to Sarbanes-Oxley compliance of approximately $58,000.  Wages increased approximately $40,000 in 2010 primarily as a result of the reinstatement of wage cuts implemented during 2009.

Professional Fees

Included in General and Administrative expense was $197,651 and $249,341 for professional fees for the years ended December 31, 2010 and 2009, respectively.  The increase in SEC compliance costs of legal, accounting and stockholder relations fees were offset by a decrease in expense related to Sarbanes-Oxley compliance.

Research and Development Expense

Research and development expense for the year ended December 31, 2010 was $442,214 compared to $314,386 for the same period in 2009, an increase of 40.7%.  We continue to develop innovative transparent conductive oxide systems to further align our activities with customer needs, as well as trial orders which resulted in increased research and development expense.  These new research and development endeavors have moved us beyond the scope of our current federal and state grants and awards.

Marketing and Sales Expense

Marketing and Sales expense for the year ended December 31, 2010 decreased 3.8% to $623,231 from $647,859 for the same period in 2009.  The decrease was primarily due to less non-cash stock based compensation expense of approximately $21,000 as well as less compensation and benefits expense of approximately $21,000.  These lower expenses were partially offset by increased commissions to our outside manufacturing sales representatives of approximately $29,000.

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $198,093 and $375,719 for the years ended December 31, 2010 and 2009, respectively.    Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.  Unrecognized non cash stock based compensation expense was $724,842 as of December 31, 2010 and will be recognized through 2017.

Interest Expense

Interest expense was $85,643 and $108,712 for the years ended December 31, 2010 and 2009, respectively. These decreases were due to the maturity of some capital leases plus more principal and less interest being applied to ongoing capital lease payments.

Income Tax Benefit

Income tax benefit for the years ended December 31, 2010 and December 31, 2009 was ($9,133) and ($59,000) respectively.    A deferred tax benefit of $156,000 and a current expense of $97,000 were recorded in 2009.  We record a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized. While we have considered future taxable income and used ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if we were to determine that we would be able to realize deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period that such determination was made. Likewise, should we determine that we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. We regularly evaluate the need for a valuation allowance against our deferred tax asset.

Loss Applicable to Common Shares

Loss applicable to common shares was ($7,229) for the year ended December 31, 2010 compared to a loss of ($521,649) for the year ended December 31, 2009.  The improvement was due to greater product revenue and gross profit related to the increase in product volume as well as a reduction in non-cash stock compensation expense.

Common Shares

The following schedule represents our outstanding common shares during the period of 2011 through 2019 assuming all outstanding stock options are exercised during the year of expiration.  If each shareholder exercises his or her options, it would increase our common shares by 1,066,250 to 4,842,148 by December 31, 2019.  Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options	Potential	Weighted
	due to	shares	Average
Year	expire	outstanding	Exercise Price
2011	62,500	3,838,398	$1.68
2012	158,000	3,996,398	$1.55
2013	30,250	4,026,648	$1.00
2014	180,000	4,206,648	$4.36
2015	140,000	4,346,648	$2.97
2016	36,000	4,382,648	$3.25
2017	-	4,382,648	-
2018	9,500	4,392,148	$3.10
2019	450,000	4,842,148	$6.00

Liquidity and Capital Resources

Cash

As of December 31, 2010, cash on-hand was $1,511,752.  We believe, based on forecasted sales and expenses, that funding will be adequate to sustain operations at least through December 31, 2011.

Working Capital

At December 31, 2010, working capital was $2,037,193 compared to $1,555,897 at December 31, 2009, an increase of $481,296, or 30.9%.  Inventories increased approximately $313,000 while prepaid expenses decreased approximately $926,000.  The increase in inventories was due to materials received late in December to be used for blanket orders during 2011.  The decrease in prepaid expenses was due to prepaid purchase orders from 2009 for items received in 2010.  Accounts payable increased approximately $310,000 at December 31, 2010 due to the receipt of inventory late in December as previously mentioned.  Customer deposits decreased approximately $953,000 during 2010 due to deposits received in 2009 that were applied to customer shipments in 2010.

Cash from Operations

Net cash provided by operating activities was approximately $561,000 and $262,000 for the years ended December 31, 2010 and 2009, respectively.   In addition to the changes in various current assets and liabilities mentioned above, non cash expenses for depreciation, accretion and amortization increased to approximately $491,000 during 2010 from $447,000 during 2009, an increase of 9.9%.  This increase is related to the purchase of additional machinery and equipment.  Included in expenses were non cash stock based compensation costs of $203,403 and $381,030 for the years ended December 31, 2010 and 2009, respectively.

Cash from Investing Activities

Cash of approximately $215,000 and $168,000 was used for investing activities for the years ended December 31, 2010 and 2009, respectively.  The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.  Proceeds on sale of equipment totaled $10,500 and $0 during 2010 and 2009, respectively.

Cash from Financing Activities

Cash of approximately $58,000 was provided by financing activities for the year ended December 31, 2010.  Principal payments to third parties for capital lease obligations and a note payable approximated $452,000.  Net proceeds received from the exercise of common stock warrants were $490,799.  Proceeds received from the exercise of common stock options were $19,175.  We incurred new capital lease obligations of approximately $193,000 for new production equipment during 2010.

During the year ended December 31, 2009 cash of approximately $385,000 was used for financing activities.  Principal payments to third parties for capital lease obligations approximated $382,000.  Proceeds received from the exercise of common stock options were $21,206. Payments related to Series B Preferred stock dividends were $24,430.  We incurred new capital lease obligations of approximately $556,000 for new production equipment during 2009.

Debt Facilities

We have the ability to draw on a Revolving Note from The Huntington National Bank.  The principal amount of the Revolving Note is $500,000.  As of December 31, 2010 there was no outstanding balance on the Revolving Note.

We now have the ability to draw on a Promissory Note from The Huntington National Bank.  The principal amount of the Note is $840,000.  The date of this note was January 6, 2011 and thus, as of December 31, 2010 there was no outstanding balance on the Note.

Closing documents were signed in February 2011 for a 166 Direct Loan in the amount of $744,250 with the Ohio Department of Development (ODOD).  ODOD also recommended that the Ohio Tax Credit Authority approve a tax credit equal to 45 percent of employee income tax withholdings resulting from the project for five years.  This credit has an estimated value of $86,000 during the entire term.  ODOD also is prepared to offer funding from the Rapid Outreach Grant for up to $25,000 for costs associated with the acquisition and installation of machinery and equipment.

Closing documents were also signed in February 2011 for a 166 Direct Loan through the Advanced Energy Program with The Ohio Air Quality Development Authority (OAQDA) for approximately $1.4 million.  The OAQDA and ODOD loans can fund approximately 70% of the current capital requirements of approximately $3 million to support our planned growth.

Debt Outstanding

Total debt outstanding decreased during 2010 from approximately $1,482,000 to $1,223,000, or 17.5%.  We paid cash of approximately $452,000 towards capital lease obligations and incurred new capital leases for additional production equipment of approximately $193,000 during 2010.

Government Grants and Contracts

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets.  These targets are used in the manufacture of thin film photovoltaics.  This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology.   The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010.  Revenue totaled $145,736 during 2010.  The work on the contract is expected to continue through the first quarter of 2012.

During the third quarter of 2009 we received notification from the Department of Energy (DOE) of an Assistance Agreement in the amount of approximately $650,000.  This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.”  Total revenue of the project through December 31, 2010 was $350,947.  Revenue was $234,729 during 2010 and $116,218 during 2009.  The work on the contract is expected to continue through August 2011.

We received notification during the fourth quarter of 2008 from the Ohio Department of Development’s Third Frontier Advanced Energy Program (TFAEP) of an award in the amount of $708,715.  This grant provides support to commercialize technologies for the manufacture of rotatable ceramic sputtering targets for the production of transparent conductive oxide-coated glass used in manufacturing thin film photovoltaic solar cell panels.  Total revenue of the project through December 31, 2010 was $708,715.  Revenue was $278,613 during 2010 and $430,102 during 2009.  The work on the contract began in January of 2009 and was completed late in 2010.

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000.  This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.”  Total revenue of the project through December 31, 2010 was $689,919.  Revenue was $216,402 during 2010 and $423,340 during 2009.  The work on the contract began during the third quarter of 2008 and is expected to continue through the first quarter of 2011.

The granting agency may suspend or terminate the award in whole or in part if we fail to materially comply with the terms and conditions.  We expect to complete each award while complying with the terms and conditions.

Inflation

We believe that there has not been a significant impact from inflation on our operations during the past three fiscal years.

Purchase Commitments

We plan to continue to place some of our larger purchase commitments for raw materials on an annualized basis because they can be purchased in larger quantities at reduced prices.  In general, we attempt to limit inventory price increases by making an annual commitment, and drawing the material either as required, or on a monthly or quarterly basis.  Individual annual commitments may reach $500,000 in 2011 and greater in 2012 depending on sales volume increases.  The terms of payment for such commitments are worked out with the vendor on a case-by-case basis, but in all cases are cancelable at our discretion without penalty.

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

Our balance sheets as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2010 and 2009, together with the independent certified public accountants’ report thereon appear beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Audit Committee of the Board of Directors (the "Audit Committee") of SCI Engineered Materials, Inc. conducted a competitive process to select a firm to serve as the Company's independent registered public accounting firm for the year ending December 31, 2010.  The Audit Committee invited several firms to participate in this process.

As a result of this process and following careful deliberation, effective May 10, 2010, the Audit Committee approved the engagement of Crowe Horwath LLP ("Crowe") as the Company's independent registered public accounting firm for the year ended December 31, 2010.  The Audit Committee also informed Maloney + Novotny LLC that it was dismissed as the Company’s independent registered public accounting firm effective May 10, 2010.

Maloney + Novotny's audit reports on the Company's consolidated financial statements as of and for the years ended December 31, 2009 and 2008, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2009 and 2008, and in the subsequent interim period through May 10, 2010, there were (i) no disagreements between the Company and Maloney + Novotny on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Maloney + Novotny, would have caused Maloney + Novotny to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Maloney + Novotny with a copy of the disclosures it made on Form 8-K (the "Report") prior to the time the Report was filed with the Securities and Exchange Commission (the "SEC").

The Company requested that Maloney + Novotny furnish a letter addressed to the SEC stating whether or not it agrees with the statements made herein.  Maloney + Novotny’s letter dated May 12, 2010 confirmed its agreement.

In deciding to engage Crowe, the Audit Committee reviewed auditor independence and existing commercial relationships with Crowe, and concluded that Crowe had no commercial relationship with the Company that would impair its independence.  During the years ended December 31, 2009, and 2008, and in the subsequent interim period through May 10, 2010 neither the Company nor anyone acting on its behalf had consulted with Crowe on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure.  Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary).  We believe this will continue to mitigate this weakness.  This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010. The matter involving internal controls over financial reporting that management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board (PCAOB) was insufficient segregation of duties consistent with control objectives.  Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only  management’s report in this annual report.

Additionally, there were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation.  As a result, no corrective actions were required or undertaken.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2011 Annual Meeting of Shareholders scheduled to be held on June 10, 2011, and is incorporated herein by reference.

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

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2011 Annual Meeting of Shareholders scheduled to be held on June 10, 2011, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2011 Annual Meeting of Shareholders scheduled to be held on June 10, 2011, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our proxy statement relating to our 2011 Annual Meeting of Shareholders scheduled to be held on June 10, 2011, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Registered independent public accounting firm for the year ended December 31, 2010” in our proxy statement relating to our 2011 Annual Meeting of Shareholders scheduled to be held on June 10, 2011, and is incorporated herein by reference.

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

4(f)	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4(g)
Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

4(h)
Warrant to purchase common stock of Superconductive Components, Inc. issued to the Estate of Edward R. Funk, dated October 19, 2005 (Incorporated by reference to Exhibit 10(r) to the Company’s Registration Statement Form on SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

4(i)
Warrant to purchase common stock of Superconductive Components, Inc. issued to the Estate of Ingeborg V. Funk, dated October 19, 2005 (Incorporated by reference to Exhibit 10(s) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

4(j)
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

10(c)	License Agreement with Sandia Corporation dated February 26, 1996 (Incorporated by reference to Exhibit 10(f) to the Company’s Form 10-SB Amendment No. 1, filed on January 3, 2001)

10(d)
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
Ohio Department of Development Third Frontier Action Fund Award dated February 20, 2004 (Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-KSB, filed on March 30, 2004)

10(g)
Subscription Agreement between the Company and the Estate of Edward R. Funk, dated October 14, 2005 (Incorporated by reference to Exhibit 10(o) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(h)
Subscription Agreement between the Company and the Estate of Ingeborg V. Funk, dated October 14, 2005 (Incorporated by reference to Exhibit 10(p) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(i)
Subscription Agreement between the Company and Robert H. Peitz, dated October 14, 2005 (Incorporated by reference to Exhibit 10(q) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(j)
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

10(l)	Description of purchase order received from an existing customer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 24, 2007).

10(m)	Ohio Department of Development Third Frontier Advanced Energy Program Award (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 16, 2008).

10(n)
Description of material terms of Stock Option Agreements with the Company’s Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 6, 2009).

10(o)
Business Loan Agreement between the Company and The Huntington National Bank, dated as of January 13, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 23, 2009).

10(p)
Description of material modification to rights of security holders of common stock purchase warrants set to expire in 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed May 7, 2009).

10(q)	Description of Purchase Order received from a new customer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 22, 2009).

10(r)	Description of information received from a customer regarding customer’s intent to purchase material (Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 17, 2009).

10(s)
Notification from the Ohio Department of Development Third Frontier Photovoltaic Program of grant to be awarded dated December 17, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 22, 2009).

10(t)	Description of exercise of 150,000 common stock warrants (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2010).

10(u)	Description of exercise of 40,833 common stock warrants (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 4, 2010).

16(a)
Description of the approval of the engagement of Crowe Horwath LLP ("Crowe") as the Company's independent registered public accounting firm for the year ended December 31, 2010.  (Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 13, 2010).

22(a)
Description of submission of matters to a vote of security holders for the election of five members to the board of directors (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 10, 2010).

23	*	Consent of Independent Registered Accounting Firms

24	*	Powers of Attorney.

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated February 28, 2011, entitled “SCI Engineered Materials, Inc., Reports Fourth Quarter and Full-Year 2010 Results.”

*  Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: February 28, 2011	By:	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February 2011.

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
Columbus, Ohio

We have audited the accompanying balance sheet of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2010, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP
Columbus, Ohio
February 28, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SCI Engineered Materials, Inc.

Columbus, Ohio

We have audited the accompanying balance sheet of SCI Engineered Materials, Inc. as of December 31, 2009, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCI Engineered Materials, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEY + NOVOTNY LLC
Canton, Ohio
February 17, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009

Current Assets
Cash	$1,511,752	$1,107,216
Accounts receivable
Trade, less allowance for doubtful accounts of $16,000	574,965	539,398
Contract	86,501	19,714
Other	20,551	11,000
Inventories	1,344,426	1,031,777
Deferred income taxes	156,000	156,000
Prepaid expenses	51,369	977,536
Total current assets	3,745,564	3,842,641

Property and Equipment, at cost
Machinery and equipment	5,267,891	4,933,855
Furniture and fixtures	134,666	127,451
Leasehold improvements	315,054	315,054
Construction in progress	-	22,966
	5,717,611	5,399,326
Less accumulated depreciation	(3,250,237)	(2,868,198)
	2,467,374	2,531,128

Other Assets
Deposits	29,621	21,909
Intangibles	49,276	41,358
Total other assets	78,897	63,267

TOTAL ASSETS	$6,291,835	$6,437,036

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

LIABILITIES AND SHAREHOLDERS' EQUITY

	2010	2009

Current Liabilities
Capital lease obligations, current portion	$399,780	$363,270
Note payable, current portion	64,292	62,394
Accounts payable	573,741	263,468
Customer deposits	366,153	1,319,455
Accrued compensation	71,704	67,863
Accrued expenses and other	232,701	210,294
Total current liabilities	1,708,371	2,286,744

Capital lease obligations, net of current portion	505,758	738,750
Note payable, net of current portion	252,927	317,219
Total liabilities	2,467,056	3,342,713

Commitments and contingencies (Note 6)

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative,
nonvoting, no par value, $10 stated value, optional
redemption at 103%; optional shareholder conversion 2 shares for 1;
24,152 and 24,297 shares issued and outstanding, respectively	393,678	371,612
Common stock, no par value, authorized 15,000,000 shares;
3,775,898 and 3,571,775 shares issued and outstanding, respectively	9,725,390	9,209,424
Additional paid-in capital	1,587,727	1,412,382
Accumulated deficit	(7,882,016)	(7,899,095)
	3,824,779	3,094,323

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,291,835	$6,437,036

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

PRODUCT REVENUE	$8,038,774	$7,004,527
CONTRACT RESEARCH REVENUE	877,348	1,005,708
TOTAL REVENUE	8,916,122	8,010,235

COST OF PRODUCT REVENUE	6,002,686	5,311,459
COST OF CONTRACT RESEARCH REVENUE	639,452	828,897
TOTAL COST OF REVENUE	6,642,138	6,140,356

GROSS PROFIT	2,273,984	1,869,879

GENERAL AND ADMINISTRATIVE EXPENSE	1,128,644	1,237,672

RESEARCH AND DEVELOPMENT EXPENSE	442,214	314,386

MARKETING AND SALES EXPENSE	623,231	647,859

INCOME (LOSS) FROM OPERATIONS	79,895	(330,038)

OTHER INCOME (EXPENSE)
Interest income	5,273	6,394
Interest expense	(85,643)	(108,712)
Gain (loss) on disposal of equipment	10,251	(45,646)
Financing expense	-	(76,387)
Miscellaneous, net	(1,830)	(1,830)
	(71,949)	(226,181)

INCOME (LOSS) BEFORE INCOME TAXES	7,946	(556,219)

INCOME TAX BENEFIT	(9,133)	(59,000)

NET INCOME (LOSS)	17,079	(497,219)

DIVIDENDS ON PREFERRED STOCK	(24,308)	(24,430)

LOSS APPLICABLE TO COMMON SHARES	$(7,229)	$(521,649)

EARNINGS PER SHARE - BASIC AND DILUTED
(Note 7)

INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$(0.15)
Diluted	$0.00	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,750,376	3,562,960
Diluted	3,750,376	3,562,960

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2010 AND 2009

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 01/01/09	$373,647	$9,180,183	$985,396	$(7,401,876)	$3,137,350

Accretion of cumulative dividends	24,430	-	(24,430)	-	-

Common stock conversion from preferred stock (Note 7)	(2,035)	2,035	-	-	-

Stock based compensation expense (Note 2G)	-	-	451,416	-	451,416

Proceeds from exercise of stock options (Note 7)	-	21,206	-	-	21,206

Common stock issued	-	6,000	-	-	6,000

Payment of cumulative dividends	(24,430)	-	-	-	(24,430)

Net loss	-	-	-	(497,219)	(497,219)

Balance 12/31/09	$371,612	$9,209,424	$1,412,382	$(7,899,095)	$3,094,323

Accretion of cumulative dividends	24,308	-	(24,308)	-	-

Common stock conversion from preferred stock (Note 7)	(2,242)	2,242	-	-	-

Stock based compensation expense (Note 2G)	-	-	199,653	-	199,653

Proceeds from exercise of stock warrants (Note 7)	-	490,799	-	-	490,799

Proceeds from exercise of stock options (Note 7)	-	19,175	-	-	19,175

Common stock issued	-	3,750	-	-	3,750

Net income	-	-	-	17,079	17,079

Balance 12/31/10	$393,678	$9,725,390	$1,587,727	$(7,882,016)	$3,824,779

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$17,079	$(497,219)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and accretion	488,003	443,800
Amortization	3,088	3,088
Stock based compensation	203,403	381,030
Financing expense related to warrant extension	-	76,387
(Gain) loss on sale of equipment	(10,251)	45,646
Deferred income taxes	-	(156,000)
Inventory reserve	403	554
Changes in allowance for doubtful accounts	-	(8,947)
Changes in operating assets and liabilities:
Accounts receivable	(111,905)	15,991
Inventories	(313,052)	232,102
Prepaid expenses	926,167	(934,973)
Other assets	(18,718)	(3,099)
Accounts payable	310,273	14,159
Accrued expenses and customer deposits	(933,678)	649,246
Net cash provided by operating activities	560,812	261,765

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	10,500	-
Purchases of property and equipment	(225,209)	(168,132)
Net cash used in investing activities	(214,709)	(168,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	19,175	21,206
Proceeds from exercise of common stock warrants	490,799	-
Payment for accumulated dividends on preferred stock	-	(24,430)
Principal payments on capital lease obligations and note payable	(451,541)	(382,243)
Net cash provided by (used in) financing activities	58,433	(385,467)

NET INCREASE (DECREASE) IN CASH	$404,536	$(291,834)

CASH - Beginning of year	1,107,216	1,399,050

CASH - End of year	$1,511,752	$1,107,216

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the year for:
Interest	$85,643	$108,712
Income taxes	$2,400	$2,450

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by capital lease	$192,665	$555,700
Increase in asset retirement obligation	$6,624	$6,624
Financing expense related to warrant extension	$-	$76,387

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  The Company operates in the physical vapor deposition industry in which it develops, commercializes technologies, and manufactures ceramics and metals for advanced applications in: Photonics, Solar, Thin Film Battery, Semiconductor, and, to a lesser extent High Temperature Superconductor (“HTS”).  Photonics currently represents the Company’s largest market.  Solar is an industry that is exhibiting rapid growth.  Thin Film Battery is a developing market where manufacturers of batteries use the Company’s products to produce very small power supplies with small quantities of stored energy.  Semiconductor is a developing market for the Company.

Note 2.	Summary of Significant Accounting Policies

A.
Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods.  Cost includes material, labor, freight and applied overhead.  Inventory reserves are established for obsolete inventory and excess inventory quantities based on management’s estimate of net realizable value.  The Company has an inventory reserve of $50,000 at December 31, 2010 and $49,597 at December 31, 2009.

The Company enters into cancelable purchase commitment arrangements with certain suppliers.  Estimated purchase commitments to these suppliers approximated $676,000 and $769,000 at December 31, 2010 and 2009, respectively.  The Company can cancel these commitments at the Company’s discretion without penalty.

B.
Property and Equipment - Property and equipment are carried at cost.  Depreciation is provided on the straight-line method based on the estimated useful lives of the assets for financial reporting purposes and allowable accelerated methods for tax purposes.  Useful lives range from ten years on certain furniture and fixtures and leasehold improvements to three years on computer equipment.  Depreciation and accretion expense totaled $488,003 and $443,800 for the years ended December 31, 2010 and 2009, respectively.  Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.  Construction in progress at December 31, 2009 consisted primarily of two pieces of equipment that were placed in service in the first quarter of 2010 at a total cost of approximately $23,000.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.  Equipment with a net book value of approximately $44,000 was considered impaired, and a loss was recognized in 2009.

C.
Equipment - In 2004, the Company received funds of $517,935 from the Ohio Department of Development’s Third Frontier Action Fund (TFAF) for the purchase of equipment related to the grant’s purpose.  In a separate contract with the Department of Energy the Company received $27,500 for the purchase of equipment related to the contract’s purpose.  The Company elected to record the funds disbursed as a contra asset.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)

As assets were purchased, the liability initially created when the cash was received was reduced with no revenue recognized or fixed asset recorded on the balance sheet.  As of December 31, 2009, the Company had used the entire amount received to purchase equipment.  The grant and contract both provide that as long as the Company performs in compliance with the grant/contract, the Company retains the rights to the equipment.  The grant was completed in January 2009.

D.
Research and Development - Research and development costs are expensed as incurred.  Research and development expense for the years ended December 31, 2010 and 2009 was $442,214 and $314,386, respectively.  The Company continues to develop innovative transparent conductive oxide systems to further align activities with customer needs, as well as trial materials which resulted in increased research and development expense during 2010.  These new research and development endeavors have moved the Company beyond the scope of the current federal and state grants and awards.

E.
Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present.  If necessary, an impairment loss is recorded for the excess of book cost over fair value.   There were no impairment adjustments for the years ended December 31, 2010 and 2009.

Licenses - The Company has secured licenses to produce various superconductive materials for periods up to the expiration of the applicable patents.  The license fees are amortized over the expected life of the agreement or applicable patent, which is seventeen years.  Cost and accumulated amortization of licenses at December 31, 2010 were $21,000 and $19,006, respectively.  Cost and accumulated amortization of licenses at December 31, 2009 were $21,000 and $17,748, respectively.  Amortization expense was $1,259 for the years ended December 31, 2010 and 2009.  Amortization expense is estimated to be $1,259 in 2011 and $734 in 2012.

Patent - The Company has secured patents for manufacturing processes used in its operations.  Costs incurred to secure the patents have been capitalized and are being amortized over the life of the patents.  Cost and accumulated amortization of the patents at December 31, 2010 were $67,204 and $19,925 respectively.  Cost and accumulated amortization of the patents at December 31, 2009 were $56,201 and $18,096 respectively.  Amortization expense was $1,830 for the years ended December 31, 2010 and 2009.  Amortization expense is estimated to be at least $1,830 for each of the next five years.  An additional patent which had cost at December 31, 2010 and 2009 of $30,735 and $19,728, respectively, was applied for in 2009 and is expected to take up to six years to finalize.

F.
Income Taxes - Income taxes are provided for by utilizing the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates.  Deferred tax assets are reduced by a valuation allowance which is established when “it is more likely than not” that some portion or all of the deferred tax assets will not be recognized.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)

G.
Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.  Non cash stock based compensation expense was $203,403 and $381,030 for the years ended December 31, 2010 and 2009, respectively.   Unrecognized compensation expense was $724,842 as of December 31, 2010 and will be recognized through 2017.  There was no benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

H.	Cash - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash.

I.
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

The Company had four major customers in 2010 and 2009, which accounted for revenue of approximately $5,800,000 and $4,200,000, respectively. These customers totaled approximately $403,000 and $372,000 of trade accounts receivable at December 31, 2010 and 2009, respectively. The largest customer represented approximately 27% of total revenue in 2010 and approximately 25% of total revenue in 2009.  In January 2011 one of these customers announced it was closing its facilities in the first quarter of 2011.  The Company has collected all outstanding accounts receivable from this customer at December 31, 2010 and expects to recover the anticipated lower revenue as a result of the loss of this customer with additional revenue from new and existing customers.

J.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the allowance for doubtful accounts and valuation allowance on deferred tax assets.  Actual results could differ from those estimates.

K.
Fair Value of Financial Instruments - The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see Note 11).

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)

L.
Revenue Recognition - Revenue from product sales is recognized upon shipment to customers.  Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience.  Customer deposits represent cash received in advance of revenue earned.

Revenue from contract research provided for third parties is recognized on the percentage of completion method. Contract research revenue is recognized during the period in which qualifying expenses are incurred for the research that is performed as set forth under the terms of the grant award agreements.

M.
Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days.  Accounts greater than 90 days past due, which amounted to $0 as of December 31, 2010 and 2009, are considered delinquent.  The Company does not charge interest on delinquent trade accounts receivable.  Unless specified by the customer, payments are applied to the oldest unpaid invoice.  Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was approximately $16,000 as of December 31, 2010 and 2009.  This estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible.

Note 3.	Inventories

Inventories consist of the following at December 31:

	2010	2009
Raw materials	$338,971	$371,060
Work-in-process	866,853	506,288
Finished goods	188,602	204,026
	1,394,426	1,081,374
Less reserve for obsolete inventory	50,000	49,597

	$1,344,426	$1,031,777

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4.	Note Payable

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development in the amount of $400,000.  These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment.  The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance.  The Company is making monthly servicing fee, interest and principal payments of approximately $6,000.  The loan principal balance will be fully amortized at the end of the term in August 2015.  The loan is collateralized by the project equipment.  As of December 31, 2010 the loan had a balance of $317,219. The future minimum payment, year by year, with the present value of such payments, as of December 31, 2010, is as follows:

2011	$73,649
2012	73,486
2013	73,319
2014	73,146
2015	48,665
Total minimum note payments	342,265
Less amount representing interest	25,046
Present value of minimum note payments	317,219
Less current portion	64,292
Note payable, net of current portion	$252,927

On December 21, 2010, the Company issued a Promissory Note (the “Note”) to The Huntington National Bank, as Lender.  The Note is collateralized by the Company’s inventories, equipment and accounts receivable.  This Note matures on April 15, 2011 and replaced a note previously signed on December 14, 2009.  As of December 31, 2010 and December 31, 2009 there was no outstanding balance on the Note.

Among other items, the Note provides for the following:

•
At no time shall the outstanding balance of the principal sum of the Note exceed the lesser of (1) $500,000 or (2) an amount equal to the sum of 80% of Eligible Accounts plus the lesser of (A) 50% of Eligible inventory or (B) $200,000.

•
Interest on the Note is subject to change from time to time based on changes in an independent index (LIBOR).  The index at the inception of the Note was 0.261% per annum.  The interest rate to be applied to the unpaid principal balance during the term will be at a rate of 2.75 percentage points over the index.

•	Accrued interest is payable monthly. The outstanding principal and accrued interest owed on the Note matures on April 15, 2011.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5.	Lease Obligations

Operating

The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring at various dates through 2015.  Rent expense, which includes various monthly rentals for the years ended December 31, 2010 and 2009 totaled $159,979 and $149,230, respectively.  Future minimum lease payments at December 31, 2010 are as follows:

2011	$112,711
2012	112,324
2013	112,324
2014	71,789
2015	1,600
$410,748

Capital

The Company also leases certain equipment under capital leases. Future minimum lease payments, by year, with the present value of such payments, as of December 31, 2010 are as follows:

2011	$477,035
2012	306,756
2013	207,987
2014	58,272
2015	11,794
Total minimum lease payments	1,061,844
Less amount representing interest	156,306
Present value of minimum lease payments	905,538
Less current portion	399,780
Capital lease obligations, net of current portion	$505,758

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5.	Lease Obligations (continued)

The equipment under capital lease at December 31 is included in the accompanying balance sheets under the following captions:

	2010	2009
Machinery and equipment	$2,048,048	$1,985,901
Less accumulated depreciation	553,661	217,589
Net book value	$1,494,387	$1,768,312

These assets are amortized over a period of three to ten years using the straight-line method and amortization is included in depreciation expense.

Note 6.	Purchase Commitments

Equipment purchase commitments approximated $370,000 at December 31, 2010 and $140,000 at December 31, 2009.

In addition, estimated purchase commitments for inventories approximated $676,000 and $769,000 (see Note 2A) at December 31, 2010 and 2009, respectively.

Note 7.	Common and Preferred Stock

Common Stock

In 2010, proceeds of $19,175 were received from the exercise of 12,000 stock options.  The exercise price for these options ranged from $1.55 to $2.125.  The aggregate intrinsic value of these options was $19,715.  Also in 2010, proceeds from 190,833 warrants exercised were $490,799. The exercise price for these warrants ranged from $2.50 to $2.88.

In 2009, 10,250 stock options were exercised resulting in proceeds of $21,206.  The exercise price for these options ranged from $1.55 to $2.125.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.	Common and Preferred Stock (continued)

Preferred Stock

Shares of preferred stock authorized at December 31, 2010 and 2009 and outstanding at December 31, 2010 were as follows:

	Shares		Shares
	Authorized		Outstanding
Cumulative Preferred Stock	10,000		-

Voting Preferred Stock	125,000		-

Non-Voting Preferred Stock	125,000	(a)	24,152	(b)

(a)	Includes 700 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock authorized for issuance.
(b)	Series B Preferred Stock outstanding at December 31, 2009 was 24,297 shares.

In January 1996, the Company completed an offering of 70,000 shares of $10 stated value 1995 Series B 10% cumulative non-voting convertible preferred stock.  The shares are convertible to common shares at the rate of $5.00 per share.  At the Company’s option, the Series B shares are redeemable at 103% of the stated value plus the amount of any accrued and unpaid cash dividends.

During 2010, a shareholder converted 145 shares of Series B Preferred Stock into 290 shares of common stock.  During 2009, a shareholder converted 133 shares of Series B Preferred Stock into 266 shares of common stock.

On February 15, 2010 the Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2009.  During 2009, a Series B cash dividend of $24,430 was paid to shareholders of record as of December 31, 2008.   At December 31, 2010 and 2009 the Company had accrued dividends on Series B preferred stock of $144,912 and $121,793, respectively.  These amounts are included in convertible preferred stock, Series B on the balance sheet at December 31, 2010 and 2009.

Earnings Per Share

Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average of common shares outstanding.  Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares.  Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive.  For the year ended December 31, 2010, all (156,517) common stock options were anti-dilutive due to the net loss.  For the year ended December 31, 2009, all (263,818) common stock options and warrants were anti-dilutive due to the net loss.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.	Common and Preferred Stock (continued)

Following is a summary of employee and director stock options, stock warrants, and preferred stock, Series B at December 31, 2010 and 2009.

	December 31,	December 31,
	2010	2009
Options	1,066,250	1,115,750
Warrants	-	557,057
Preferred Series B	24,152	24,297
	1,090,402	1,697,104

The following is provided to reconcile the earnings per share calculations:

	2010	2009

Loss applicable to common shares	$(7,229)	$(521,649)

Weighted average common shares outstanding – basic	3,750,376	3,562,960

Effect of dilutions - stock options and warrants	-	-

Weighted average shares outstanding - diluted	3,750,376	3,562,960

Note 8.	Stock Option Plans

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), which replaced the 1995 Stock Option Plan (“the 1995 Plan”).  The Company adopted the 2006 Plan as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements.  Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company.  Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2010 there were 585,500 stock options outstanding from the 2006 Plan which expire at various dates through January 2, 2019.

On September 29, 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) as incentive to key employees, directors and consultants.  As of December 31, 2010 there were 480,750 stock options outstanding from the 1995 Plan which expire at various dates through December 16, 2015. The Company adopted the 1995 Plan as incentive to key employees, directors and consultants under which options to purchase up to 900,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8.	Stock Option Plans (continued)

The cumulative status at December 31, 2010 and 2009 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (yrs)	Value
Outstanding at January 1, 2009	362,750	$2.14
Granted	450,000	6.00
Exercised	(6,250)	2.03
Forfeited	(10,250)	3.05
Outstanding at December 31, 2009	796,250	$4.31
Granted	-	-
Exercised	(11,000)	1.55
Forfeited	(1,500)	2.88
Outstanding at December 31, 2010	783,750	$4.35	5.9	$-
Options exercisable at December 31, 2009	369,325	$2.52	3.9	$305,464
Options exercisable at December 31, 2010	411,800	$2.94	3.9	$167,055
Options expected to vest	371,950	$5.91	8.2	$-

Non-Employee Director Stock Options
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (yrs)	Value
Outstanding at January 1, 2009	233,500	$2.54
Granted	90,000	6.00
Exercised	(4,000)	2.13
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2009	319,500	$3.52
Granted	-	-
Exercised	(1,000)	2.13
Expired	(36,000)	2.97
Forfeited	-	-
Outstanding at December 31, 2010	282,500	$3.60	3.4	$-
Options exercisable at December 31, 2009	259,500	$2.95	3.8	$104,325
Options exercisable at December 31, 2010	252,500	$3.31	3.4	$10,125
Options expected to vest	30,000	$6.00	3.3	$-

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8.	Stock Option Plans (continued)

Information related to the weighted average fair value of stock options activity for the year ended December 31, 2010 is as follows:

		Weighted
		Average
		Exercise
	Stock Options	Price
Employee Stock Options
Nonvested options at January 1, 2010	426,925	$5.86
Granted	-	-
Exercised	-	-
Forfeited	(400)	3.25
Vested	(54,575)	5.51
Nonvested options at December 31, 2010	371,950	$5.91

Non-Employee Director Stock Options
Nonvested options at January 1, 2010	60,000	$6.00
Granted	-	-
Forfeited	-	-
Expired	-	-
Vested	(30,000)	6.00
Nonvested options at December 31, 2010	30,000	$6.00

On January 2, 2009, the Stock Option and Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the grant of options to purchase a total of 450,000 shares of the Company’s common stock, effective January 2, 2009, to the Company’s Chief Executive Officer and three other executive officers.  The Committee also approved the grant of options to purchase 90,000 shares to the four non-employee board members.  Pursuant to the terms of the agreements, the options have an exercise price of $6.00 per share, the closing price of the Company’s common stock as reported on the OTC Bulletin Board regulated quotation service on the grant date.

Exercise prices range from $1.00 to $6.00 for options at December 31, 2010.  The weighted average option price for all options outstanding was $4.15 with a weighted average remaining contractual life of 5.3 years at December 31, 2010.   The weighted average option price for all options outstanding was $4.08 with a weighted average remaining contractual life of 5.8 years at December 31, 2009.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8.	Stock Option Plans (continued)

The weighted average fair values at date of grant for options granted during 2009 was $3.84, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life in years	9.2	(a)
Interest rate	2.5	%(b)
Volatility	56.02	%(c)
Dividend yield	0	%(d)

(a) – Determined using historical exercise and past vesting termination patterns.
(b) – Determined using the interpolated yield on U.S. Treasury 5 year Note.
(c) – Determined using implied volatility, after consideration of historical volatility.
(d) – Determined using constant dividend yield during the expected term of option.

Note 9.	Warrants Issued and Vested

There were no common stock warrants outstanding at December 31, 2010.  The cumulative status at December 31, 2009, of warrants issued and vested is summarized as follows:
			Issue	Expiration	Warrant
Issued	Vested	Consideration	Date	Date	Price
150,000	150,000	Subordinated Notes Payable	01/2000	01/2010	$2.50	(a)
122,918	122,918	Private Equity Offering	05/2004	05/2010	2.88	(b,c,d)
17,500	17,500	Consulting Services	05/2004	05/2010	2.88	(b.c,e)
246,639	246,639	Private Equity Offering	10/2005	10/2010	3.00	(b)
20,000	20,000	Revolving Promissory Note	11/2004	11/2010	2.50	(b,c)

(a)  – At fair market value; exercised during 2010.
(b)  – Above fair market value.
(c)  – Expiration date extended from 2009 to 2010 on May 1, 2009 which resulted in non-cash financing expense of $76,387 in 2009 as presented on the Statement of Operations.
(d) –  23,333 common stock warrants exercised during 2010.
(e) –   Exercised during 2010.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 10.	Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31.

	2010	2009
Deferred tax assets
NOL Carryforwards	$1,518,000	$1,553,000
Stock based compensation	82,000	130,000
UNICAP	25,000	26,000
Allowance for doubtful accounts	6,000	5,000
Reserve for obsolete inventories	18,000	17,000
Reserve for asset retirement	9,000	-
Property and equipment	(76,000)	(72,000)
	1,582,000	1,659,000
Valuation allowance	(1,426,000)	(1,503,000)
Net	$156,000	$156,000

A valuation allowance has been recorded against the realizability of the net deferred tax asset resulting in the recording of the asset in the accompanying financial statements of $156,000 at December 31, 2010 and 2009.  The valuation allowance totaled $1,426,000 and $1,503,000 at December 31, 2010 and 2009, respectively.

The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,300,000 and $4,600,000, at December 31, 2010 and 2009, respectively, which expire in varying amounts through 2029.

For the years ended December 31, 2010 and 2009, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2010		2009
Federal statutory rate	35.0%		34.0%
State/city tax	(130.9)		(11.5)
Non-deductible expense	576.8		(4.7)
Reconcile deferred tax	616.7		0.0
Rate change effect	(203.3)		0.0
Valuation allowance	(969.0)		(7.2)
Other	(40.2)		0.0
Effective rate	(114.9	) %	10.6%

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 10.	Income Taxes (continued)

Components of income taxes are as follows:

	2010	2009
Current	$(9,000)	$97,000
Deferred:
NOL utilization/expiration	35,000	345,000
Other temporary differences	42,000	(165,000)
Change in valuation allowance	(77,000)	(336,000)
Total	$(9,000)	$(59,000)

The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2010 and 2009.

The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions in which we operate.  The Company does, however, have prior year net operating losses which remain open for examination.

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

•
Long-term capital lease obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on these obligations range from 5.9% to 7.8%, which approximates current fair market rates.

•	Long-term note payable obligation: Amounts reported in the balance sheet approximate fair value as the interest rate on the obligation is 3%, which approximates current fair market rates.

Note 12.	Asset Retirement Obligation

Included in machinery and equipment is various production equipment, which per the Company’s building lease, is required to be removed upon termination of the related lease.  Included in accrued expenses in the accompanying balance sheet is the asset retirement obligation that represents the expected present value of the liability to remove this equipment.  There are no assets that are legally restricted for purposes of settling this asset retirement obligation.

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2009	$12,346
Increase in present value of the obligation
(accretion expense in the corresponding amount
charged against earnings)	6,624

Balance at December 31, 2009	$18,970
Increase in present value of the obligation
(accretion expense in the corresponding amount
charged against earnings)	6,624

Balance at December 31, 2010	$25,594

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 13.	Subsequent Events

On January 6, 2011, the Company issued a Promissory Note (the ”Promissory Note”) in the amount of not more than $840,000 to The Huntington National Bank, as Lender.  The Promissory Note is collateralized by the Company’s inventories, equipment and accounts receivable.

Among other items, the Promissory Note provides for the following:

•
Interest on the Promissory Note is subject to change from time to time based on changes in an independent index (LIBOR).  The index at the inception of the Promissory Note was 0.261% per annum.  The interest rate to be applied to the unpaid principal balance will be at a rate of 2.75 percentage points over the index.  Under no circumstance will the interest rate be less than 4.00% per annum or more than the maximum rate allowed by applicable law.

•	Accrued interest is payable monthly. The outstanding principal and accrued interest matures on December 31, 2012.

During 2010, the Company applied and was approved for a 166 Direct Loan in the amount of $744,250 with the Ohio Department of Development (ODOD). ODOD also recommended that the Ohio Tax Credit Authority approve a tax credit equal to 45 percent of employee income tax withholdings resulting from the project for five years.   This credit has an estimated value of $86,000 during the entire term.  ODOD also is prepared to offer funding from the Rapid Outreach Grant for up to $25,000 for costs associated with the acquisition and installation of machinery and equipment.  This loan was finalized in February of 2011.  The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance.   The loan is to be amortized over 84 months beginning on the first day of the calendar month immediately following the first full calendar month after the initial disbursement of the loan proceeds, which is expected during the second or third quarter of 2011.   The loan is collateralized by the project equipment.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with The Ohio Air Quality Development Authority (OAQDA) for approximately $1.4 million.  This loan was finalized in February of 2011.  The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance.   The loan is to be amortized over 84 months beginning on the first day of the calendar month immediately following the first full calendar month after the initial disbursement of the loan proceeds, which is expected during the second or third quarter of 2011.   The loan is collateralized by the project equipment.    Together, these loans can fund approximately 70% of the current capital requirements of approximately $3 million to support the Company’s planned growth.

On February 21, 2011, the Board of Directors voted to authorize the payment of a cash dividend in the amount of $24,152 on convertible preferred stock, Series B, to shareholders of record as of December 31, 2010.