Form 10-Q
period 2011-03-31
SCI Engineered Materials, Inc.
filed 2011-05-05
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

3,778,898 shares of Common Stock, without par value, were outstanding at April 21, 2011.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

	Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (unaudited)	5

	Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (unaudited)	6

	Statement of Shareholders’ Equity for the Three Months Ended March 31, 2011 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	(Removed and Reserved).	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	24

Signatures.		24

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2011	2010
	(UNAUDITED)
CURRENT ASSETS
Cash	$1,196,529	$1,511,752
Accounts receivable
Trade, less allowance for doubtful accounts of $16,000	646,027	574,965
Contract	90,912	86,501
Other	9,135	20,551
Inventories	1,473,605	1,344,426
Deferred income taxes	156,000	156,000
Prepaid expenses	432,562	51,369
Total current assets	4,004,770	3,745,564

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	5,235,350	5,267,891
Furniture and fixtures	134,666	134,666
Leasehold improvements	315,054	315,054
Construction in progress	53,568	-
	5,738,638	5,717,611
Less accumulated depreciation	(3,337,956)	(3,250,237)
	2,400,682	2,467,374

OTHER ASSETS
Deposits	54,328	29,621
Intangibles	54,710	49,276
Total other assets	109,038	78,897

TOTAL ASSETS	$6,514,490	$6,291,835

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2011	2010
	(UNAUDITED)
CURRENT LIABILITIES
Capital lease obligation, current portion	$399,329	$399,780
Note payable, current portion	64,776	64,292
Accounts payable	430,222	573,741
Customer deposits	849,280	366,153
Accrued compensation	59,915	71,704
Accrued expenses and other	275,412	232,701
Total current liabilities	2,078,934	1,708,371

Capital lease obligation, net of current portion	408,918	505,758
Note payable, net of current portion	236,550	252,927
Total liabilities	2,724,402	2,467,056

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Convertible preferred stock, Series B, 10% cumulative,
nonvoting, no par value, $10 stated value, optional
redemption at 103%; optional shareholder conversion 2 shares for 1:
24,152 issued and outstanding	399,716	393,678
Common stock, no par value, authorized 15,000,000 shares;
3,778,898 and 3,775,898 shares issued and outstanding respectively	9,730,040	9,725,390
Additional paid-in capital	1,613,054	1,587,727
Accumulated deficit	(7,952,722)	(7,882,016)
	3,790,088	3,824,779

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,514,490	$6,291,835

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

PRODUCT REVENUE	$2,312,298	$2,002,599
CONTRACT RESEARCH REVENUE	205,336	238,513
	2,517,634	2,241,112

COST OF PRODUCT REVENUE	1,844,999	1,389,180
COST OF CONTRACT RESEARCH	125,097	174,230
	1,970,096	1,563,410

GROSS PROFIT	547,538	677,702

GENERAL AND ADMINISTRATIVE EXPENSE	275,894	281,230

RESEARCH AND DEVELOPMENT EXPENSE	164,639	53,256

MARKETING AND SALES EXPENSE	156,057	154,322

(LOSS) INCOME FROM OPERATIONS	(49,052)	188,894

OTHER INCOME (EXPENSE)
Interest income	725	1,055
Interest expense	(18,566)	(21,822)
Gain on disposal of equipment	425	-
	(17,416)	(20,767)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAX	(66,468)	168,127

INCOME TAX EXPENSE	(4,238)	(61,698)

NET (LOSS) INCOME	(70,706)	106,429

DIVIDENDS ON PREFERRED STOCK	(6,038)	(6,074)

(LOSS) INCOME APPLICABLE TO COMMON SHARES	$(76,744)	$100,355

EARNINGS PER SHARE - BASIC AND DILUTED
(Note 6)

(LOSS) INCOME APPLICABLE TO COMMON SHARES
PER COMMON SHARE
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,777,165	3,711,942
Diluted	3,777,165	3,869,583

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(70,706)	$106,429
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Depreciation and accretion	125,302	119,010
Amortization	772	772
Stock based compensation	31,365	53,663
Gain on sale of equipment	(425)	-
Deferred income taxes	-	55,000
Inventory reserve	12,884	2,037
Changes in operating assets and liabilities:
Accounts receivable	(64,057)	(225,843)
Inventories	(142,063)	(41,422)
Prepaid expenses	(381,193)	(230,067)
Other assets	(30,913)	(1,972)
Accounts payable	(143,519)	57,992
Accrued expenses and customer deposits	512,392	198,384
Net cash (used in) provided by operating activities	(150,161)	93,983

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	425	-
Purchases of property and equipment	(56,953)	(75,086)
Net cash used in investing activities	(56,528)	(75,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	4,650	2,125
Net proceeds from exercise of common stock warrants	-	375,000
Principal payments on capital lease obligations and note payable	(113,184)	(111,206)
Net cash (used in) provided by financing activities	(108,534)	265,919

NET (DECREASE) INCREASE IN CASH	(315,223)	284,816

CASH - Beginning of period	1,511,752	1,107,216

CASH - End of period	$1,196,529	$1,392,032

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$18,566	$21,822
Income taxes	-	150

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment purchased by capital lease	-	86,661
Increase in asset retirement obligation	1,656	1,656

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance at January 1, 2011	$393,678	$9,725,390	$1,587,727	$(7,882,016)	$3,824,779

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Stock based compensation expense (Note 3)	-	-	31,365	-	31,365

Proceeds from exercise of stock options (Note 3)	-	4,650	-	-	4,650

Net loss	-	-	-	(70,706)	(70,706)

Balance at March 31, 2011	$399,716	$9,730,040	$1,613,054	$(7,952,722)	$3,790,088

The accompanying notes are an intergral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.                  Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  The Company operates in the physical vapor deposition industry in which it develops, commercializes technologies, and manufactures ceramics and metals for advanced applications in: Photonics, Solar, Thin Film Battery, Semiconductor, and, to a lesser extent High Temperature Superconductor (“HTS”) materials.  Photonics currently represents the Company’s largest market.  Solar is an industry that is exhibiting rapid growth.  Thin Film Battery is a developing market where manufacturers of batteries use the Company’s products to produce very small power supplies with small quantities of stored energy.    Semiconductor is a developing market for the Company.

Note 2.                  Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010.  Interim results are not necessarily indicative of results for the full year.

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

Note 3.	Common Stock and Stock Options

Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.  Non cash stock based compensation expense was $31,365 and $53,663 for the three months ended March 31, 2011 and 2010, respectively.   Unrecognized compensation expense was $693,478 as of March 31, 2011 and will be recognized through 2017.  There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

During the three months ended March 31, 2011, a total of 3,000 stock options were exercised at a price of $1.55.  The total cash proceeds were $4,650.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at March 31, 2011, and December 31, 2010, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2010	796,250	$4.31
Granted	-	-
Exercised	(11,000)	1.55
Expired	(1,500)	2.88
Outstanding at December 31, 2010	783,750	$4.35
Granted	-	-
Exercised	(3,000)	1.55
Expired	(25,000)	1.88
Outstanding at March 31, 2011	755,750	$4.44
Shares exercisable at December 31, 2010	411,800	$2.94
Shares exercisable at March 31, 2011	428,800	$3.34

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2010	319,500	$3.52
Granted	-	-
Exercised	(1,000)	2.13
Expired	(36,000)	2.97
Forfeited	-	-
Outstanding at December 31, 2010	282,500	$3.60
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at March 31, 2011	282,500	$3.60
Shares exercisable at December 31, 2010	252,500	$3.31
Shares exercisable at March 31, 2011	282,500	$3.60

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

Exercise prices for options ranged from $1.00 to $6.00 at March 31, 2011.  The weighted average option price for all options outstanding was $4.21 with a weighted average remaining contractual life of 5.0 years.

Note 4.	Preferred Stock

On February 21, 2011 the Board of Directors voted to authorize the payment of a cash dividend in the amount of $24,152 on convertible preferred stock, Series B, to shareholders of record as of December 31, 2010.  This payment is expected to be disbursed during June 2011.  Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Accrued dividends on the Series B preferred stock were $6,038 and $6,074 for the three months ended March 31, 2011 and 2010, respectively.

Note 5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Raw materials	$329,627	$338,971
Work-in-process	862,320	866,853
Finished goods	344,542	188,602
Inventory reserve	(62,884)	(50,000)
	$1,473,605	$1,344,426

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6.	Earnings Per Share

Basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average of common shares outstanding.  Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares.  Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive.  For the three months ended March 31, 2011 all (148,476) common stock options were anti-dilutive due to the net loss.  The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,
	2011	2010
(Loss) income applicable to common shares	$(76,744)	$100,355

Weighted average common shares outstanding – basic	3,777,165	3,711,942

Effect of dilutions -options	-	157,641

Weighted average shares outstanding –diluted	3,777,165	3,869,583

Note 7.                  Notes Payable

On January 6, 2011, the Company issued a Promissory Note (the “Promissory Note”) in the amount of not more than $840,000 to The Huntington National Bank, as Lender.  The Promissory Note is collateralized by the Company’s inventories, equipment and accounts receivable.  As of March 31, 2011 there was no outstanding balance on the Promissory Note.

Among other items, the Promissory Note provides for the following:

•
Interest is subject to change from time to time based on changes in an independent index (LIBOR).  The index at the inception of the Promissory Note was 0.261% per annum.  The interest rate to be applied to the unpaid principal balance will be at a rate of 2.75 percentage points over the index.  Under no circumstance will the interest rate be less than 4.00% per annum or more than the maximum rate allowed by applicable law.

•	Accrued interest is payable monthly. The outstanding principal and accrued interest matures on December 31, 2012.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.                  Notes Payable (continued)

During 2010, the Company applied and was approved for a 166 Direct Loan in the amount of $744,250 with the Ohio Department of Development (ODOD).  This loan was finalized in February of 2011.  The term of the loan is 84 months at a fixed interest rate of 3%.  There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance.   The loan is to be amortized over 84 months beginning on the first day of the calendar month immediately following the first full calendar month after the initial disbursement of the loan proceeds, which is expected during the second or third quarter of 2011.  The loan is collateralized by the project equipment.  As of March 31, 2011 there was no outstanding balance on this loan.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with The Ohio Air Quality Development Authority (OAQDA) for approximately $1.4 million.  This loan was finalized in February of 2011.  The term of the loan is 84 months at a fixed interest rate of 3%.  There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance.  The loan is to be amortized over 84 months beginning on the first day of the calendar month immediately following the first full calendar month after the initial disbursement of the loan proceeds, which is expected during the second or third quarter of 2011.  The loan is collateralized by the project equipment.  As of March 31, 2011 there was no outstanding balance on this loan.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development in the amount of $400,000.  These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment.  The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance.  The Company is making monthly servicing fee, interest and principal payments of approximately $6,000.  The loan principal balance will be fully amortized at the end of the term in August 2015.  The loan is collateralized by the project equipment.  As of March 31, 2011 the loan had a balance of $301,326.

The Company has ordered approximately $185,000 of new test equipment and expects delivery during the second quarter of 2011.  It is anticipated that this equipment will be purchased through a capital lease obligation.

Note 8.                  Concentration Risk

At March 31, 2011 the Company had a prepaid expense of approximately $328,000 to a supplier for the purchase of raw material.  The Company is confident the supplier, with revenue of several billion dollars, will continue to deliver the raw material as agreed upon.

At March 31, 2011 the Company had an accounts receivable of approximately $308,000 from a customer.  This balance was collected in April 2011.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 9.                  Income Taxes

Income tax expense consists of the following:

	2011	2010
Federal – deferred	$-	$55,000
State and local	4,238	6,698
	$4,238	$61,698

Note 10.                Subsequent Event

On April 11, 2011, the Company issued a Promissory Note (the “Note”) to The Huntington National Bank, as Lender.  The Note is collateralized by the Company’s inventories, equipment and accounts receivable.  This Note matures on April 13, 2012 and replaced a note previously signed on December 21, 2010.  As of March 31, 2011 there was no outstanding balance on the Note.

Among other items, the Note provides for the following:

•
At no time shall the outstanding balance of the principal sum of the Note exceed the lesser of (1) $500,000 or (2) an amount equal to the sum of 80% of Eligible Accounts plus the lesser of (A) 50% of Eligible inventory or (B) $200,000.

•
Interest on the Note is subject to change from time to time based on changes in an independent index (LIBOR).  The index at the inception of the Note was 0.243% per annum.  The interest rate to be applied to the unpaid principal balance during the term will be at a rate of 2.75 percentage points over the index.

•	Accrued interest is payable monthly. The outstanding principal and accrued interest owed on the Note matures on April 13, 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2010.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy.  Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission.  One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections.  Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Executive Summary

During the first quarter of 2011 we increased sales to core customers, continued to develop transparent conductive oxide systems for the solar industry, and added domestic and international customers for solar products.   The solar industry is projected to have strong growth for the next few decades, and in addition, the Thin Film Solar (TFS) market share is expected to increase during that period.  Given current market opportunities, we continue to invest in expanding production, research & development, marketing, and sales.  This has resulted in trial and qualification orders that were shipped to customers in the solar industry throughout 2010 and the first quarter of 2011.  This should allow us to gain market share and to be poised to receive large orders in targeted applications.  The conversion of these trials into production orders represents another important step toward realization of our strategic goals which include expanding our base of solar customers globally.

During February 2011 we positioned the Company for continued growth as two loans with agencies of the State of Ohio for approximately $2.1 million were finalized.  These loans carry attractive interest rates of 3.25%.  In addition, we expect to invest an additional $900,000 in the expansion project and add approximately 50 jobs during the next three years.  We have placed orders of over $500,000 for equipment related to this project during the first quarter of 2011.  In the previous three years (2008 – 2010) we invested over $1.6 million in new equipment to increase our manufacturing capacity and advanced test equipment to position the Company to become a meaningful supplier of Zinc Oxide based Transparent Conductive Oxides (TCO) for the Thin Film Solar industry.

For the three months ended March 31, 2011, we had total revenue of $2,517,634.  This was an increase of $276,522, or 12.3%, compared to the three months ended March 31, 2010.  Product revenue increased $309,699, or 15.5% for the three months ended March 31, 2011 from the same period in 2010.  Product revenue increased due to customer demand and increased cost of a high priced raw material.  During the first quarter of 2011, a customer asked us to purchase and process this raw material resulting in higher revenue compared to the first quarter of 2010.  During the first quarter of 2010, this customer purchased the raw material directly and shipped it to us for processing.  We also experienced a reduction in selling price from a large customer which closed its facility during the first quarter of 2011.

As mentioned, one of our large customers closed its manufacturing facility during the first quarter of 2011.  We shipped approximately $450,000 to this customer during the first quarter of 2011 versus approximately $530,000 during the first quarter of 2010.  Revenue from this customer was approximately $1.9 million for the entire year of 2010.  We expect the loss of revenue from this customer to be offset by increased sales of solar products, especially our innovative transparent conductive oxide systems for the solar industry and from core customers in other markets.  The anticipated increased sales of solar products are based on revenue from new customers and current product trials being converted into production orders.

Gross profit was $547,538 for the three months ended March 31, 2011 compared to $677,702 for the same three months in 2010.  This was a decrease of $130,164, or 19.2%.  The decrease in gross profit can be attributed to the reduction in selling price to a large customer mentioned above as well as a change in product mix and continued scale-up expenses related to transparent conductive oxide for solar applications products.  Gross margin was 21.7% for the first three months of 2011 compared to 30.2% for the same period in 2010.  The decrease in gross margin can be principally attributed to the increased volume of the high priced raw material which had a lower margin and was related to the change in purchasing behavior by a customer mentioned previously.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We continue to invest in developing new products for the solar industry including transparent conductive oxide systems.  These efforts include accelerating time to market for those products and involve research & development expense beyond the scope of specific government grants and awards.  Research & development expense increased 209% to $164,639 for the first quarter 2011 from $53,256 for the same period last year.

For the three months ended March 31, 2011, we had loss before provision for income tax of $66,468 compared to income of $168,127 for the three months ended March 31, 2010.  We had loss applicable to common shares of $76,744 for the three months ended March 31, 2011 compared to income of $100,355 for the same period in 2010.  This decrease can be attributed to the decrease in gross profit previously mentioned and an increase in research and development expenses of approximately $111,000.

RESULTS OF OPERATIONS

Three months ended March 31, 2011 (unaudited) compared to three months ended March 31, 2010 (unaudited):

Revenue

For the three months ended March 31, 2011, we had total revenue of $2,517,634.  This was an increase of $276,522, or 12.3%, compared to the three months ended March 31, 2010.  Product revenue increased $309,699, or 15.5% for the three months ended March 31, 2011 from the same period in 2010.  Product revenue increased due to customer demand and higher cost of a high priced raw material.  During the first quarter of 2011, a customer asked us to purchase and process this raw material resulting in higher revenue compared to the first quarter of 2010.  During the first quarter of 2010, this customer purchased the raw material directly and shipped it to us for processing.  We also experienced a reduction in selling price from a large customer which closed its facility during the first quarter of 2011.  Contract research revenue decreased to $205,336 from $238,513, or 13.9%, for the first quarter of 2011 compared to the first quarter of 2010 as one of the grants drew to a close late in 2010.

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

Gross Profit/Margin

Gross profit was $547,538 for the three months ended March 31, 2011 compared to $677,702 for the same three months in 2010.  This was a decrease of $130,164, or 19.2%.  The decrease in gross profit can be attributed to the reduction in selling price to a large customer mentioned above as well as a change in product mix and continued scale-up expenses related to transparent conductive oxide for solar applications products.  Gross margin was 21.7% for the first three months of 2011 compared to 30.2% for the same period in 2010.  The decrease in gross margin can be attributed to the increased volume of the high priced raw material which had a lower margin and was related to the change in purchasing behavior by a customer mentioned previously.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2011 decreased to $275,894 from $281,230 for the three months ended March 31, 2010, or 1.9%.   The decrease was the result of less non-cash stock based compensation of approximately $19,000.  This was offset by an increase in professional fees of approximately $15,000.

Professional Fees

Included in General and Administrative expense was $60,565 and $45,074 for professional fees for the three months ended March 31, 2011 and 2010, respectively.  The increase was due to continued expense related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended March 31, 2011 was $164,639 compared to $53,256 for the same period in 2010, an increase of 209.1%.  We continue to develop innovative transparent conductive oxide systems to further align our activities with customer needs, as well as trial orders which resulted in increased research and development expense.  These new research and development endeavors have moved us beyond the scope of our current federal and state grants and awards.

Marketing and Sales Expense

Marketing and Sales expense for the three months ended March 31, 2011 increased 1.1% to $156,057 from $154,322 for the same period in 2010.  The slight increase was due to an international trade show expense of approximately $30,000.  This same international trade show took place during the second quarter of 2010.  This expense was partially offset by less expense related to other travel of approximately $13,000 and reduced commissions to our outside manufacturing sales representatives of approximately $12,000.

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $30,037 and $48,586 for the three months ended March 31, 2011 and 2010, respectively.    Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.  Unrecognized non cash stock based compensation expense was $693,478 as of March 31, 2011 and will be recognized through 2017.

Interest Expense

Interest expense was $18,566 and $21,822 for the three months ended March 31, 2011 and 2010, respectively.  The decrease was due to the maturity of some capital leases plus more principal and less interest being applied to ongoing capital lease payments.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Tax Expense

Income tax expense for the three months ended March 31, 2011 and 2010 was $4,238 and $61,698 respectively.    We had deferred taxes of $156,000 and $101,000 at March 31, 2011 and 2010, respectively.    We record a valuation allowance against our deferred tax asset to an amount that is more likely than not to be realized.  We have considered future taxable income and used ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances.  If we were to determine that we would be able to realize deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period that such determination was made. Likewise, should we determine that we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. We regularly evaluate the need for a valuation allowance against our deferred tax asset.

(Loss)/Income Applicable to Common Shares

Loss applicable to common shares was ($76,744) for the three months ended March 31, 2011 compared to income of $100,355 for the three months ended March 31, 2010.  This decrease can be attributed to the decrease in gross profit previously mentioned and an increase in research and development expenses of approximately $111,000.

Common Shares

The following schedule represents our outstanding common shares during the period of 2011 through 2019 assuming all outstanding stock options are exercised during the year of expiration.  If each shareholder exercises his or her options, it would increase our common shares by 1,038,250 to 4,817,148 by December 31, 2019.  Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2011	37,500	3,816,398	$1.54
2012	155,000	3,971,398	$1.55
2013	30,250	4,001,648	$1.00
2014	180,000	4,181,648	$4.36
2015	140,000	4,321,648	$2.97
2016	36,000	4,357,648	$3.25
2017	-	4,357,648	-
2018	9,500	4,367,148	$3.10
2019	450,000	4,817,148	$6.00

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash

As of March 31, 2011, cash on-hand was $1,196,529.

Working Capital

At March 31, 2011, working capital was $1,925,836 compared to $2,037,193 at December 31, 2010, a decrease of $111,357, or 5.5%.  Cash decreased approximately $315,000.  Accounts receivable increased approximately $64,000 and we had a receivable from a customer of over $300,000 at March 31, 2011 which was collected in April of 2011.  Inventories increased approximately $129,000 and prepaid expenses related to customer deposits and equipment purchases increased approximately $381,000.  Accounts payable decreased approximately $144,000 as large inventories received in December of 2010 were paid for in the first quarter of 2011.  Customer deposits increased approximately $483,000 during the first quarter of 2011 for expected shipments during the first half of 2011.

Cash from Operations

Net cash used in operating activities was approximately $150,000 during the three months ended March 31, 2011.  In addition to the changes in various current assets and liabilities mentioned above, non cash expenses for depreciation, accretion and amortization increased to approximately $126,000 during the first three months of 2011 from approximately $120,000 during the first three months of 2010, an increase of 5.3%.  This increase is related to the purchase of additional machinery and equipment.  Included in expenses were non cash stock based compensation costs of $31,365 and $53,663 for the three months ended March 31, 2011 and 2010, respectively.   Net cash provided by operating activities was approximately $94,000 during the three months ended March 31, 2010.

Cash from Investing Activities

Cash of approximately $57,000 and $75,000 was used for investing activities for the three months ended March 31, 2011 and 2010, respectively.  The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.

Cash from Financing Activities

Cash of approximately $109,000 was used in financing activities for the three months ended March 31, 2011.  Principal payments to third parties for capital lease obligations and a note payable approximated $113,000.  Proceeds received from the exercise of common stock options were $4,650.  We have placed orders of more than $500,000 for new equipment related to our continued growth.  The equipment is expected to be received during the second quarter of 2011.

Cash of approximately $266,000 was provided by financing activities during the three months ended March 31, 2010.  Principal payments to third parties for capital lease obligations and a note payable approximated $111,000.  Proceeds received from the exercise of common stock warrants were $375,000.  Proceeds received from the exercise of common stock options were $2,125.   We incurred new capital lease obligations of approximately $87,000 for new production equipment during the first quarter of 2010.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt Facilities

We have the ability to draw on a Revolving Note from The Huntington National Bank.  The principal amount of the Revolving Note is $500,000.  As of March 31, 2011 there was no outstanding balance on the Revolving Note.

We have the ability to draw on a Promissory Note from The Huntington National Bank.  The principal amount of the Note is $840,000.  As of March 31, 2011 there was no outstanding balance on the Promissory Note.

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

Debt Outstanding

Total debt outstanding decreased during the three months ended March 31, 2011 from approximately $1,223,000 to $1,110,000, or 9.2%.  We paid cash of approximately $113,000 towards capital lease obligations during the first quarter of 2011.

Government Grants and Contracts

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets.  These targets are used in the manufacture of thin film photovoltaics.  This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology.   The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010.  Total expenditures for the project through March 31, 2011 were $234,260.  Revenue totaled $58,173 during the first quarter of 2011 compared to $5,725 in the first quarter of 2010.  The work on the contract is expected to continue through the first quarter of 2012.

During the third quarter of 2009 we received notification from the Department of Energy (DOE) of an Assistance Agreement in the amount of approximately $650,000.  This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.”  Total revenue of the project through March 31, 2011 was $448,673.  Revenue was $97,726 for the three months ended March 31, 2011 compared to $55,721 for the same period in 2010.  The work on the contract is expected to continue through the third quarter of 2011.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We received notification during the fourth quarter of 2008 from the Ohio Department of Development’s Third Frontier Advanced Energy Program (TFAEP) of an award in the amount of $708,715.  This grant provided support to commercialize technologies for the manufacture of rotatable ceramic sputtering targets for the production of transparent conductive oxide-coated glass used in manufacturing thin film photovoltaic solar cell panels.  The work on the contract began in January of 2009 and was completed late in 2010.  Revenue was $114,854 for the three months ended March 31, 2010.

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000.  This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.”  Total revenue of the project through March 31, 2011 was $739,356.  Revenue was $49,437 during the first three months of 2011 and $60,346 for the first three months of 2010.  The work on the contract began during the third quarter of 2008 and is expected to be completed during the second quarter of 2011.

The granting agency may suspend or terminate the award in whole or in part if we fail to materially comply with the terms and conditions.  We expect to complete each award while complying with the terms and conditions.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes.  Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 describes the significant accounting policies and methods used in the preparation of the Financial Statements.  Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, and assessing changes in which impairment of certain long-lived assets may occur.  Actual results could differ from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.  The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable.  If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.  Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.  Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us.  Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure.  Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary).  We believe this will continue to mitigate this weakness.  This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on February 28, 2011 for the year ended December 31, 2010, relating to insufficient segregation of duties consistent with control objectives.  Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In order to remediate this weakness, we will need to hire additional employees.  Although we will periodically reevaluate this situation, at this point we consider that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified.  Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary).  We believe this will continue to mitigate this weakness.  This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2011 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures.  Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.   As a result, no corrective actions were required or undertaken.

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

10.1
Description of notification by large customer that orders will be reduced in 2011 due to manufacturing plant closing (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 27, 2011).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated May 5, 2011, entitled “SCI Engineered Materials, Inc. Reports First Quarter 2011 Results.”

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 5, 2011	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of
Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief
Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)