Form 10-Q
period 2011-06-30
SCI Engineered Materials, Inc.
filed 2011-08-08
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

3,778,898 shares of Common Stock, without par value, were outstanding at August 1, 2011.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

	Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	5

	Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited)	6

	Statement of Shareholders’ Equity for the Six Months Ended June 30, 2011 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	(Removed and Reserved).	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	24

Signatures.		25

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$1,260,613	$1,511,752
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000 and $16,000, respectively	477,886	574,965
Contract	16,250	86,501
Other	10,446	20,551
Inventories	1,517,385	1,344,426
Deferred income taxes	156,000	156,000
Prepaid expenses	237,955	51,369
Total current assets	3,676,535	3,745,564

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	5,550,180	5,267,891
Furniture and fixtures	134,666	134,666
Leasehold improvements	315,054	315,054
Construction in progress	686,107	-
	6,686,007	5,717,611
Less accumulated depreciation	(3,467,648)	(3,250,237)
	3,218,359	2,467,374

OTHER ASSETS
Deposits	49,756	29,621
Intangibles	16,997	49,276
Total other assets	66,753	78,897

TOTAL ASSETS	$6,961,647	$6,291,835

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Capital lease obligation, current portion	$405,774	$399,780
Notes payable, current portion	65,263	64,292
Accounts payable	871,571	573,741
Customer deposits	750,915	366,153
Accrued compensation	62,090	71,704
Accrued expenses and other	202,831	232,701
Total current liabilities	2,358,444	1,708,371

Capital lease obligation, net of current portion	485,738	505,758
Notes payable, net of current portion	520,051	252,927
Total liabilities	3,364,233	2,467,056

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	381,602	393,678
Common stock, no par value, authorized 15,000,000 shares; 3,778,898 and 3,775,898 shares issued and outstanding, respectively	9,730,040	9,725,390
Additional paid-in capital	1,636,944	1,587,727
Accumulated deficit	(8,151,172)	(7,882,016)
	3,597,414	3,824,779

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,961,647	$6,291,835

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

PRODUCT REVENUE	$2,129,733	$2,354,405	$4,442,031	$4,357,005
CONTRACT RESEARCH REVENUE	147,835	206,259	353,171	444,772
	2,277,568	2,560,664	4,795,202	4,801,777

COST OF PRODUCT REVENUE	1,772,357	1,735,227	3,617,356	3,124,408
COST OF CONTRACT RESEARCH	88,382	159,289	213,479	333,519
	1,860,739	1,894,516	3,830,835	3,457,927

GROSS PROFIT	416,829	666,148	964,367	1,343,850

GENERAL AND ADMINISTRATIVE EXPENSE	275,340	314,981	551,234	596,211

RESEARCH AND DEVELOPMENT EXPENSE	197,548	147,505	362,187	200,761

MARKETING AND SALES EXPENSE	119,915	155,908	275,972	310,230

(LOSS) INCOME FROM OPERATIONS	(175,974)	47,754	(225,026)	236,648

OTHER INCOME (EXPENSE)
Interest income	861	1,607	1,586	2,663
Interest expense	(19,100)	(23,109)	(37,666)	(44,931)
Gain on sale of equipment	-	10,251	425	10,251
	(18,239)	(11,251)	(35,655)	(32,017)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAX	(194,213)	36,503	(260,681)	204,631

INCOME TAX EXPENSE	(4,237)	(21,670)	(8,475)	(83,367)

NET (LOSS) INCOME	(198,450)	14,833	(269,156)	121,264

DIVIDENDS ON PREFERRED STOCK	(6,038)	(6,074)	(12,076)	(12,149)

(LOSS) INCOME APPLICABLE TO COMMON SHARES	$(204,488)	$8,759	$(281,232)	$109,115

EARNINGS PER SHARE - BASIC AND DILUTED
(Note 6)

(LOSS) INCOME APPLICABLE TO COMMON SHARES PER COMMON SHARE
Basic	$(0.05)	$0.00	$(0.07)	$0.03
Diluted	$(0.05)	$0.00	$(0.07)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,778,898	3,742,039	3,778,036	3,727,074
Diluted	3,778,898	3,882,826	3,778,036	3,873,231

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(269,156)	$121,264
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and accretion	257,768	239,993
Amortization	1,544	1,544
Stock based compensation	61,293	103,577
Patent impairment	38,726	-
Gain on sale of equipment	(425)	(10,251)
Deferred income taxes	-	72,000
Inventory reserve	18,000	11,591
Credit for doubtful accounts	(530)	-
Changes in operating assets and liabilities:
Accounts receivable	177,965	(184,361)
Inventories	(190,959)	(390,433)
Prepaid expenses	(186,586)	655,076
Other assets	(28,125)	6,255
Accounts payable	297,830	122,829
Accrued expenses and customer deposits	341,964	(399,213)
Net cash provided by operating activities	519,309	349,871

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	425	10,500
Purchases of property and equipment	(820,440)	(153,742)
Net cash used in investing activities	(820,015)	(143,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	4,650	15,145
Net proceeds from exercise of common stock warrants	-	490,799
Proceeds from note payable	300,000	-
Principal payments on capital lease obligations and notes payable	(230,931)	(225,621)
Payment of cumulative dividends on preferred stock	(24,152)	-
Net cash provided by financing activities	49,567	280,323

NET (DECREASE) INCREASE IN CASH	(251,139)	486,952

CASH - Beginning of period	1,511,752	1,107,216

CASH - End of period	$1,260,613	$1,594,168

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the years for:
Interest	$37,666	$44,931
Income taxes	713	1,650

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment purchased by capital lease	185,000	192,665
Increase in asset retirement obligation	3,312	3,312

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance at January 1, 2011	$393,678	$9,725,390	$1,587,727	$(7,882,016)	$3,824,779

Accretion of cumulative dividends	12,076	-	(12,076)	-	-

Stock based compensation expense (Note 3)	-	-	61,293	-	61,293

Payment of cumulative dividends on preferred stock (Note 4)	(24,152)	-	-	-	(24,152)

Proceeds from exercise of stock options (Note 3)	-	4,650	-	-	4,650

Net loss	-	-	-	(269,156)	(269,156)

Balance at June 30, 2011	$381,602	$9,730,040	$1,636,944	$(8,151,172)	$3,597,414

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Operations

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

Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.  Non cash stock based compensation expense was $61,293 and $103,577 for the six months ended June 30, 2011 and 2010, respectively.   Unrecognized compensation expense was $663,549 as of June 30, 2011 and will be recognized through 2017.  There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

During the six months ended June 30, 2011, a total of 3,000 stock options were exercised at a price of $1.55.  The total cash proceeds were $4,650.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at June 30, 2011, and December 31, 2010, as well as options which became exercisable in connection with the Stock Option Plans are summarized as follows:

Employee Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2010	796,250	$4.31
Granted	-	-
Exercised	(11,000)	1.55
Expired	(1,500)	2.88
Outstanding at December 31, 2010	783,750	$4.35
Granted	-	-
Exercised	(3,000)	1.55
Expired	(30,000)	1.90
Outstanding at June 30, 2011	750,750	$4.46
Shares exercisable at December 31, 2010	411,800	$2.94
Shares exercisable at June 30, 2011	433,375	$3.35

Non-Employee Director Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2010	319,500	$3.52
Granted	-	-
Exercised	(1,000)	2.13
Expired	(36,000)	2.97
Outstanding at December 31, 2010	282,500	$3.60
Granted	-	-
Exercised	-	-
Expired	(5,000)	1.30
Outstanding at June 30, 2011	277,500	$3.64
Shares exercisable at December 31, 2010	252,500	$3.31
Shares exercisable at June 30, 2011	277,500	$3.64

Exercise prices for options range from $1.00 to $6.00 at June 30, 2011.  The weighted average option price for all options outstanding is $4.24 with a weighted average remaining contractual life of 4.7 years.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4.	Preferred Stock

On February 21, 2011, the Board of Directors voted to authorize the payment of a cash dividend in the amount of $24,152 on convertible preferred stock, Series B, to shareholders of record as of December 31, 2010.  This payment was made in June 2011.  Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Accrued dividends on the Series B preferred stock were $6,038 and $6,074 for the three months ended June 30, 2011 and 2010, respectively, and $12,076 and $12,149 for the six months ended June 30, 2011 and 2010, respectively.

Note 5.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)
Raw materials	$338,288	$338,971
Work-in-process	983,302	866,853
Finished goods	263,795	188,602
Inventory reserve	(68,000)	(50,000)
	$1,517,385	$1,344,426

Note 6.	Earnings Per Share

Basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average of common shares outstanding.  Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares.  Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive.  For the three and six months ended June 30, 2011, all (138,047) common stock options were anti-dilutive due to the net loss.  The following is provided to reconcile the earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010
(Loss) income applicable to common shares	$(204,488)	$8,759	$(281,232)	$109,115

Weighted average common shares outstanding – basic	3,778,898	3,742,039	3,778,036	3,727,074

Effect of dilutions	-	140,787	-	146,157

Weighted average shares outstanding – diluted	3,778,898	3,882,826	3,778,036	3,873,231

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 7.	Notes Payable

On April 11, 2011, the Company issued a Promissory Note (the “Note”) to The Huntington National Bank, as Lender.  The Note is collateralized by the Company’s inventories, equipment and accounts receivable.  This Note matures on April 13, 2012 and replaced a note previously signed on December 21, 2010.  As of June 30, 2011 there was no outstanding balance on the Note.

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

On January 6, 2011, the Company issued a Promissory Note (the “Promissory Note”) in the amount of not more than $840,000 to The Huntington National Bank, as Lender.  This Promissory Note is collateralized by the Company’s inventories, equipment and accounts receivable.  As of June 30, 2011 there was a balance of $300,000 on the Promissory Note.

Among other items, the Promissory Note provides for the following:

•
Interest is subject to change from time to time based on changes in an independent index (LIBOR).  The index at the inception of the Promissory Note was 0.261% per annum.  The interest rate applied to the unpaid principal balance is at a rate of 2.75 percentage points over the index.  Under no circumstance will the interest rate be less than 4.00% per annum or more than the maximum rate allowed by applicable law.

•
Accrued interest is payable monthly.  The outstanding principal and accrued interest matures on December 31, 2012.  It is anticipated that this Promissory Note will be repaid through the proceeds received from the Ohio Department of Development loan and the Ohio Air Quality Development Authority loan described below.

During 2010, the Company applied and was approved for a 166 Direct Loan in the amount of $744,250 with the Ohio Department of Development (ODOD).  This loan was finalized in February of 2011.  The term of the loan is 84 months at a fixed interest rate of 3%.  There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance.   The loan is to be amortized over 84 months beginning on the first day of the calendar month immediately following the first full calendar month after the initial disbursement of the loan proceeds, which is expected during the third quarter of 2011.  The loan is collateralized by the project equipment.  As of June 30, 2011 there was no outstanding balance on this loan.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable (continued)

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with The Ohio Air Quality Development Authority (OAQDA) for approximately $1.4 million.  This loan was finalized in February of 2011.  The term of the loan is 84 months at a fixed interest rate of 3%.  There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance.  The loan is to be amortized over 84 months beginning on the first day of the calendar month immediately following the first full calendar month after the initial disbursement of the loan proceeds, which is expected during the third quarter of 2011.  The loan is collateralized by the project equipment.  As of June 30, 2011 there was no outstanding balance on this loan.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development in the amount of $400,000.  These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment.  The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance.  The Company is making monthly servicing fee, interest and principal payments of approximately $6,000.  The loan principal balance will be fully amortized at the end of the term in August 2015.  The loan is collateralized by the project equipment.  As of June 30, 2011 the loan had a balance of $285,314.

Note 8.	Income Taxes

Income tax expense consists of the following for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,

	2011	2010	2011	2010
Federal – deferred	$-	$17,000	$-	$72,000
State and local	4,237	4,670	8,475	11,367
	$4,237	$21,670	$8,475	$83,367

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

During the first half of 2011 we continued to develop transparent conductive oxide systems for the solar industry and added domestic and international customers for solar products.   The solar industry is projected to have strong growth for the next few decades, and in addition, the Thin Film Solar (TFS) market share is expected to increase during that period.  Given current market opportunities, we continue to invest in expanding production, research & development, marketing, and sales.  These investments have resulted in trial and qualification orders that were shipped to customers in the solar industry throughout 2010 and the first six months of 2011.  Current orders and the conversion of customer forecasts are expected to be catalysts as we transition our business from product trials to full production.  This should allow us to gain market share and to be poised to receive large orders in targeted applications.  We anticipate that our financial performance will begin to improve during the final three months of 2011.  The conversion of these trials into production orders represents another important step toward realization of our strategic goals which include expanding our base of solar customers globally.

In the previous three years (2008 – 2010) we invested over $1.6 million in new equipment to increase our manufacturing capacity and advanced test equipment to position the Company to become a meaningful supplier of Zinc Oxide based Transparent Conductive Oxides (TCO) to the Thin Film Solar industry.  During the first six months of 2011 we positioned the Company for continued growth by finalizing two loans with agencies of the State of Ohio for approximately $2.1 million.  These loans carry attractive interest rates of 3% plus a 0.25% annual service fee.  In addition to the loans we expect to invest an additional $900,000 in the expansion project and to add approximately 50 employees during the next three years.  These funds are expected to be provided by operating activities.  As part of this project we invested over $1 million in new equipment during the first half of 2011.

We had total revenue of $4,795,202 and $4,801,777 for the six months ended June 30, 2011 and June 30, 2010, respectively.  Product revenue increased to $4,442,031 from $4,357,005, an increase of $85,026, or 2.0% for the six months ended June 30, 2011 from the same period in 2010.  Product revenue increased due to customer demand and increased cost of a high priced raw material.    During the first quarter of 2011, a customer asked us to purchase and process this raw material resulting in higher revenue compared to the first quarter of 2010.  During the first quarter of 2010, this customer purchased the raw material directly and shipped it to us for processing.

Total revenue remained constant for the first six months of 2011 compared to the same period in 2010 despite the loss of a customer which closed its manufacturing facility during the first quarter of 2011.  We shipped approximately $450,000 to this customer during the first half of 2011 versus approximately $1 million during the first half of 2010.  Revenue from this customer was approximately $1.9 million for the entire year of 2010.    We expect the loss of revenue from this customer to be offset by increased sales of solar products, especially our innovative transparent conductive oxide systems for the solar industry and from core customers in other markets.  The sales of solar products are expected to accelerate during the fourth quarter of 2011 and are based on revenue from current customers and product trials being converted into production orders.    Our products continue to be evaluated by a growing number of companies engaged in the global solar market.

Gross profit was $964,367 for the six months ended June 30, 2011 compared to $1,343,850 for the same six months in 2010.  This was a decrease of $379,483, or 28.2%.  The decrease in gross profit can be attributed to a change in product mix and continued scale-up expenses related to transparent conductive oxide for solar applications products in addition to the closing of a manufacturing facility by a customer previously disclosed.  We anticipate gross profit to begin to improve during the fourth quarter of 2011 compared to each of the previous quarters in 2011 due to the expected increased revenue.  Gross margin was 20.1% for the first six months of 2011 compared to 28.0% for the same period in 2010.  The decrease in gross margin can be principally attributed to the increased volume of the high priced raw material, which had a lower margin and also to the large customer that closed its facility.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We continue to invest in developing new products for the solar industry including transparent conductive oxide systems.  These efforts include accelerating time to market for those products and involve research and development expense beyond the scope of specific government grants and awards.  Research and development expense increased $161,426 to $362,187, an increase of 80.4% for the first six months of 2011 compared to the first six months of 2010.  Research and development is integral to the sales process, which involves a long selling cycle of product trials prior to full production orders.  Investments we have made to date are expected to accelerate revenues later this year.

For the six months ended June 30, 2011, we had a loss before provision for income taxes of $260,681 compared to net income of $204,631 for the six months ended June 30, 2010.  We had a loss applicable to common shares of $281,232 for the six months ended June 30, 2011 compared to income of $109,115 for the same period in 2010.  This decrease can be attributed to the decrease in gross profit previously mentioned and an increase in research and development expenses of approximately $161,000.

RESULTS OF OPERATIONS

Six and three months ended June 30, 2011 (unaudited) compared to six and three months ended June 30, 2010 (unaudited):

Revenue

Revenue for the six months ended June 30, 2011 was $4,795,202 compared to $4,801,777, for the same period last year, a decrease of $6,575 or 0.1%.

Product revenue increased $85,026, or 2.0%, for the six months ended June 30, 2011 from the same period in 2010.  This increase was primarily due to customer demand and increased cost of a high priced raw material.    Contract research revenue decreased to $353,171 from $444,772 for the first half of 2011 compared to the first half of 2010.   This decrease was due to one contract drawing to a close late in 2010 and another during the first half of 2011.

Revenue for the three months ended June 30, 2011 was $2,277,568 compared to $2,560,664, for the same period last year, a decrease of $283,096 or 11.1%.  Product revenue decreased $224,672, or 9.5%, for the three months ended June 30, 2011 from the same period in 2010.  This decrease can be attributable to a customer closing its manufacturing facility as previously discussed (revenue to this customer was approximately $490,000 during the second quarter of 2010).  This decrease in revenue was partially offset by increased revenue from core customers.  Contract research revenue decreased to $147,835 for the second quarter of 2011 compared to $206,259 for the second quarter of 2010, due to the completion of certain milestones related to these programs.

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

Gross Profit

Gross profit for the six months ended June 30, 2011 was $964,367, which represented gross margin of 20.1% of total revenue compared to $1,343,850 and 28.0% of total revenue for the six months ended June 30, 2010.  In addition to a customer’s closing of its manufacturing facility as previously disclosed, the decrease in gross profit can be attributed to a change in product mix and continued scale-up expenses related to transparent conductive oxide for solar applications products.

Gross profit for the three months ended June 30, 2011 was $416,829, which represented gross margin of 18.3% of total revenue compared to $666,148 and 26.0% of total revenue for the three months ended June 30, 2010.  This was a decrease of $249,319, or 37.4%.  In addition to a customer’s closing of its manufacturing facility, the decrease in gross profit can be attributed to a change in product mix and continued scale-up expenses related to transparent conductive oxide for solar applications products.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2011 decreased to $551,234 from $596,211, or 7.5%, for the six months ended June 30, 2010.  The decrease was the result of non-cash stock based compensation expense being reduced by approximately $38,000 and wages and compensation being approximately $13,000 lower.

General and administrative expense for the three months ended June 30, 2011 was $275,340 compared to $314,981 for the three months ended June 30, 2010, a decrease of 12.6%.  The decrease was the result of less non-cash stock based compensation expense of approximately $19,000, lower legal fees of approximately $19,000 and less wages and compensation of approximately $5,000.

Professional Fees

Included in general and administrative expense was $121,173 and $124,758 for professional fees for the six months ended June 30, 2011 and 2010, respectively.  These expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations’ fees.

Research and Development Expense

Research and development expense for the six months ended June 30, 2011 was $362,187 compared to $200,761 for the same period in 2010, an increase of 80.4%.  We continue to develop innovative transparent conductive oxide systems to further align our activities with customer needs, as well as trial orders which resulted in increased research and development expense.  These new research and development endeavors have moved us beyond the scope of our current federal and state grants and awards.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and development expense for the three months ended June 30, 2011 was $197,548 compared to $147,505 for the same period in 2010, an increase of 33.9%.

We have decided not to pursue a patent application entitled “A Method for making composite sputtering targets and the targets made in accordance with the method".   The patent office did not validate the patent.  SCI appealed the examiner’s decision and the examiner also rejected the arguments contained in the appeal.  As a result we recorded a non-cash impairment charge of approximately $39,000 during the second quarter of 2011.

Marketing and Sales Expense

Marketing and sales expense for the six months ended June 30, 2011, decreased 11.0% to $275,972 from $310,230 for the same period in 2010.  The decrease was due primarily to less commission expense to outside manufacturing representatives of approximately $38,000 and less wages and compensation of approximately $6,000.

Marketing and sales expense for the three months ended June 30, 2011 decreased 23.1% to $119,915 from $155,908 for the same period in 2010.  The decrease was due to a reduction in manufacturer’s sales representative commissions of approximately $27,000 and reduced travel expenses of approximately $6,000 in the second quarter of 2011 compared to the same period in 2010.

Stock Compensation Expense

Included in operating expenses were non-cash stock based compensation costs of $58,824 and $97,171 for the six months ended June 30, 2011 and 2010, respectively.    Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.  Total unrecognized non-cash stock based compensation expense was $663,549 as of June 30, 2011 and will be recognized through 2017.

Interest Expense

Interest expense was $37,666 and $44,931 for the six months ended June 30, 2011 and 2010, respectively.  Interest expense was $19,100 and $23,109 for the three months ended June 30, 2011 and 2010, respectively.  The decrease was due to the maturity of some capital leases plus more principal and less interest being applied to ongoing capital lease payments.

Income Tax Expense

Income tax expense for the six months ended June 30, 2011 and 2010 was $8,475 and $83,367 respectively.  Income tax expense for the three months ended June 30, 2011 and 2010 was $4,237 and $21,670 respectively.  We had deferred income taxes of $156,000 at June 30, 2011 and December 31, 2010.    We record a valuation allowance against our deferred tax asset to an amount that is more likely than not to be realized.  We have considered future taxable income and used ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances.  If we were to determine that we would be able to realize deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period that such determination was made. Likewise, should we determine that we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. We regularly evaluate the need for a valuation allowance against our deferred tax asset.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Loss)/Income Applicable to Common Shares

Loss applicable to common shares was ($281,232) for the six months ended June 30, 2011 compared to income of $109,115 for the six months ended June 30, 2010.  Loss applicable to common shares was ($204,488) for the three months ended June 30, 2011 compared to income of $8,759 for the three months ended June 30, 2010.  This decrease can be attributed to the decrease in gross profit previously mentioned and an increase in research and development expenses of approximately $161,000.

Common Shares

The following schedule represents our outstanding common shares during the period of 2011 through 2019 assuming all outstanding stock options are exercised during the year of expiration.  If each shareholder exercises his or her options, it would increase our common shares by 1,028,250 to 4,807,148 by December 31, 2019.  Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2011	27,500	3,806,398	$1.50
2012	155,000	3,961,398	$1.55
2013	30,250	3,991,648	$1.00
2014	180,000	4,171,648	$4.36
2015	140,000	4,311,648	$2.97
2016	36,000	4,347,648	$3.25
2017	-	4,347,648	-
2018	9,500	4,357,148	$3.10
2019	450,000	4,807,148	$6.00

Liquidity and Capital Resources

Cash

As of June 30, 2011, cash on-hand was $1,260,613.  Cash was $1,511,752 at December 31, 2010.  We invested approximately $786,000 in new production equipment related to the two loans with agencies of the State of Ohio.  We anticipate receiving the initial proceeds (approximately $340,000) from these loans for this equipment during the third quarter of 2011.

Working Capital

At June 30, 2011, working capital was $1,318,091 compared to $2,037,193 at December 31, 2010, a decrease of $719,102, or 35.3%.  Cash decreased approximately $251,000.  Accounts receivable decreased approximately $177,000 which was related to less revenue in the second quarter.  Inventories increased approximately $173,000 and prepaid expenses primarily related to customer deposits increased approximately $187,000.  Accounts payable increased approximately $298,000 due to investments in new equipment.  Customer deposits increased approximately $385,000 during the first half of 2011 for expected shipments during the second half of 2011.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from Operations

Net cash provided by operating activities was approximately $519,000 during the six months ended June 30, 2011.  In addition to the changes in various current assets and liabilities mentioned above, non cash expenses for depreciation, accretion and amortization increased to approximately $259,000 during the first six months of 2011 from approximately $242,000 during the first six months of 2010, an increase of 7.4%.  This increase was related to the purchase of new machinery and equipment.  Included in expenses were non-cash stock based compensation costs of $61,293 and $103,577 for the six months ended June 30, 2011 and 2010, respectively.   Net cash provided by operating activities was approximately $350,000 during the six months ended June 30, 2010.

Cash from Investing Activities

Cash of approximately $820,000 and $143,000 was used for investing activities for the six months ended June 30, 2011 and 2010, respectively.  The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.  Included in 2011 was a deposit for new equipment in the amount of $300,000.  This equipment is expected to be delivered during the third quarter of 2012.

Cash from Financing Activities

Cash of approximately $50,000 was provided by financing activities for the six months ended June 30, 2011.  Principal payments to third parties for capital lease obligations and a note payable approximated $231,000.  Proceeds received from the exercise of common stock options were $4,650.  Proceeds from a new note payable were $300,000.  Payment of cumulative dividends on preferred stock was approximately $24,000.  We incurred a capital lease obligation of $185,000 for new production equipment during the first half of 2011.

During the six months ended June 30, 2010, cash of approximately $280,000 was provided by financing activities.  Principal payments to third parties for capital lease obligations and a note payable approximated $226,000.  Proceeds received from the exercise of common stock warrants were approximately $491,000.  Proceeds received from the exercise of common stock options were approximately $15,000.  We incurred new capital lease obligations of approximately $193,000 for new production equipment during the first half of 2010.

Debt Facilities

We have the ability to draw on a Revolving Note from The Huntington National Bank.  The principal amount of the Revolving Note is $500,000.  As of June 30, 2011 there was no outstanding balance on the Revolving Note.

We also have the ability to draw on a Promissory Note from The Huntington National Bank.  The principal amount of the Note is $840,000.  As of June 30, 2011 there was a balance of $300,000 on the Promissory Note.

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

Debt Outstanding

Total debt outstanding increased during the six months ended June 30, 2011 from approximately $1,223,000 to $1,477,000, or 20.8%.  We paid cash of approximately $231,000 towards capital lease obligations during the first half of 2011.   During the first half of 2011 we incurred a capital lease obligation of $185,000 for new production equipment and proceeds received from a note payable were $300,000, which was used as a down payment for new production equipment which has a lead time in excess of twelve months.

Government Grants and Contracts

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets.  These targets are used in the manufacture of thin film photovoltaics.  This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology.   The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010.  Revenue totaled $107,807 during the first half of 2011 compared to $38,076 in the first half of 2010.  Total expenditures for the project through June 30, 2011 were $288,073.  The work on the contract is expected to continue through the first quarter of 2012.

During the third quarter of 2009 we received notification from the Department of Energy (DOE) of an Assistance Agreement in the amount of approximately $650,000.  This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.”  Revenue was $193,430 for the six months ended June 30, 2011 compared to $93,541 for the same period in 2010.  Total revenue of the project through June 30, 2011 was $544,377.   The work on the contract is expected to continue through the third quarter of 2011.

We received notification during the fourth quarter of 2008 from the Ohio Department of Development’s Third Frontier Advanced Energy Program (TFAEP) of an award in the amount of $708,715.  This grant provided support to commercialize technologies for the manufacture of rotatable ceramic sputtering targets for the production of transparent conductive oxide-coated glass used in manufacturing thin film photovoltaic solar cell panels.  The work on the contract began in January of 2009 and was completed late in 2010.  Revenue was $187,791 for the six months ended June 30, 2010.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000.  This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.”  Revenue was $51,934 during the first six months of 2011 and $123,497 for the first six months of 2010.  Total revenue of the project through June 30, 2011 was $741,852.  The work on the contract began during the third quarter of 2008 and was completed during the second quarter of 2011.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure.  The Company continued to remain current for reports filed and submitted under the Exchange Act.  Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary).  We believe this will continue to mitigate this weakness.  This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on February 28, 2011 for the year ended December 31, 2010, relating to insufficient segregation of duties consistent with control objectives.  Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In order to remediate this weakness, we would need to hire additional employees.  Although we will periodically reevaluate this situation, at this point we consider that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified.  Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary).  We believe this will continue to mitigate this weakness.  This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended June 30, 2011 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures.  Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.   As a result, no corrective actions were required or undertaken.

Part II.   Other Information

Item 6.	Exhibits

3.1
Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3
Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc.  (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1
SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2
Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3
Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4
Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5
Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6
Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4.8
Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6.	Exhibits (continued)

22.1	Description of matters submitted to vote of security holders (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 13, 2011).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated August 8, 2011, entitled “SCI Engineered Materials, Inc. Reports Six Month and Second Quarter 2011 Results.”

101
The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statement of Changes in Equity for the six months ended June 30, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (v) Notes to Financial Statements, tagged as blocks of text.

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: August 8, 2011	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)