Form 10-Q
period 2011-09-30
SCI Engineered Materials, Inc.
filed 2011-11-10
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

3,788,898 shares of Common Stock, without par value, were outstanding at November 1, 2011.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	5

	Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	6

	Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2011 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors.	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	(Removed and Reserved).	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	25

Signatures.		26

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2011	2010
	(UNAUDITED)
CURRENT ASSETS
Cash	$1,178,852	$1,511,752
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000 and $16,000, respectively	351,514	574,965
Contract	30,771	86,501
Other	22,843	20,551
Inventories	1,537,439	1,344,426
Deferred income taxes	-	156,000
Prepaid expenses	72,273	51,369
Total current assets	3,193,692	3,745,564

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	6,133,367	5,267,891
Furniture and fixtures	134,666	134,666
Leasehold improvements	317,870	315,054
Construction in progress	300,700	-
	6,886,603	5,717,611
Less accumulated depreciation	(3,551,625)	(3,250,237)
	3,334,978	2,467,374

OTHER ASSETS
Deposits	48,505	29,621
Intangibles	16,225	49,276
Total other assets	64,730	78,897

TOTAL ASSETS	$6,593,400	$6,291,835

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2011	2010
	(UNAUDITED)
CURRENT LIABILITIES
Capital lease obligations, current portion	$349,493	$399,780
Notes payable, current portion	65,753	64,292
Accounts payable	659,518	573,741
Customer deposits	708,873	366,153
Accrued compensation	81,858	71,704
Accrued expenses and other	196,444	232,701
Total current liabilities	2,061,939	1,708,371

Capital lease obligations, net of current portion	438,495	505,758
Notes payable, net of current portion	845,554	252,927
Total liabilities	3,345,988	2,467,056

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	387,640	393,678
Common stock, no par value, authorized 15,000,000 shares; 3,783,898 and 3,775,898 shares issued and outstanding, respectively	9,737,540	9,725,390
Additional paid-in capital	1,657,962	1,587,727
Accumulated deficit	(8,535,730)	(7,882,016)
	3,247,412	3,824,779

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,593,400	$6,291,835

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2011	2010	2011	2010

PRODUCT REVENUE	$1,947,849	$2,191,843	$6,389,880	$6,548,847
CONTRACT RESEARCH REVENUE	140,569	241,538	493,740	686,311
	2,088,418	2,433,381	6,883,620	7,235,158

COST OF PRODUCT REVENUE	1,675,287	1,746,844	5,292,643	4,871,252
COST OF CONTRACT RESEARCH	118,225	170,592	331,704	504,111
	1,793,512	1,917,436	5,624,347	5,375,363

GROSS PROFIT	294,906	515,945	1,259,273	1,859,795

GENERAL AND ADMINISTRATIVE EXPENSE	239,027	265,843	790,261	862,054

RESEARCH AND DEVELOPMENT EXPENSE	133,205	119,979	495,392	320,740

MARKETING AND SALES EXPENSE	131,096	185,767	407,068	495,997

(LOSS) INCOME FROM OPERATIONS	(208,422)	(55,644)	(433,448)	181,004

OTHER INCOME (EXPENSE)
Interest income	543	1,531	2,129	4,194
Interest expense	(20,042)	(21,623)	(57,708)	(66,555)
Gain on sale of equipment	-	-	425	10,251
	(19,499)	(20,092)	(55,154)	(52,110)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAX	(227,921)	(75,736)	(488,602)	128,894

INCOME TAX (EXPENSE) BENEFIT	(156,637)	24,304	(165,112)	(59,064)

NET (LOSS) INCOME	(384,558)	(51,432)	(653,714)	69,830

DIVIDENDS ON PREFERRED STOCK	(6,038)	(6,072)	(18,114)	(18,222)

(LOSS) INCOME APPLICABLE TO COMMON SHARES	$(390,596)	$(57,504)	$(671,828)	$51,608

EARNINGS PER SHARE - BASIC AND DILUTED
(Note 6)

(LOSS) INCOME APPLICABLE TO COMMON SHARES
PER COMMON SHARE
Basic	$(0.10)	$(0.02)	$(0.18)	$0.01
Diluted	$(0.10)	$(0.02)	$(0.18)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,779,768	3,773,017	3,778,620	3,742,553
Diluted	3,779,768	3,773,017	3,778,620	3,899,852

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(653,714)	$69,830
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and accretion	391,901	363,436
Amortization	2,316	2,316
Stock based compensation	88,349	153,490
Patent impairment	38,726	-
Gain on sale of equipment	(425)	(10,251)
Deferred income taxes	156,000	44,000
Inventory reserve	22,369	20,591
Credit for doubtful accounts	(530)	-
Changes in operating assets and liabilities:
Accounts receivable	277,419	(114,479)
Inventories	(215,383)	45,413
Prepaid expenses	(20,904)	931,985
Other assets	(26,875)	6,516
Accounts payable	85,777	159,873
Accrued expenses and customer deposits	311,650	(1,201,767)
Net cash provided by operating activities	456,676	470,953

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	425	10,500
Purchases of property and equipment	(1,069,537)	(221,111)
Net cash used in investing activities	(1,069,112)	(210,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	12,150	15,145
Net proceeds from exercise of common stock warrants	-	490,799
Proceeds from notes payable	642,126	-
Principal payments on capital lease obligations and notes payable	(350,588)	(336,989)
Payment of cumulative dividends on preferred stock	(24,152)	-
Net cash provided by financing activities	279,536	168,955

NET (DECREASE) INCREASE IN CASH	(332,900)	429,297

CASH - Beginning of period	1,511,752	1,107,216

CASH - End of period	$1,178,852	$1,536,513

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$57,708	$66,555
Income taxes	713	2,400

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment purchased by capital lease	185,000	192,665
Increase in asset retirement obligation	4,968	4,968

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance at January 1, 2011	$393,678	$9,725,390	$1,587,727	$(7,882,016)	$3,824,779

Accretion of cumulative dividends	18,114	-	(18,114)	-	-

Stock based compensation expense (Note 3)	-	-	88,349	-	88,349

Payment of cumulative dividends on preferred stock (Note 4)	(24,152)	-	-	-	(24,152)

Proceeds from exercise of stock options (Note 3)	-	12,150	-	-	12,150

Net loss	-	-	-	(653,714)	(653,714)

Balance at September 30, 2011	$387,640	$9,737,540	$1,657,962	$(8,535,730)	$3,247,412

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

Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.  Non cash stock based compensation expense was $27,056 and $50,363 for the three months ended September 30, 2011 and 2010, respectively.   Non cash stock based compensation expense was $88,349 and $153,490 for the nine months ended September 30, 2011 and 2010, respectively.  Unrecognized compensation expense was $636,493 as of September 30, 2011 and will be recognized through 2017.  There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

During the nine months ended September 30, 2011, a total of 8,000 stock options were exercised at an average price of $1.52. The total cash proceeds were $12,150.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at September 30, 2011, and December 31, 2010, as well as options which became exercisable in connection with the Stock Option Plans are summarized as follows:

Employee Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2010	796,250	$4.31
Granted	-	-
Exercised	(11,000)	1.55
Expired	(1,500)	2.88
Outstanding at December 31, 2010	783,750	$4.35
Granted	-	-
Exercised	(3,000)	1.55
Expired	(30,000)	1.90
Outstanding at September 30, 2011	750,750	$4.46
Shares exercisable at December 31, 2010	411,800	$2.94
Shares exercisable at September 30, 2011	433,375	$3.35

Non-Employee Director Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2010	319,500	$3.52
Granted	-	-
Exercised	(1,000)	2.13
Expired	(36,000)	2.97
Outstanding at December 31, 2010	282,500	$3.60
Granted	-	-
Exercised	(5,000)	1.50
Expired	(5,000)	1.30
Outstanding at September 30, 2011	272,500	$3.68
Shares exercisable at December 31, 2010	252,500	$3.31
Shares exercisable at September 30, 2011	272,500	$3.68

Exercise prices for options ranged from $1.00 to $6.00 at September 30, 2011.  The weighted average option price for all options outstanding is $4.25 with a weighted average remaining contractual life of 4.5 years.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4.	Preferred Stock

On February 21, 2011, the Board of Directors voted to authorize the payment of a cash dividend in the amount of $24,152 on convertible preferred stock, Series B, to shareholders of record as of December 31, 2010.  This payment was made in June 2011.  Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Accrued dividends on the Series B preferred stock were $6,038 and $6,072 for the three months ended September 30, 2011 and 2010, respectively, and $18,114 and $18,222 for the nine months ended September 30, 2011 and 2010, respectively.

Note 5.	Inventories

Inventories consist of the following:	September 30,	December 31,
	2011	2010
	(unaudited)
Raw materials	$320,732	$338,971
Work-in-process	1,048,109	866,853
Finished goods	240,967	188,602
Inventory reserve	(72,369)	(50,000)
	$1,537,439	$1,344,426

Note 6.	Earnings Per Share

Basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average of common shares outstanding.  Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares.  Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive.  For the three months ended September 30, 2011, all (118,789) common stock options were anti-dilutive due to the net loss.  For the nine months ended September 30, 2011, all (128,682) common stock options were anti-dilutive due to the net loss.  For the three months ended September 30, 2010, all (188,421) common stock options were anti-dilutive due to the net loss.  The following is provided to reconcile the earnings per share calculations:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2011	2010	2011	2010
(Loss) income applicable to common shares	$(390,596)	$(57,504)	$(671,828)	$51,608

Weighted average common shares outstanding – basic	3,779,768	3,773,017	3,778,620	3,742,553

Effect of dilutions	-	-	-	157,299

Weighted average shares outstanding – diluted	3,779,768	3,773,017	3,778,620	3,899,852

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.                  Notes Payable

On April 11, 2011, the Company issued a Promissory Note (the “Note”) to The Huntington National Bank, as Lender.  The Note is collateralized by the Company’s inventories, equipment and accounts receivable.  This Note matures on April 13, 2012 and replaced a note previously signed on December 21, 2010.  As of September 30, 2011 there was no outstanding balance on the Note.

Among other items, the Note provides for the following:

•
At no time shall the outstanding balance of the principal sum of the Note exceed the lesser of (1) $500,000 or (2) an amount equal to the sum of 80% of Eligible Accounts plus the lesser of (A) 50% of Eligible inventory or (B) $200,000.

•
Interest on the Note is subject to change from time to time based on changes in  the London Interbank Offered Rate (LIBOR), which at the inception of the Note was 0.243% per annum.  The interest rate to be applied to the unpaid principal balance during the term will be at a rate of 2.75 percentage points over LIBOR.

•	Accrued interest is payable monthly. The outstanding principal and accrued interest owed on the Note matures on April 13, 2012.

On January 6, 2011, the Company issued a Promissory Note (the “Promissory Note”) in the amount of not more than $840,000 to The Huntington National Bank, as Lender.  This Promissory Note is collateralized by the Company’s inventories, equipment and accounts receivable.  As of September 30, 2011 there was a balance of $300,000 on the Promissory Note.

Among other items, the Promissory Note provides for the following:

•
Interest is subject to change from time to time based on changes in LIBOR.  The index at the inception of the Promissory Note was 0.261% per annum.  The interest rate applied to the unpaid principal balance is at a rate of 2.75 percentage points over LIBOR.  Under no circumstance will the interest rate be less than 4.00% per annum or more than the maximum rate allowed by applicable law.

•
Accrued interest is payable monthly.  The outstanding principal and accrued interest matures on December 31, 2012.  It is anticipated that this Promissory Note will be repaid through the proceeds received from the Ohio Department of Development loan and the Ohio Air Quality Development Authority loan described below.

During 2010, the Company applied and was approved for a 166 Direct Loan in the amount of $744,250 with the Ohio Department of Development (ODOD).  This loan was finalized in February of 2011.  The term of the loan is 84 months at a fixed interest rate of 3%.  There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance.   The loan is to be amortized over 84 months beginning on the first day of the calendar month immediately following the first full calendar month after the initial disbursement of the loan proceeds.  The loan is collateralized by the project equipment.  As of September 30, 2011 there was no outstanding balance on this loan.   The initial disbursement of $177,841 was received in October 2011.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.                  Notes Payable (continued)

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with The Ohio Air Quality Development Authority (OAQDA) for approximately $1.4 million.  This loan was finalized in February of 2011.  The term of the loan is 84 months at a fixed interest rate of 3%.  There is also an annual servicing fee of $1,600 to be charged quarterly.  The initial four payments will be interest only.  Thereafter, principal and interest is due and payable on the last day of each quarter commencing on the fifth quarter after the first disbursement.  The first disbursement was received in September 2011.  The loan is collateralized by the project equipment.  As of September 30, 2011 there was an outstanding balance of $342,126 on this loan.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development in the amount of $400,000.  These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment.  The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance.  The Company is making monthly servicing fee, interest and principal payments of approximately $6,000.  The loan principal balance will be fully amortized at the end of the term in August 2015.  The loan is collateralized by the project equipment.  As of September 30, 2011 the loan had a balance of $269,181.

Note 8.                  Income Taxes

Income tax expense (benefit) consists of the following for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Federal – deferred	$156,000	$(28,000)	$156,000	$44,000
State and local	637	3,696	9,112	15,064
	$156,637	$(24,304)	$165,112	$59,064

At September 30, 2011 the Company determined a full valuation allowance against its remaining deferred tax assets was necessary in accordance with Generally Accepted Accounting Principles (GAAP).  As a result, a non-cash charge of $156,000 was recorded during the third quarter of 2011 and is included in income tax expense.

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

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events, unless necessary to prevent such statements from becoming misleading.  New factors emerge from time to time and it is not possible for us to predict all factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We operate in the physical vapor deposition industry in which we develop, commercialize technologies, and manufacture ceramics and metals for advanced applications in: Photonics, Solar, Thin Film Battery, Semiconductor, and, to a lesser extent High Temperature Superconductor (“HTS”) materials.  Photonics currently represents the largest market for our targets.  Solar is an industry that is exhibiting rapid growth.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy.  We continue to add staff to our Technology group for the development of innovative products and to our manufacturing group for training purposes prior to an expected increase in orders for our products.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

During the first nine months of 2011, we continued to develop transparent conductive oxide systems for the solar industry and added domestic and international customers for solar products.   The solar industry is projected to have strong growth for the next few decades.  In addition, the Thin Film Solar (TFS) market, which we serve, is expected to gain market share during that period.  Given current market opportunities, we continue to invest in expanding production, research & development, marketing, and sales.  These investments have resulted in trial and qualification orders that were shipped to customers in the solar industry throughout 2010 and the first nine months of 2011.  We anticipate that our financial performance will begin to improve during the final three months of 2011 as we sell additional products to current customers and add new customers.

In the previous three years (2008 – 2010), we invested over $1.6 million in new equipment to increase our manufacturing capacity and advanced test equipment to position the Company to become a meaningful supplier of Zinc Oxide based Transparent Conductive Oxides (TCO) to the Thin Film Solar industry.  During the first nine months of 2011 we positioned the Company for continued growth by finalizing two loans with agencies of the State of Ohio for approximately $2.1 million.  These loans carry attractive interest rates of 3% plus a nominal annual service fee.  In addition to the loans we expect to invest an additional $900,000 for the $3.0 million expansion project and to add approximately 50 employees during the next few years.  These funds are expected to be provided by operating activities.  As part of this project we invested over $1.2 million in new equipment during the first nine months of 2011.

We had total revenue of $6,883,620 and $7,235,158 for the nine months ended September 30, 2011 and 2010, respectively.  Product revenue decreased to $6,389,880 from $6,548,847, a decrease of $158,967, or 2.4% for the nine months ended September 30, 2011 from the same period in 2010.  While product revenue decreased primarily due to the loss of a customer which closed its manufacturing facility during the first quarter of 2011, most of this amount has been offset by sales to both new and existing customers.  We anticipate continuing to cover this revenue shortfall in the fourth quarter of 2011.  We shipped approximately $450,000 to this customer during the first nine months of 2011 versus approximately $1.5 million during the first nine months of 2010.  Revenue from this customer was approximately $1.9 million for the entire year of 2010.  The sales of solar products are expected to accelerate in the first quarter of 2012 and are based on additional revenue from current customers and product trials being converted into production orders.  Our products continue to be evaluated by a growing number of companies engaged in the global solar market. The pipeline of trials remains strong and should benefit our sales in future quarters.

Gross profit was $1,259,273 for the nine months ended September 30, 2011 compared to $1,859,795 for the same nine months in 2010.  This was a decrease of $600,522, or 32.3%.  The decrease in gross profit can be attributed to sales related to a customer who closed its manufacturing facility as previously disclosed, a change in product mix and continued scale-up expenses related to transparent conductive oxide for solar applications products.  We anticipate gross profit to begin to improve during the fourth quarter of 2011 due to the expected increase in revenue and the expected introduction of new products to current customers.  During recent meetings with solar customers, several have advised us they have seen delays in their expansion plans of three months or more and this will delay some of the orders we had expected to ship during the fourth quarter.

Gross margin was 18.3% for the first nine months of 2011 compared to 25.7% for the same period in 2010.  The decrease in gross margin can be principally attributed to the increased volume of a high priced raw material, which had a lower margin, and also to the loss of sales related to a large customer who closed its facility earlier this year.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We continue to invest in developing new products for the solar industry including transparent conductive oxide systems.  These efforts include accelerating time to market for those products and involve research and development expense beyond the scope of specific government grants and awards.  Research and development expense increased $174,652 to $495,392, an increase of 54.5% for the first nine months of 2011 compared to the first nine months of 2010.  Research and development is integral to the sales process, which involves a long selling cycle of product trials prior to full production orders.  Investments we have made to date are expected to accelerate revenues later this year and early next year.

For the nine months ended September 30, 2011, we had a loss before provision for income taxes of $488,602 compared to net income of $128,894 for the nine months ended September 30, 2010.  We had a loss applicable to common shares of $671,828 for the nine months ended September 30, 2011 compared to income of $51,608 for the same period in 2010.  At September 30, 2011 we determined a full valuation allowance against our remaining deferred tax assets was necessary in accordance with Generally Accepted Accounting Principles (GAAP).  The valuation allowance does not impact our ability to utilize our net operating loss carryforwards to offset taxable earnings in the future.  As a result we recorded a non-cash charge of $156,000 during the third quarter of 2011, which is included in income tax expense.  The loss applicable to commons shares can be largely attributed to the increase in income tax expense, the decrease in gross profit previously mentioned, and an increase in research and development expenses of approximately $175,000.

RESULTS OF OPERATIONS

Nine and three months ended September 30, 2011 (unaudited) compared to nine and three months ended September 30, 2010 (unaudited):

Revenue

Revenue for the nine months ended September 30, 2011 was $6,883,620 compared to $7,235,158, for the same period last year, a decrease of $351,538 or 4.9%.

Product revenue decreased $158,967, or 2.4%, for the nine months ended September 30, 2011 from the same period in 2010.  While product revenue decreased primarily due to the loss of a customer which closed its manufacturing facility during the first quarter of 2011, most of this amount has been offset by sales to both new and existing customers.  We anticipate continuing to cover this revenue shortfall in the fourth quarter of 2011.   We shipped approximately $450,000 to this customer during the first nine months of 2011 versus approximately $1.5 million during the first nine months of 2010.  Revenue from this customer was approximately $1.9 million for the entire year of 2010.  The sales of solar products are expected to accelerate in 2012 and are based on increased revenue from current customers and product trials being converted into production orders.  Our products continue to be evaluated by a growing number of companies engaged in the global solar market.

Contract research revenue decreased to $493,740 for the first nine months of 2011 from $686,311 for the first nine months of 2010.   This decrease was due to one contract drawing to a close late in 2010 and another during the first half of 2011.  A third contract is expected to complete during the fourth quarter 2011.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue for the three months ended September 30, 2011 was $2,088,418 compared to $2,433,381, for the same period last year, a decrease of $344,963 or 14.2%.  Product revenue decreased $243,994, or 11.1%, for the three months ended September 30, 2011 from the same period in 2010.  This decrease can be attributable to a customer closing its manufacturing facility as previously discussed (revenue to this customer was approximately $480,000 during the third quarter of 2010).  This decrease in revenue was partially offset by increased revenue from other customers.  Contract research revenue decreased to $140,569 for the third quarter of 2011 compared to $241,538 for the third quarter of 2010, due to the completion of certain milestones related to these programs.

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

Gross Profit

Gross profit for the nine months ended September 30, 2011 was $1,259,273, which represented gross margin of 18.3% of total revenue compared to $1,859,795 and 25.7% of total revenue for the nine months ended September 30, 2010.

Gross profit for the three months ended September 30, 2011 was $294,906, which represented gross margin of 14.1% of total revenue compared to $515,945 and 21.2% of total revenue for the three months ended September 30, 2010.  This was a decrease of $221,039, or 42.8%.  In addition to a customer’s closing of its manufacturing facility as previously disclosed, the decrease in gross profit in 2011 can be attributed to a change in product mix and continued scale-up expenses related to transparent conductive oxide for solar applications products.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2011 decreased to $790,261 from $862,054, or 8.3%, for the nine months ended September 30, 2010.  The decrease was the result of non-cash stock based compensation expense being reduced by approximately $58,000, professional fees being approximately $11,000 lower and wages and compensation being approximately $8,000 lower compared to the same period in 2010.

General and administrative expense for the three months ended September 30, 2011 was $239,027 compared to $265,843 for the three months ended September 30, 2010, a decrease of 10.1%.  The decrease was the result of less non-cash stock based compensation expense of approximately $21,000, and lower professional fees of approximately $8,000.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Professional Fees

Included in general and administrative expense was $146,078 and $157,566 for professional fees for the nine months ended September 30, 2011 and 2010, respectively.  For the three months ended September 30, 2011 and 2010, expense related to professional fees was $24,904 and $32,807, respectively.  These expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations’ fees.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2011 was $495,392 compared to $320,740 for the same period in 2010, an increase of 54.5%.  The 2011 year-to-date results include a non-cash impairment charge of approximately $39,000 which was recorded in the second quarter and was related to a patent application.  We continue to develop innovative transparent conductive oxide systems to further align our activities with customer needs.  Continued development for trial orders for new customers has also increased research and development expense.  These new research and development endeavors have moved us beyond the scope of our current federal and state grants and awards.

Research and development expense for the three months ended September 30, 2011 was $133,205 compared to $119,979 for the same period in 2010, an increase of 11.0%.

Marketing and Sales Expense

Marketing and sales expense for the nine months ended September 30, 2011, decreased 17.9% to $407,068 from $495,997 for the same period in 2010.  The decrease was due primarily to less commission expense to outside manufacturing sales representatives of approximately $54,000, less travel expense of approximately $27,000 and less wages and compensation of approximately $6,000.

Marketing and sales expense for the three months ended September 30, 2011 decreased 29.4% to $131,096 from $185,767 for the same period in 2010.  The decrease was due to a reduction in manufacturer’s sales representative commissions of approximately $16,000 and reduced travel expenses of approximately $37,000 in the third quarter of 2011 compared to the same period in 2010.

Stock Compensation Expense

Included in operating expenses were non-cash stock based compensation costs of $85,113 and $145,757 for the nine months ended September 30, 2011 and 2010, respectively, and $26,289 and $48,586 for the three months ended September 30, 2011 and 2010, respectively.    Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.  Unrecognized non-cash stock based compensation expense related to operating expense was $634,702 as of September 30, 2011 and will be recognized through 2017.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

Interest expense was $57,708 and $66,555 for the nine months ended September 30, 2011 and 2010, respectively.  Interest expense was $20,042 and $21,623 for the three months ended September 30, 2011 and 2010, respectively.  The decrease was due to the maturity of some capital leases plus more principal and less interest being applied to ongoing capital lease payments.  Interest expense is expected to increase beginning in the fourth quarter of 2011 due to the addition of loans used for the purchase of capital equipment for expansion purposes.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2011 and 2010 was $165,112 and $59,064, respectively.  Income tax expense for the three months ended September 30, 2011 was $156,637.  We had an income tax benefit of $24,304 for the three months ended September 30, 2010.  At September 30, 2011 we determined a full valuation allowance against our remaining deferred tax assets was necessary in accordance with Generally Accepted Accounting Principles (GAAP).  The valuation allowance does not impact our ability to utilize our net operating loss carryforwards to offset taxable earnings in the future.  As a result, we recorded a non-cash charge related to continuing operations of $156,000 during the third quarter of 2011, which is included in income tax expense.  We had deferred income taxes of $0 at September 30, 2011 and $156,000 at December 31, 2010.

Income taxes are accounted for using the asset and liability approach in accordance with FASB ASC Topic 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered.

(Loss)/Income Applicable to Common Shares

Loss applicable to common shares was ($671,828) for the nine months ended September 30, 2011 compared to income of $51,608 for the nine months ended September 30, 2010.  Loss applicable to common shares was ($390,596) for the three months ended September 30, 2011 compared to a loss of ($57,504) for the three months ended September 30, 2010.  At September 30, 2011 we determined a full valuation allowance against our deferred tax assets was necessary in accordance with Generally Accepting Accounting Principles (GAAP).  As a result we recorded a non-cash charge related to continuing operations of $156,000 during the third quarter of 2011 which is included in income tax expense.  In addition, the decrease can be attributed to the decrease in gross profit previously mentioned and an increase in research and development expenses of approximately $175,000.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Common Shares

The following schedule represents our outstanding common shares during the period of 2011 through 2019 assuming all outstanding stock options are exercised during the year of expiration.  If each shareholder exercises his or her options, it would increase our common shares by 1,023,250 to 4,807,148 by December 31, 2019.  Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2011	22,500	3,806,398	$1.50
2012	155,000	3,961,398	$1.55
2013	30,250	3,991,648	$1.00
2014	180,000	4,171,648	$4.36
2015	140,000	4,311,648	$2.97
2016	36,000	4,347,648	$3.25
2017	-	4,347,648	-
2018	9,500	4,357,148	$3.10
2019	450,000	4,807,148	$6.00

Liquidity and Capital Resources

Cash

As of September 30, 2011, cash on-hand was $1,178,852.  Cash was $1,511,752 at December 31, 2010.  In 2011, we have invested approximately $1,052,000 in new production equipment and a portion of this amount is from two loans with agencies of the State of Ohio.  We received proceeds of approximately $342,000 from one of the loans for this equipment during September 2011 and approximately $178,000 from the second loan during October 2011.

Working Capital

At September 30, 2011, working capital was $1,131,753 compared to $2,037,193 at December 31, 2010, a decrease of $905,440, or 44.4%.  Cash decreased approximately $333,000.  Accounts receivable decreased approximately $277,000 which was related to less revenue. Inventories increased approximately $193,000.  Deferred income taxes decreased $156,000.  Customer deposits increased approximately $342,000 to $708,873 during the first nine months of 2011 which are for expected shipments during the fourth quarter of 2011.

Cash from Operations

Net cash provided by operating activities was approximately $457,000 and $471,000 during the nine months ended September 30, 2011 and 2010, respectively.  In addition to the changes in various current assets and liabilities mentioned above, non cash expenses for depreciation, accretion and amortization increased to approximately $394,000 during the first nine months of 2011 from approximately $366,000 during the first nine months of 2010, an increase of 7.8%.  This increase was related to the purchase of new machinery and equipment.  Included in expenses were non-cash stock based compensation costs of $88,349 and $153,490 for the nine months ended September 30, 2011 and 2010, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from Investing Activities

Cash of approximately $1,069,000 and $211,000 was used for investing activities for the nine months ended September 30, 2011 and 2010, respectively.  The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.  Included in 2011 was a deposit for new equipment in the amount of $300,000 (shown as Construction in progress on the balance sheet).  This equipment is expected to be delivered during the third quarter of 2012.

Cash from Financing Activities

Cash of approximately $280,000 was provided by financing activities for the nine months ended September 30, 2011.  Principal payments to third parties for capital lease obligations and a note payable approximated $351,000.  Proceeds received from the exercise of common stock options were $12,150.  Proceeds from new notes payable were $642,000.  Payment of cumulative dividends on preferred stock was approximately $24,000.  We incurred a capital lease obligation of $185,000 for new production equipment during the first nine months of 2011.

During the nine months ended September 30, 2010, cash of approximately $169,000 was provided by financing activities.  Principal payments to third parties for capital lease obligations and a note payable approximated $337,000.  Proceeds received from the exercise of common stock warrants were approximately $491,000.  Proceeds received from the exercise of common stock options were approximately $15,000.  We incurred new capital lease obligations of approximately $193,000 for new production equipment during the first nine months of 2010.

Debt Facilities

We have the ability to draw on a Revolving Note from The Huntington National Bank.  The principal amount of the Revolving Note is $500,000.  As of September 30, 2011 there was no outstanding balance on the Revolving Note.

We also have the ability to draw on a Promissory Note from The Huntington National Bank.  The principal amount of the Note is $840,000.  As of September 30, 2011 there was a balance of $300,000 on the Promissory Note.

Closing documents were signed in February 2011 for a 166 Direct Loan in the amount of $744,250 with the Ohio Department of Development (ODOD).  As of September 30, 2011 there was no balance outstanding on the loan.  We received proceeds of $177,841 during October 2011. ODOD also recommended that the Ohio Tax Credit Authority approve a tax credit equal to 45 percent of employee income tax withholdings resulting from the project for five years.  This credit has an estimated value of $86,000 during the entire term.  ODOD also offered funding from the Rapid Outreach Grant for up to $25,000 for costs associated with the acquisition and installation of machinery and equipment.

In February 2011, we received a 166 Direct Loan through the Advanced Energy Program with The Ohio Air Quality Development Authority (OAQDA) for approximately $1.4 million.  As of September 30, 2011 there was a balance outstanding of $342,126 on this loan. The OAQDA and ODOD loans can fund approximately 70% of the current capital requirements of approximately $3 million to support our planned growth.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt Outstanding

Total debt outstanding increased during the nine months ended September 30, 2011 from approximately $1,223,000 to approximately $1,699,000, or 39.0%.  We paid cash of approximately $351,000 towards principal amounts of capital lease obligations during the first nine months of 2011.   During the first half of 2011 we incurred a capital lease obligation of $185,000 for new production equipment.  We received proceeds from notes payable of $642,000, of which $300,000 was used as a down payment for new production equipment that is expected to be received during the third quarter of 2012.

Government Grants and Contracts

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets.  These targets are used in the manufacture of thin film photovoltaics.  This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology.   The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010.  Revenue totaled $188,653 during the first nine months of 2011 compared to $89,145 during the first nine months of 2010.  Total expenditures for the project through September 30, 2011 were $375,010.  The work on the contract is expected to continue at least through the first quarter of 2012.

During the third quarter of 2009 we received notification from the Department of Energy (DOE) of an Assistance Agreement in the amount of approximately $650,000.  This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.”  Revenue was $253,153 for the nine months ended September 30, 2011 compared to $151,558 for the same period in 2010.  Total revenue of the project through September 30, 2011 was $604,100.   The work on the contract is expected to continue through the fourth quarter of 2011.

We received notification during the fourth quarter of 2008 from the Ohio Department of Development’s Third Frontier Advanced Energy Program (TFAEP) of an award in the amount of $708,715.  This grant provided support to commercialize technologies for the manufacture of rotatable ceramic sputtering targets for the production of transparent conductive oxide-coated glass used in manufacturing thin film photovoltaic solar cell panels.  The work on the contract began in January of 2009 and was completed late in 2010.  Revenue was $260,989 for the nine months ended September 30, 2010.

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000.  This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.”  Revenue was $51,934 during the first nine months of 2011 and $182,751 for the first nine months of 2010.  Total revenue of the project through September 30, 2011 was $741,852.  The work on the contract began during the third quarter of 2008 and was completed during the second quarter of 2011.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes.  Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 describes the significant accounting policies and methods used in the preparation of the Financial Statements.  Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur.  Actual results could differ from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.  The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable.  If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.  Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.  Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us.  Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure.  The Company continued to remain current for reports filed and submitted under the Exchange Act.  Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary).  We believe this will continue to mitigate this weakness.  This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2011 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures.  Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.   As a result, no corrective actions were required or undertaken.

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

Item 6.                 Exhibits (continued)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated November 10, 2011, entitled “SCI Engineered Materials, Inc. Reports Third Quarter 2011 Results.”

101
The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statement of Changes in Equity for the nine months September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (v) Notes to Financial Statements, tagged as blocks of text.

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: November 10, 2011	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of
Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief
Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)