Form 10-K
period 2011-12-31
SCI Engineered Materials, Inc.
filed 2012-04-13
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $9,397,291 on June 30, 2011. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 3,808,898 shares of the Registrant’s Common Stock outstanding on March 31, 2012.

Documents Incorporated By Reference

Portions of our Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

Introduction

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. We operate in the Physical Vapor Deposition (“PVD”) industry in which we develop, commercialize technologies, and manufacture ceramics and metals for advanced applications in: Photonics, Solar, Thin Film Battery, and, to a lesser extent High Temperature Superconductor (“HTS”) materials. Photonics currently represents the largest market for our targets. We have been gaining traction in the Solar industry and we expect adoption of our products by current and new customers. Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy. We have added staff to our Technology group for the development of innovative products and to our manufacturing group for training purposes prior to an expected increase in orders for our products.

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

We opened a subdivision, Target Materials Inc. (TMI), in 1991 to supply the increasing worldwide demand for sputtering and laser ablation targets. We became a full service manufacturer of high performance thin film materials, providing a wide selection of metals, ceramics, and alloys for sputtering targets, evaporation sources, and other Physical Vapor Deposition (PVD) applications. We served the Research & Development market as well as the Industrial and Decorative Coating markets. During this time, we began to manufacture targets for the Photovoltaic, Flat Panel Display, and Semiconductor industries.

SCI and TMI were merged in 2002. We continued to manufacture complex ceramic, metal, and alloy products for the photovoltaic, thin film battery, media storage, flat panel display, semiconductor, and photonic industries.

In April of 2010, we received ISO 9001:2008 registration, an internationally recognized quality standard. Prior to April 2010 we were ISO 9001:2000 registered.

For over two decades we have been developing considerable expertise in the development and manufacturing ramp-up of novel materials, such as Transparent Conductive Oxides for Thin Film Solar applications and targets for thin film batteries as well as Bismuth Strontium Calcium Copper Oxide (a superconductor powder). Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions. We actively seek to partner with organizations to provide solutions for difficult material challenges.

Throughout our history, we have conducted funded research primarily under grants from entities such as the Department of Energy, the National Science Foundation, NASA, and the Ohio Department of Development. These activities are generally limited to funded research that is consistent with our focus on commercial applications in our principal markets.

Business

We are a supplier of materials to the PVD industry. Our customers need our materials to produce nano layers of metals and oxides for advanced material systems. PVD coatings range from every day items to complex computer processors. For example, every day applications include transparent anti-scratch coatings on eyeglasses, coatings on kitchen faucets, as well as low emissivity glass for household windows. More technically advanced applications of our product include semiconductors, thin film solar, flat panel displays and an emerging technology - Thin Film Battery.

We are focused on three distinct markets within the PVD industry. These markets are Photonics, Thin Film Solar, and Thin Film Battery. We continue to pursue niche opportunities where our core competencies give us an advantage. We receive requests from potential customers in other markets within the PVD industry; however, at this time we have chosen not to pursue them. This disciplined approach enables us to focus on those opportunities that are the best fit for our capabilities and also offer the greatest long-term return. Considerations include our core strengths, resource requirements, and time-to-market.

The production and sale of High Temperature Superconductor materials was the initial focus of our operations and these materials continue to be manufactured in low volumes. We continue to work with private companies and government agencies to develop new and improved products for future applications; however, our principal business focus is on products positioned for near term commercialization.

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

We have developed new products for the Thin Film Solar (“TFS”) market. We are well positioned in the TFS area having supplied materials to that market for over 10 years from the early stages of TFS development. Since the beginning of 2007, we have added over $3.6 million of new manufacturing equipment, as well as Engineering and Sales staff to develop new materials to support the Solar market. We were awarded a grant of approximately $700,000 in 2008 and a second grant in 2009 for approximately $775,000 from the Ohio Department of Development to assist in the commercialization of TFS. Our new materials are Transparent Conductive Oxides (“TCO”). Every square foot of a TFS panel is coated with up to 3 layers of TCO, 1 micron thick. We continue to increase our visibility in the global arena by attending various trade shows targeted at the Solar market. We have added exclusive representatives for Korea, China, Taiwan and Japan. Commercialization and market expansion is expected to continue in 2012. During 2011, we purchased over $1 million of the approximately $3 million in equipment and infrastructure improvements that we planned to add in 2011 and 2012.

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

We had total revenue of $9.2 million, $8.9 million, and $8.0 million during the years ended December 31, 2011, 2010, and 2009, respectively. Gross profit was $1.5 million, $2.3 million, and $1.9 million during the years ended December 31, 2011, 2010, and 2009, respectively. Revenue increased slightly despite the loss of a major customer in early 2011 due to the closing of its manufacturing facility. The increase in revenue included new products to new and existing customers as well as increased volume of a high priced raw material. The decrease in gross profit can be attributed to a reduction in sales related to the customer who closed its manufacturing facility and continued scale-up expenses related to transparent conductive oxide for solar applications products. The increase in revenue in 2010 can be attributed to an increase in product volume due to an increase in customer demand.

Our largest customer represented approximately 47% of total revenues in 2011 and 27% in 2010. We had contract research revenue of $605,586 and $877,348 representing 6.6% and 9.8% of total revenue for the years ended December 31, 2011 and 2010, respectively.

Marketing and Sales

Europe and Asia have high demand for Solar sputtering targets. We continue to expand our global marketing reach. We have a manufacturer’s representative for solar in the Korean market and also for Taiwan and China. In 2011, we added a distributor for Japan. We use various distribution channels to reach end user markets, including direct sales by our sales persons, independent manufacturers’ representatives in the United States, and independent distributors and manufacturers’ representatives for international markets. Also, the Internet provides tremendous reach for new customers to be able to identify us as a source of their product needs. We have an operating website www.sciengineeredmaterials.com, which includes expanded online product inquiry capabilities and additional product information.

Ceramics

We are capable of producing ceramic powders via several different processing techniques including solid state and precipitation. Ceramic targets can also be produced in a variety of ways depending on the end user applications. Production techniques include sintering, cold isostatic pressing and hot pressing.

Most of our products are manufactured from component chemicals and metal oxides supplied by various vendors. If we suddenly lost the services of a supplier, there could be a disruption in our manufacturing process until the supplier was replaced. We have identified several firms as potential back-up suppliers who would be capable of supplying these materials to us as necessary. During 2011 we experienced a material interruption from a primary supplier of a raw material. We qualified a second source within a week and no disruptions were experienced by our customers.

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

Competition

We have a number of domestic and international competitors in both the ceramic and metal fields, many of whom have resources far in excess of our resources. Tosoh, Materion, Kurt Lesker and Heraeus are competing suppliers in regard to targets. Dowa Chemicals of Japan supplies HTS materials.

Suppliers

Principal suppliers in 2011 were Horsehead Corporation, MCP Metalspecialties, and Johnson Matthey. In every case, we have established alternate vendors that can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Research and Development

We are developing sputtering targets for semiconductor applications, which could be used to produce high K dielectric films via PVD processing. We are developing Transparent Conductive Oxide (TCO) and transparent dielectric materials for Thin Film Solar and wide area coating applications. We focus our research and development efforts in areas that build on our expertise in multi-component ceramic oxides. Contract research revenues were $605,586 during 2011 and $877,348 during 2010.

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets. These targets are used in the manufacture of thin film photovoltaics. This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology. The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010. The work on the contract is expected to continue through the third quarter of 2012.

During the third quarter of 2009 we received notification from the Department of Energy (DOE) of an Assistance Agreement in the amount of approximately $650,000. This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.” The work on the contract, with the exception of final reporting, was completed during 2011.

We received notification during the fourth quarter of 2008 from the Ohio Department of Development’s Third Frontier Advanced Energy Program (TFAEP) of an award in the amount of $708,715. This grant provides support to commercialize technologies for the manufacture of rotatable ceramic sputtering targets for the production of transparent conductive oxide-coated glass used in manufacturing thin film photovoltaic solar cell panels. The work on the contract began in January of 2009 and was completed during 2010.

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000. This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.” The work on the contract began during the third quarter of 2008 and was completed, with the exception of final reporting, during 2011.

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

New Product Initiatives

During 2011, we developed, produced and sold prototypes and innovative evaluation targets for glass coating applications. We anticipate commercializing this product in 2012.

We continue to develop TCO target materials for the Thin Film Solar market in partnership with both original equipment manufacturers and Thin Film Solar Cell panel fabricators.  A combination of the Third Frontier Programs and the loans provided by the Ohio Department Of Development and the Ohio Air Quality Development Authority have enabled us to accelerate both our development of new products and expanding our manufacturing capacity to meet demands in an evolving market place.

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

We continue to pursue research and development opportunities with respect to new and innovative materials and processes to be used in connection with the production of Thin Film Batteries.  Presently, there are approximately four manufacturers of Thin Film Batteries in the United States, each in various stages of development from prototype to commercial activity.  In addition, globally there are several firms and research institutes conducting tests on Thin Film Batteries.  We believe this market may potentially become large with growth expected during the next few years.  There are numerous applications for Thin Film Batteries, including, but not limited to, active RFID tags, battery on chip, portable electronics, medical implant devices, and remote sensors.  Given the many potential uses for Thin Film Batteries, we anticipate that the market for materials it produces will grow in direct correlation to the Thin Film Battery market itself.

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

Employees

We had 25 full-time employees and two part-time employees as of December 31, 2011. One of these employees held a PhD in Material Science. We have never experienced a work stoppage and consider our relations with employees to be good. The employees do not have a bargaining unit.

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

Collections and Write-offs

We collected receivables in an average of 21 days in 2011. We have occasionally been forced to write-off negligible amount of accounts receivable as uncollectible. We consider credit management critical to our success.

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

We continue to expand our marketing reach into Asia. We added a manufacturing representative for the Korean market and another for the Taiwanese and Chinese markets. In 2011 we added support for Japan. We currently have a non exclusive representative supporting our marketing development in Europe. We must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services to successfully market our products. A failure to develop these capabilities or obtain third-party agreements could adversely affect us.

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

The market for PVD materials is a substantial market with significant competition in both ceramic and metal materials. While we believe that our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as Materion, Kurt Lesker, Heraeus and Tosoh, all of which have more financial resources than us. We cannot provide assurance that developments by others will not render our products or technologies obsolete or less competitive.

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

We have received, from the United States Patent and Trademark Office, a patent for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method, and have also received a patent for a process to join two individual strongly linked super-conductors utilizing a melt processing technique. In the future, we may submit additional patent applications covering various applications. The patent applications that we may file in the future may not result in patents being issued, and any patents issued may not afford meaningful protection against competitors with similar technology, and may be challenged by third parties.

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

The PVD market is characterized by rapidly advancing technology. Our success depends on our ability to keep pace with advancing technology and processes and industry standards. We have focused our development efforts on sputtering targets. We intend to continue to develop innovative materials and integrate those advances to the thin film coatings industry. However, our development efforts may be rendered obsolete by research efforts and technological advances made by others, and materials other than those we currently use may prove more advantageous.

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

To date, there has been no widespread commercial use of HTS products. Additionally, the market for the Thin Film Battery materials is still in its early stages. At present, we have several customers for the materials we produce for Thin Film Batteries.  Since we have begun producing materials for the Thin Film Battery market, we have experienced no problems securing the supplies needed to produce the materials.  We do not anticipate supply problems in the near future.  However, changes in production methods and advancing technologies could render our current products obsolete and new production protocols may require supplies that are less available in the marketplace, which may cause a slowing or complete halt to production as well as expanding costs which we may or may not be able to pass on to our customers. Some of our materials are in early stages of development for Thin Film Solar applications. The TFS market is expected to grow significantly during the next few years.

If solar technology is not suitable for widespread adoption or takes longer to develop than we anticipate, our sales may not be sufficient to sustain profitability.

The Solar energy market is at a relatively early stage of development, and the extent to which solar modules will be widely adopted is uncertain. Although the industry has experienced rapid growth, recent over capacity in the market has created difficulties for some of our current and potential customers in the Thin Film Solar industry. Adoption of our products by parts of this market is important to our long term growth. If the technology proves unsuitable for widespread adoption at economically attractive rates of return or if demand for thin film solar modules fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business or generate sufficient sales to sustain profitability.

Our failure to comply with our debt covenants could have a material adverse effect on our business, financial condition or results of operations.

Our debt agreements contain certain covenants. A breach of any of these covenants could result in a default under the applicable agreement. If a default were to occur, we would likely seek a waiver of that default, attempt to reset the covenant, or refinance the instrument and accompanying obligations. If we were unable to obtain this relief, the default could result in the acceleration of the total due related to that debt obligation. If a default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Any of these events, if they occur, could materially adversely affect our results of operations, financial condition, and cash flows.

A lack of credit and/or limited financing availability to the Company, its vendors, dealers, or end users could adversely affect our business.

Our liquidity and financial condition could be materially and adversely affected if, under our current bank credit agreement, our ability to borrow money from our existing lender to finance our operations is reduced or eliminated. Similar adverse effects may also result if we realize lessened credit availability from trade creditors. Additionally, many of our customers require availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have adverse effects on our business.

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

At the present time, common stock trades on the OTC Markets under the symbol “OTCQB:SCIA.” Our common stock trades on the OTC Bulletin Board. Based on its trading price, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to regulations, which affected the ability of broker-dealers to sell our securities. Broker-dealers who recommend a “penny stock” to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser’s written agreement to a transaction prior to sale.

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

Our office and manufacturing facilities are located at 2839 Charter Street, Columbus, Ohio, where we occupy approximately 32,000 square feet. We moved our operations into this facility in 2004. The lease on the property expires on August 16, 2014. We believe these facilities are in good condition and adequate for our current needs. We anticipate the need for additional manufacturing and warehouse space in 2013.

We are current on all operating lease liabilities.

ITEM 3.	LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our common stock currently trades on the OTC Markets under the symbol “OTCQB:SCIA.” The following table sets forth for the periods indicated the high and low bid quotations for our common stock.

	High	Low

Fiscal 2011

Quarter Ended March 31, 2011	$3.50	$2.30

Quarter Ended June 30, 2011	3.30	2.25

Quarter Ended September 30, 2011	3.30	1.01

Quarter Ended December 31, 2011	2.50	1.50

Fiscal 2010

Quarter Ended March 31, 2010	$3.50	$2.75

Quarter Ended June 30, 2010	3.50	2.65

Quarter Ended September 30, 2010	4.00	2.65

Quarter Ended December 31, 2010	3.40	1.07

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

Holders of Record

As of December 31, 2011, there were approximately 448 holders of record of our common stock and 3,802,898 shares outstanding. At December 31, 2011 there were approximately 45 holders of Series B Preferred shares and 24,152 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings for use in the business.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2011, concerning shares of our common stock that may be issued upon the exercise of options and rights under our existing equity compensation plans and arrangements approved by our shareholders. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights, and the number of shares remaining available for future grants (excluding the shares to be issued upon exercise of outstanding options and other rights).

	Number of Securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	986,750	$4.36	264,500

(1)	Equity compensation plans approved by shareholders include our 2011 Stock Option Plan, 2006 Stock Option Plan and 1995 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Executive Summary

During 2011, we invested approximately $1.1 million in new equipment, leased an additional $185,000 of equipment and paid $480,000 of principal towards outstanding debt. We continued to develop transparent conductive oxide systems for the solar industry and added domestic and international customers for solar products. The solar industry is projected to have strong growth for the next few decades. In addition, the Thin Film Solar (TFS) market, which we serve, is expected to gain market share during that period. Given current market opportunities, we continue to invest in expanding production, research & development, marketing, and sales. These investments have resulted in ongoing production orders with periodic releases and intermittent repeat orders for several other customers, as well as trial and qualification orders that were shipped to customers in the solar industry throughout 2011. We anticipate that our financial performance will improve as we sell additional products to current customers and add new customers.

In the five year period from 2007 to 2011, we invested over $3.6 million in new equipment to increase our manufacturing capacity and advanced test equipment to position the Company to become a meaningful supplier of Zinc Oxide based Transparent Conductive Oxides (TCO) to the TFS industry. During 2011, we positioned the Company for continued growth by finalizing two loans with agencies of the State of Ohio for approximately $2.1 million as part of a $3.0 million capital project. The growth of the Thin Film Solar (TFS) industry has been less than expected and thus we have scaled back this project to approximately $1.6 million of which $1.1 will be from the State loans and the remainder from operations. We drew approximately $546,000 on the loans in 2011 and anticipate drawing about $536,000 in 2012. This will allow us to align the Company closer to market demand. We anticipate TFS will continue to grow over the next few decades. We have installed near term capacity requirements based on updated forecasts and by the end of the second quarter of 2012 we expect to have all long lead time equipment installed to fund our growth. As demand increases and additional equipment is needed these capital requirements are expected to be funded through capital leases and operating cash.

For the year ended December 31, 2011, we had total revenue of $9,152,704. This was an increase of $236,582, or 2.7% when compared to 2010. Despite the loss of a major customer in the first quarter of 2011 due to the customer closing its manufacturing facility, revenue increased slightly. We shipped approximately $450,000 to this customer during 2011 versus approximately $1.9 million during 2010. Product revenue increased $508,344 or 6.3%, for the year ended December 31, 2011 from the same period in 2010. The increase in product revenue included new products to new and existing customers as well as increased volume of a high priced raw material. The cost of this high priced raw material fluctuates significantly with market demand and we anticipate the cost to be lower in 2012 and thus it is possible our product revenue could be lower in 2012. Contract research revenue decreased to $605,586 during 2011 from $877,348 during 2010, a decrease of $271,762, or 31.0%, as two grants drew to a close during 2011.

Gross profit was $1,533,692 for year ended December 31, 2011 compared to $2,273,984 for 2010, a decrease of 32.6%. The decrease in gross profit can be attributed to a reduction in sales related to the customer who closed its manufacturing facility early in 2011 as previously disclosed, a change in product mix, and continued scale-up expenses related to transparent conductive oxide products for solar applications. Gross profit was 16.8% of total revenue for 2011 compared to 25.5% in 2010.

Contributing to the lower gross profit and included in the scale up expenses were approximately $150,000 of continued product development and improvements. This product began shipping to a customer late in 2011 and we have received orders for the first quarter of 2012 and expect to receive ongoing orders. We anticipate gross profit to improve due to improved product mix and the expected continued shipments of new products to current customers. During recent meetings with solar customers, several have advised us they have seen delays in their expansion plans of three months or more and this has delayed some of the orders we had expected to ship during the fourth quarter of 2011 and early in 2012.

We continue to invest in developing new products for the photonics and solar industries including transparent conductive oxide systems. These efforts include accelerating time to market for those products and involve research and development expense beyond the scope of specific government grants and awards. Research and development expense increased $177,726 to $619,940, an increase of 40.2% for 2011 compared to 2010. Research and development is integral to the sales process, which involves a long selling cycle of product trials prior to full production orders.

Loss from operations was $641,675 for the year ended December 31, 2011 compared to income from operations of $79,895 for the year ended December 31, 2010. Loss applicable to common shares was $914,758 for the year ended December 31, 2011 compared to a loss of $7,229 for the year ended December 31, 2010. During the third quarter of 2011 we determined a full valuation allowance against our remaining deferred tax assets was necessary. The valuation allowance does not impact our ability to utilize our net operating loss carry forwards to offset taxable earnings in the future. As a result we recorded a non-cash charge of $156,000 during 2011, which is included in income tax expense. The loss applicable to common shares can be largely attributed to this increase in income tax expense, the decrease in gross profit previously mentioned, and the increase in research and development expense of approximately $178,000, which included a patent impairment charge of approximately $39,000. In addition, we had $115,406 in non-cash stock compensation expense during 2011 compared to $203,403 during 2010. These charges had a material effect on our Statements of Operations each year. These ongoing non-cash stock compensation charges will continue in 2012. In 2012 we do not expect to repeat expenses of approximately $350,000 which include scale up expenses of approximately $150,000, income tax expense and the patent impairment charge.

Given current market opportunities, we continue to invest in expanding production, research and development, marketing, and sales. This has resulted in trial and qualification orders that were shipped to customers in the solar industry throughout 2011 and 2010. This should allow us to gain market share and to be poised to receive large orders in targeted applications.

Results of Operations

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2011 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment and patents and licenses depreciable lives, and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Year 2011 As Compared to Year 2010

Revenue

Total revenue was $9,152,704 in 2011, an increase of $236,582, or 2.7%, from 2010. Revenue increased slightly despite the loss of a major customer who closed its manufacturing facility in 2011. We shipped approximately $450,000 to this customer during 2011 versus approximately $1.9 million during 2010. Product revenue increased $508,344 or 6.3%, for the year ended December 31, 2011 from the same period in 2010. The increase in revenue included new products to new and existing customers as well as increased volume of a high priced raw material. The cost of this high priced raw material fluctuates significantly with market demand and we anticipate the cost to be lower in 2012 and thus it is possible our product revenue could be lower in 2012. Contract research revenue decreased to $605,586 during 2011 from $877,348 during 2010, a decrease of $271,762, or 31.0%, as two grants drew to a close during 2011. We anticipate that contract research revenue will be less in 2012 due to the two grants that were completed in 2011. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse affect on our business.

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

Gross Profit

Gross profit was $1,533,692 for year ended December 31, 2011, compared to $2,273,984 for 2010, a decrease of 32.6%. The decrease in gross profit can be attributed to lower sales volume of targets related to the customer who closed its manufacturing facility early in 2011 as previously disclosed, a change in product mix, and continued scale-up expenses related to TCO for solar applications products. Gross profit was 16.8% of total revenue for 2011 compared to 25.5% in 2010. Contributing to the lower gross profit and included in the scale up expenses were approximately $150,000 of product development and improvements. This product began shipping to a customer late in 2011 and we have received orders for the first quarter of 2012 and expect to receive ongoing orders. We anticipate gross profit to improve due to improved product mix and the expected continued shipments of new products to current customers. During recent meetings with solar customers, several have advised us they have seen delays in their expansion plans of three months or more and this has delayed some of the orders we had expected to ship during the fourth quarter of 2011 and early in 2012.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2011 decreased to $1,042,865 from $1,128,644 for the year ended December 31, 2010, or 7.6%. The decrease was the result of less non-cash stock based compensation of approximately $74,000 and lower wages and compensation of approximately $7,000.

Professional Fees

Included in General and Administrative expense was $192,415 and $197,651 for professional fees for the years ended December 31, 2011 and 2010, respectively. These expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations’ fees.

Research and Development Expense

Research and development expense for the year ended December 31, 2011 was $619,940 compared to $442,214 for the same period in 2010, an increase of 40.2%. The 2011 results include a non-cash impairment charge of $39,000 which was related to a patent application. We decided not to pursue a patent application entitled “A Method for making composite sputtering targets and the targets made in accordance with the method". The patent office did not validate the patent.

We continue to develop innovative TCO systems to further align our activities with customer needs, as well as trial orders which resulted in increased research and development expense.  These new research and development endeavors have moved us beyond the scope of our current federal and state grants and awards.

Marketing and Sales Expense

Marketing and Sales expense for the year ended December 31, 2011 decreased 17.8% to $512,562 from $623,231 for the same period in 2010. The decrease was due primarily to less commission expense to outside manufacturing sales representatives of approximately $70,000, less travel expense of approximately $32,000 and lower wages and compensation of approximately $5,000.

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $111,402 and $198,093 for the years ended December 31, 2011 and 2010, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non cash stock based compensation expense related to operating expense was $608,413 as of December 31, 2011 and will be recognized through 2017.

Interest Expense

Interest expense was $84,198 and $85,643 for the years ended December 31, 2011 and 2010, respectively.

Income Tax Expense (Benefit)

Income tax expense for the year ended December 31, 2011 was $165,899. An income tax benefit of $9,133 was recorded for the year ended December 31, 2010. During 2011, we determined a full valuation allowance against our remaining deferred tax assets was necessary. As a result, we recorded a non-cash charge related to continuing operations of $156,000 during 2011, which is included in income tax expense. The valuation allowance does not impact our ability to utilize our net operating loss carryforwards to offset taxable earnings in the future. We had deferred income taxes of $0 at December 31, 2011 and $156,000 at December 31, 2010.

Income taxes are accounted for using the asset and liability approach in accordance with FASB ASC Topic 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered.

Loss Applicable to Common Shares

Loss applicable to common shares was ($914,758) for the year ended December 31, 2011 compared to a loss of ($7,229) for the year ended December 31, 2010. The loss applicable to common shares can be largely attributed to the increase in income tax expense, the decrease in gross profit previously mentioned, and the increase in research and development expenses of approximately $178,000. In addition, we had $115,406 in non-cash stock compensation expenses during 2011. These charges had a material effect on our Statement of Operations. The ongoing non-cash stock compensation charges will continue in 2012.

Common Shares

The following schedule represents our outstanding common shares during the period of 2012 through 2019 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at December 31, 2011, if each shareholder exercises his or her options, it would increase our common shares by 986,750 to 4,789,648 by December 31, 2019. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options	Potential	Weighted
	due to	shares	Average
Year	expire	outstanding	Exercise Price
2012	141,000	3,943,898	$1.55
2013	30,250	3,974,148	$1.00
2014	180,000	4,154,148	$4.36
2015	140,000	4,294,148	$2.97
2016	36,000	4,330,148	$3.25
2017	-	4,330,148	-
2018	9,500	4,339,648	$3.10
2019	450,000	4,789,648	$6.00

Liquidity and Capital Resources

Cash

As of December 31, 2011, cash on-hand was $798,069. Cash was $1,511,752 at December 31, 2010. In 2011, we invested approximately $1.3 million in new production equipment. We received proceeds of approximately $546,000 from two loans with agencies of the State of Ohio for this equipment. We believe, based on forecasted sales and expenses, that cash flow from operations will be adequate to sustain operations at least through December 31, 2012.

Working Capital

At December 31, 2011, working capital was $812,398 compared to $2,037,193 at December 31, 2010, a decrease of $1,224,795 or 60.1%. As discussed below cash decreased approximately $714,000. Accounts receivable decreased approximately $164,000 due to the loss of the major customer previously disclosed and less contract revenue. Inventories decreased approximately $299,000 as materials purchased late in 2010 were shipped to customers throughout 2011. Deferred income taxes decreased $156,000 as previously noted. Accounts payable decreased approximately $210,000 due to inventory received late in 2010 that was paid in 2011. Customer deposits decreased approximately $111,000 due to deposits received in 2010 that were applied to shipments in 2011. Current capital lease obligations decreased by approximately $107,000 while current notes payable increased by approximately $368,000 primarily due to funding a deposit for new equipment due to arrive during the third quarter of 2012 (shown as Construction in progress on the 2011 Balance Sheet).

Cash from Operations

Net cash used by operating activities was approximately $3,000 for the year ended December 31, 2011 and net cash provided by operating activities was approximately $561,000 for the year ended December 31, 2010. In addition to the changes in various current assets and liabilities mentioned above, non cash expenses for depreciation, accretion and amortization increased to approximately $538,000 during 2011 from $491,000 during 2010, an increase of 9.6%. This increase is related to the purchase of additional machinery and equipment. Included in expenses were non cash stock based compensation costs of $115,406 and $203,403 for the years ended December 31, 2011 and 2010, respectively. Other non cash charges during 2011 were patent impairment of approximately $39,000 and deferred income taxes of $156,000.

Cash from Investing Activities

Cash of approximately $1,095,000 and $215,000 was used for investing activities during the years ended December 31, 2011 and 2010, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines. Proceeds on sale of equipment totaled $425 and $10,500 during 2011 and 2010, respectively.

Cash from Financing Activities

During the year ended December 31, 2011 cash of approximately $384,000 was provided by financing activities. Principal payments to third parties for capital lease obligations and notes payable approximated $480,000. Proceeds received from the exercise of common stock options were $41,350. Proceeds from notes payable were approximately $847,000 and were used to fund equipment. A payment of cumulative dividends on preferred stock was approximately $24,000. We incurred new capital lease obligations of approximately $185,000 for new production equipment during 2011.

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

Debt Facilities

We have the ability to draw on a Promissory Note from The Huntington National Bank. The principal amount of this Note is $840,000. As of December 31, 2011 there was a balance of $300,000 on the Promissory Note. We anticipate drawing approximately $460,000 on this Promissory Note during 2012. The Promissory Note matures on December 31, 2012. It is anticipated that this Promissory Note will be repaid through the proceeds received from the Ohio Department of Development loan and operating cash.

In February 2011, we received a 166 Direct Loan through the Advanced Energy Program with The Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million. As of December 31, 2011 there was a balance outstanding of $368,906 on this loan. As of December 31, 2011 we were in non-compliance of a financial covenant. On March 20, 2012, we entered into an amendment with OAQDA which waived the non-compliance of the financial covenant, adjusted the interest rate from 3% to 10% and amended the amount of the maximum commitment to $368,906.17.

Closing documents were signed in February 2011 for a 166 Direct Loan in the amount of $744,250 with the Ohio Department of Development (ODOD). As of December 31, 2011 there was a balance of $175,936 on this Loan. We expect to draw an additional amount of approximately $536,000 against this loan in 2012 for new production equipment and expect to apply approximately $525,000 from this loan to pay against the Huntington Promissory Note. On April 6, 2012, we entered into an amendment with ODOD which consented to the OAQDA amendment and agreed that the OAQDA amendment did not constitute a default under the ODOD agreement. The ODOD amendment also stated that the original loan amount of $744,250 remained available and can be used for up to 70.5% of the purchase price and installation costs of certain equipment. Also, in February 2011, ODOD recommended that the Ohio Tax Credit Authority approve a tax credit equal to 45 percent of employee income tax withholdings resulting from the project for five years. This credit has an estimated value of $86,000 during the entire term. ODOD also offered funding from the Rapid Outreach Grant for up to $25,000 for costs associated with the acquisition and installation of machinery and equipment.

The OAQDA and ODOD loans funded approximately 41% of the capital acquisitions during 2011.

The Revolving Note from The Huntington National Bank expired on April 13, 2012.  As of December 31, 2011 there was no outstanding balance on the Note.  We have not had the need to draw on the Note since the original loan date of January 13, 2009 and based on cash projections do not anticipate the need to draw on such a Note in 2012.  If additional financing is needed in the future we will pursue other sources at that time.

Debt Outstanding

Total debt outstanding increased during 2011 from approximately $1,223,000 to approximately $1,775,000, or 45.2%. We paid cash of approximately $480,000 towards principal amounts of capital lease obligations during 2011. During 2011, we incurred a capital lease obligation of $185,000 for new production equipment. We received proceeds from notes payable of approximately $847,000, of which $300,000 was used as a down payment for new production equipment that is expected to be received during the third quarter of 2012.

Liquidity

During 2011, we incurred a net loss of $890,606 and experienced delays in product sales and development as a result of uncertainties in the solar market.  Our revolving line of credit arrangement with our senior lender expired on April 13, 2012.  There was no balance outstanding under this arrangement at December 31, 2011 and there is none currently.  We have not had the need to draw on the revolving line of credit since the original commitment date of January 13, 2009.  Although we do not anticipate the need for a potential alternative arrangement in 2012, we expect to pursue other possible revolving credit arrangements.   As noted in Note 11, we have certain capital expenditure commitments in 2012.   We have projected our operating, investing and financing activities to determine whether we will have sufficient liquidity to meet cash flow requirements at least through December 31, 2012 based on our current cash levels; our projected operating cash flows; our currently available financing sources; our capital expenditure commitments as discussed in Note 11; and our debt obligations. Management’s forecast, giving consideration to all of these matters indicates that we should have sufficient cash flows to continue to operate throughout 2012.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results which we believe will occur,  and based on this assessment, we believe that the Company will have sufficient liquidity to continue to operate at least throughout 2012.

Government Grants and Contracts

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets. These targets are used in the manufacture of thin film photovoltaics. This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology. The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010. Revenue totaled $263,008 during 2011 compared to $145,736 during 2010. Total expenditures for the project through December 31, 2011 were $453,199. The work on the contract is expected to continue at least through the third quarter of 2012.

During the third quarter of 2009 we received notification from the Department of Energy (DOE) of an Assistance Agreement in the amount of approximately $650,000. This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.” Revenue was $290,645 for the year ended December 31, 2011 compared to $234,729 for the same period in 2010. Total expenditures of the project through December 31, 2011 were $641,592. The work on the contract concluded, with the exception of final reporting, late in 2011. The final reporting is expected to be completed during the first quarter of 2012.

We received notification during the fourth quarter of 2008 from the Ohio Department of Development’s Third Frontier Advanced Energy Program (TFAEP) of an award in the amount of $708,715. This grant provided support to commercialize technologies for the manufacture of rotatable ceramic sputtering targets for the production of transparent conductive oxide-coated glass used in manufacturing thin film photovoltaic solar cell panels. The work on the contract began in January of 2009 and was completed late in 2010. Revenue was $278,613 during 2010.

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000. This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.” Revenue was $51,934 during 2011 and $216,402 during 2010. The work on the contract began during the third quarter of 2008 and was completed, with the exception of final reporting, during 2011. The final reporting is expected to be completed during the first quarter of 2012.

We anticipate that contract research revenue will be less in 2012 due to the two grants that were completed in 2011. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse affect on our business.

The granting agency may suspend or terminate the award in whole or in part if we fail to materially comply with the terms and conditions. We expect to complete each award while complying with the terms and conditions.

Inflation

We believe that there has not been a significant impact from inflation on our operations during the past three fiscal years.

Purchase Commitment

We entered into a cancelable purchase commitment arrangement for a piece of equipment. Based on current forecasts, the remaining capital cost for this piece of equipment is expected to be $450,000 in 2012. Included in the balance sheet at December 31, 2011 is $300,000, which was paid at time of order placement, and recorded as construction work in progress. The equipment is expected to be delivered during the second quarter of 2012. If we cancel the order we have agreed to pay the vendor a minimum of 20% of the base selling price ($750,000) plus additional charges equal to percentage of work completed and committed through vendor purchase orders. We do not expect to cancel this order.

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

Our balance sheets as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2011 and 2010, together with the independent certified public accountants’ report thereon appear beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for all periods presented.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011. The matter involving internal controls over financial reporting that management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board (PCAOB) was insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

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

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2012 Annual Meeting of Shareholders scheduled to be held on June 13, 2012, and is incorporated herein by reference.

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

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2012 Annual Meeting of Shareholders scheduled to be held on June 13, 2012, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2012 Annual Meeting of Shareholders scheduled to be held on June 13, 2012, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our proxy statement relating to our 2012 Annual Meeting of Shareholders scheduled to be held on June 13, 2012, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Registered independent public accounting firm for the year ended December 31, 2011” in our proxy statement relating to our 2012 Annual Meeting of Shareholders scheduled to be held on June 13, 2012, and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit	Exhibit
Number	Description

3(a)	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4(c)	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4(d)	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(e)	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(f)	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4(g)	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4(h)	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

4(i)	Warrant to purchase common stock of Superconductive Components, Inc. issued to the Estate of Edward R. Funk, dated October 19, 2005 (Incorporated by reference to Exhibit 10(r) to the Company’s Registration Statement Form on SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

4(j)	Warrant to purchase common stock of Superconductive Components, Inc. issued to the Estate of Ingeborg V. Funk, dated October 19, 2005 (Incorporated by reference to Exhibit 10(s) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

4(k)	Warrant to purchase common stock of Superconductive Components, Inc. issued to Robert H. Peitz, effective October 19, 2005 (Incorporated by reference to Exhibit 10(t) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(a)	Employment Agreement entered into as of February 26, 2002, between Daniel Rooney and the Company (Incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(b)	Lease Agreement between Superconductive Components, Inc. and Duke Realty Ohio dated as of September 29, 2003, with Letter of Understanding dated February 17, 2004 (Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-QSB, filed on March 31, 2004)

10(c)	License Agreement with Sandia Corporation dated February 26, 1996 (Incorporated by reference to Exhibit 10(f) to the Company’s Form 10-SB Amendment No. 1, filed on January 3, 2001)

10(d)	Nonexclusive License with The University of Chicago (as Operator of Argonne National Laboratory) dated October 12, 1995 (Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-SB Amendment No. 1, filed on January 3, 2001)

10(e)	Nonexclusive License with The University of Chicago (as Operator of Argonne National Laboratory) dated October 12, 1995 (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-SB Amendment No. 1, filed on January 3, 2001)

10(f)	Ohio Department of Development Third Frontier Action Fund Award dated February 20, 2004 (Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-KSB, filed on March 30, 2004)

10(g)	Subscription Agreement between the Company and the Estate of Edward R. Funk, dated October 14, 2005 (Incorporated by reference to Exhibit 10(o) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(h)	Subscription Agreement between the Company and the Estate of Ingeborg V. Funk, dated October 14, 2005 (Incorporated by reference to Exhibit 10(p) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(i)	Subscription Agreement between the Company and Robert H. Peitz, dated October 14, 2005 (Incorporated by reference to Exhibit 10(q) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(j)	Conversion Agreement between the Company and the Estate of Edward R. Funk, dated October 14, 2005 (Incorporated by reference to Exhibit 10(u) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(k)	Conversion Agreement between the Company and the Estate of Ingeborg V. Funk, dated October 14, 2005 (Incorporated by reference to Exhibit 10(v) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(l)	Description of purchase order received from an existing customer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 24, 2007).

10(m)	Ohio Department of Development Third Frontier Advanced Energy Program Award (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 16, 2008).

10(n)	Description of material terms of Stock Option Agreements with the Company’s Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 6, 2009).

10(o)	Business Loan Agreement between the Company and The Huntington National Bank, dated as of January 13, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 23, 2009).

10(p)	Description of material modification to rights of security holders of common stock purchase warrants set to expire in 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed May 7, 2009).

10(q)	Description of Purchase Order received from a new customer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 22, 2009).

10(r)	Description of information received from a customer regarding customer’s intent to purchase material (Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 17, 2009).

10(s)	Notification from the Ohio Department of Development Third Frontier Photovoltaic Program of grant to be awarded dated December 17, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 22, 2009).

10(t)	Description of exercise of 150,000 common stock warrants (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2010).

10(u)		Description of exercise of 40,833 common stock warrants (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 4, 2010).

10(v)		Description of notification by large customer that orders will be reduced in 2011 due to manufacturing plant closing (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 27, 2011).

10(w)		Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company's Current Report on Form 8-K, filed March 26, 2012).

10(x)		Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

14(a)		SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com)

16(a)		Description of the approval of the engagement of Crowe Horwath LLP ("Crowe") as the Company's independent registered public accounting firm for the year ended December 31, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 13, 2010).

22(a)		Description of submission of matters to a vote of security holders for the election of five members to the board of directors (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 10, 2010).

22(b)		Description of submission of matters to a vote of security holders (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 13, 2011).

23	*	Consent of Independent Registered Public Accounting Firm

24	*	Powers of Attorney.

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated April 13, 2012, entitled “SCI Engineered Materials, Inc., Reports Fourth Quarter and Full Year 2011 Results.”

101		The Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010 (ii) Consolidated Statements of Operations for the year ended December 31 2011 and 2010, (iii) Consolidated Statement of Changes in Equity for the years ended December 31, 2011 and December 2010, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2011 and 2010, (v) Notes to Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: April 13, 2012	By:	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of April 2012.

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
Daniel Rooney, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SCI Engineered Materials, Inc.

Columbus, Ohio

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                   Crowe Horwath LLP

Columbus, Ohio

April 13, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

ASSETS

	2011	2010

Current Assets
Cash	$798,069	$1,511,752
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000 and $16,000	488,031	574,965
Contract	23,962	86,501
Other	5,610	20,551
Inventories	1,045,503	1,344,426
Deferred income taxes	-	156,000
Prepaid expenses	65,292	51,369
Total current assets	2,426,467	3,745,564

Property and Equipment, at cost
Machinery and equipment	6,135,664	5,267,891
Furniture and fixtures	134,666	134,666
Leasehold improvements	317,870	315,054
Construction in progress	323,326	-
	6,911,526	5,717,611
Less accumulated depreciation	(3,692,401)	(3,250,237)
	3,219,125	2,467,374

Other Assets
Deposits	18,425	14,736
Deferred financing fees	51,779	14,885
Intangibles	15,453	49,276
Total other assets	85,657	78,897

TOTAL ASSETS	$5,731,249	$6,291,835

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

LIABILITIES AND SHAREHOLDERS' EQUITY

	2011	2010

Current Liabilities
Capital lease obligations, current portion	$292,488	$399,780
Notes payable, current portion	432,064	64,292
Accounts payable	363,790	573,741
Customer deposits	255,122	366,153
Accrued compensation	56,610	71,704
Accrued expenses and other	213,995	232,701
Total current liabilities	1,614,069	1,708,371

Capital lease obligations, net of current portion	384,697	505,758
Notes payable, net of current portion	665,706	252,927
Total liabilities	2,664,472	2,467,056

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative,
nonvoting, no par value, $10 stated value, optional
redemption at 103%; optional shareholder conversion 2 shares for 1;
24,152 shares issued and outstanding	393,678	393,678
Common stock, no par value, authorized 15,000,000 shares;
3,802,898 and 3,775,898 shares issued and outstanding, respectively	9,766,740	9,725,390
Additional paid-in capital	1,678,981	1,587,727
Accumulated deficit	(8,772,622)	(7,882,016)
	3,066,777	3,824,779

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,731,249	$6,291,835

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Product revenue	$8,547,118	$8,038,774
Contract research revenue	605,586	877,348
Total revenue	9,152,704	8,916,122

Cost of product revenue	7,187,255	6,002,686
Cost of contract research revenue	431,757	639,452
Total cost of revenue	7,619,012	6,642,138

Gross profit	1,533,692	2,273,984

General and administrative expense	1,042,865	1,128,644

Research and development expense	619,940	442,214

Marketing and sales expense	512,562	623,231

(Loss) income from operations	(641,675)	79,895

Interest income	2,736	5,273
Interest expense	(84,198)	(85,643)
Gain on disposal of equipment	259	10,251
Miscellaneous, net	(1,829)	(1,830)
Other income (expense)	(83,032)	(71,949)

(Loss) income before income taxes	(724,707)	7,946

Income tax expense (benefit)	165,899	(9,133)

Net (loss) income	(890,606)	17,079

Dividends on preferred stock	(24,152)	(24,308)

LOSS APPLICABLE TO COMMON SHARES	$(914,758)	$(7,229)

Earnings per share - basic and diluted (Note 6)

Loss per common share
Basic	$(0.24)	$(0.00)
Diluted	$(0.24)	$(0.00)

Weighted average shares outstanding
Basic	3,781,717	3,750,376
Diluted	3,781,717	3,750,376

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2010

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 1/1/10	$371,612	$9,209,424	$1,412,382	$(7,899,095)	$3,094,323

Accretion of cumulative dividends	24,308	-	(24,308)	-	-

Common stock conversion from preferred stock (Note 6)	(2,242)	2,242	-	-	-

Stock based compensation expense (Note 2F)	-	-	199,653	-	199,653

Proceeds from exercise of stock warrants (Note 6)	-	490,799	-	-	490,799

Proceeds from exercise of stock options (Note 6)	-	19,175	-	-	19,175

Common stock issued	-	3,750	-	-	3,750

Net income	-	-	-	17,079	17,079

Balance 12/31/10	$393,678	$9,725,390	$1,587,727	$(7,882,016)	$3,824,779

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2F)	-	-	115,406	-	115,406

Proceeds from exercise of stock options (Note 6)	-	41,350	-	-	41,350

Payment of cumulative dividends	(24,152)	-	-	-	(24,152)

Net loss	-	-	-	(890,606)	(890,606)

Balance 12/31/11	$393,678	$9,766,740	$1,678,981	$(8,772,622)	$3,066,777

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(890,606)	$17,079
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and accretion	534,996	488,003
Amortization	3,088	3,088
Stock based compensation	115,406	203,403
Patent impairment	38,726	-
Gain on sale of equipment	(259)	(10,251)
Deferred income taxes	156,000	-
Inventory reserve	7,635	403
Changes in allowance for doubtful accounts	(530)	-
Changes in operating assets and liabilities:
Accounts receivable	164,944	(111,905)
Inventories	291,288	(313,052)
Prepaid expenses	(13,922)	926,167
Other assets	(48,575)	(18,718)
Accounts payable	(209,950)	310,273
Accrued expenses and customer deposits	(151,456)	(933,678)
Net cash (used in) provided by operating activities	(3,215)	560,812

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	425	10,500
Purchases of property and equipment	(1,095,289)	(225,209)
Net cash used in investing activities	(1,094,864)	(214,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	41,350	19,175
Proceeds from exercise of common stock warrants	-	490,799
Proceeds from notes payable	846,747	-
Principal payments on capital lease obligations and notes payable	(479,549)	(451,541)
Payment for accumulated dividends on preferred stock	(24,152)	-
Net cash provided by financing activities	384,396	58,433

NET (DECREASE) INCREASE IN CASH	$(713,683)	$404,536

CASH - Beginning of year	1,511,752	1,107,216

CASH - End of year	$798,069	$1,511,752

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$84,198	$85,643
Income taxes	$713	$2,400

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by capital lease	$185,000	$192,665
Increase in asset retirement obligation	$6,624	$6,624

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. The Company operates in the Physical Vapor Deposition (“PVD”) industry in which it develops, commercializes technologies, and manufactures ceramics and metals for advanced applications in: Photonics, Solar, Thin Film Battery, and, to a lesser extent High Temperature Superconductor (“HTS”).

Note 2.	Summary of Significant Accounting Policies

A.	Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory, lower of cost or market, and excess inventory quantities based on management’s estimate of net realizable value. The Company has an inventory reserve of $57,635 at December 31, 2011 and $50,000 at December 31, 2010.

B.	Property and Equipment - Property and equipment are carried at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the assets for financial reporting purposes and allowable accelerated methods for tax purposes. Useful lives range from ten years on certain furniture and fixtures to three years on computer equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense totaled $528,372 and $481,379 for the years ended December 31, 2011 and 2010, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred. Construction in progress of approximately $323,000 at December 31, 2011 consisted primarily of one piece of equipment ($300,000) that is expected to be delivered during the third quarter of 2012 and two smaller pieces of equipment expected to be placed in service during the first quarter of 2012. See note 11 for further discussion.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. There was no property and equipment considered impaired during 2011 or 2010.

C.	Research and Development - Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 2011 and 2010 was $619,940 and $442,214, respectively. The Company continues to develop innovative transparent conductive oxide systems to further align activities with customer needs, as well as trial materials which resulted in increased research and development expense during 2011. These new research and development endeavors have moved the Company beyond the scope of the current federal and state grants and awards.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)

D.	Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present. If necessary, an impairment loss is recorded for the excess of carrying value over fair value. As a result of this review, the Company recorded a non-cash impairment charge of approximately $39,000 during 2011.

Licenses - The Company has secured licenses to produce various superconductive materials for periods up to the expiration of the applicable patents. The license fees are amortized over the expected life of the agreement or applicable patent, which is seventeen years. Cost and accumulated amortization of licenses at December 31, 2011 were $21,000 and $20,265, respectively. Cost and accumulated amortization of licenses at December 31, 2010 were $21,000 and $19,006, respectively. Amortization expense was $1,259 for the years ended December 31, 2011 and 2010. Amortization expense is estimated to be $735 in 2012.

Patent - The Company has secured patents for manufacturing processes used in its operations. Costs incurred to secure the patents have been capitalized and are being amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2011 were $36,473 and $21,755 respectively. Cost and accumulated amortization of the patents at December 31, 2010 were $67,204 and $19,925 respectively. Amortization expense was $1,830 for the years ended December 31, 2011 and 2010. Amortization expense is estimated to be at least $1,830 for each of the next five years.

E.	Income Taxes - Income taxes are provided for by utilizing the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets are reduced by a valuation allowance which is established when “it is more likely than not” that some portion or all of the deferred tax assets will not be recognized.

F.	Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Non cash stock based compensation expense was $115,406 and $203,403 for the years ended December 31, 2011 and 2010, respectively. Unrecognized compensation expense was $609,437 as of December 31, 2011 and will be recognized through 2017. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

G.	Cash - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)

H.	Concentrations of Credit Risk - The Company’s cash balances, which are at times in excess of federally insured levels, are maintained at a large regional bank and a global investment banking group, and are continually monitored to minimize the risk of loss. The Company grants credit to most customers, who are varied in terms of size, geographic location and financial strength. Customer balances are continually monitored to minimize the risk of loss.

The Company's two largest customers accounted for 47% and 13% of total revenue in 2011. These two customers represented 46% of the Accounts Receivable trade balance at December 31, 2011. The Company collected all outstanding accounts receivables from these customers.

The Company's two largest customers accounted for 27% and 21% of total revenue in 2010. These two customers represented 36% of the Accounts Receivable trade balance at December 31, 2010. In January 2011 one of these customers announced it was closing its facilities in the first quarter of 2011. The Company collected all outstanding accounts receivables from these customers.

I.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, deferred income taxes, property and equipment depreciable lives, patents and licenses useful lives and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from those estimates.

J.	Fair Value of Financial Instruments - The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see Note 9).

K.	Revenue Recognition - Revenue from product sales is recognized upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Revenue from contract research provided for third parties is recognized on the percentage of completion method. Contract research revenue is recognized during the period in which qualifying expenses are incurred for the research that is performed as set forth under the terms of the grant award agreements.

L.	Deferred Financing Costs - Deferred financing costs are amortized over the term of the related debt using the straight-line method, the result of which is not materially different from the use of the interest method. Deferred financing costs totaled $51,779 and $14,885 at December 31, 2011 and 2010, respectively. The related amortization expense of these costs for the years ended December 31, 2011 and 2010 was $8,652 and $0, respectively, and is included in interest expense on the statements of operations.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)

M.	Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was approximately $15,000 and $16,000 as of December 31, 2011 and 2010, respectively. This estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible.

Note 3.	Inventories

Inventories consist of the following at December 31:

	2011	2010
Raw materials	$273,992	$338,971
Work-in-process	664,216	866,853
Finished goods	164,930	188,602
	1,103,138	1,394,426
Less reserve for obsolete inventory	57,635	50,000

	$1,045,503	$1,344,426

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.	Notes Payable

On January 6, 2011, the Company issued a Promissory Note (the “Promissory Note”) in the amount of not more than $840,000 to The Huntington National Bank, as Lender.  This Promissory Note is collateralized by the Company’s inventories, equipment and accounts receivable.  As of December 31, 2011 there was a balance of $300,000 on the Promissory Note.

Among other items, the Promissory Note provides for the following:

•	Interest is subject to change from time to time based on changes in LIBOR. The index at the inception of the Promissory Note was 0.261% per annum. The interest rate applied to the unpaid principal balance is at a rate of 2.75 percentage points over LIBOR. Under no circumstance will the interest rate be less than 4.00% per annum or more than the maximum rate allowed by applicable law. The interest rate was 4.00% at December 31, 2011.

•	Accrued interest is payable monthly. The outstanding principal and accrued interest matures on December 31, 2012. It is anticipated that this Promissory Note will be repaid through the proceeds received from the Ohio Department of Development loan and operating cash.

During 2010, the Company applied and was approved for a 166 Direct Loan in the amount of $744,250 with the Ohio Department of Development (ODOD).  This loan was finalized in February of 2011.  The term of the loan is 84 months at a fixed interest rate of 3%.  There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance.   The loan is being amortized over 84 months through November 2018.  The loan is collateralized by the related project equipment.  As of December 31, 2011 there was a balance of $175,936 on this loan.  Disbursements from the loan may be made through October 31, 2012. On April 6, 2012, the Company entered into an amendment with ODOD which consented to the OAQDA amendment, referenced below, and agreed that the OAQDA amendment did not constitute a default under the ODOD agreement.  The ODOD amendment also stated that the original loan amount of $744,250 remained available and can be used for up to 70.5% of the purchase price and installation costs of certain equipment.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with The Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012).  The original loan was finalized in February of 2011.  The interest rate was 3% at December 31, 2011 and increased to 10% effective with the amendment dated March 20, 2012.  There is also an annual servicing fee of $1,600 charged quarterly.  The loan is being amortized over 84 months through March 2018.  Payments are interest only through March 2012.  Thereafter, principal payments of approximately $14,000 plus interest are due and payable quarterly.  The loan is collateralized by the related project equipment.  As of December 31, 2011 there was an outstanding balance of $368,906 on this loan.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.	Notes Payable (continued)

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio.  The OAQDA and ODOD agree to shared lien and security interest through mutual covenants.  These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants.  As of December 31, 2011 the Company was not in compliance with one of these financial covenants.  On March 20, 2012, the Company entered into a First Amendment to Loan Documents with the OAQDA which waived the violation of a certain financial covenant, increased the interest rate from 3% to 10% and amended the amount of the Note to $368,906.  The First Amendment to Loan Documents with the OAQDA waived the debt service coverage requirement for all quarters through and including December 31, 2012.  The Company is required to maintain a certain debt to tangible net worth ratio during 2012.  The Company expects to maintain compliance with this covenant and all other OAQDA and ODOD covenants through December 31, 2012.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development in the amount of $400,000.  These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment.  The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance.  The Company is making monthly servicing fee, interest and principal payments of approximately $6,000.  The loan principal balance will be fully amortized at the end of the term in August 2015.  The loan is collateralized by the related project equipment.  As of December 31, 2011 the loan had a balance of $252,928. This loan is also subject to certain covenants, including job creation or retention.

On April 11, 2011, the Company issued a Revolving Note (the “Note”) to The Huntington National Bank, as Lender.  This Note matured on April 13, 2012. The Note was collateralized by the Company’s inventories, equipment and accounts receivable.  As of December 31, 2011 there was no outstanding balance on the Note and there is none currently.

Among other items, the Note provided for the following:

At no time shall the outstanding balance of the principal sum of the Note exceed the lesser of (1) $500,000 or (2) an amount equal to the sum of 80% of Eligible Accounts plus the lesser of (A) 50% of Eligible inventory or (B) $200,000.

Interest on the Note was subject to change from time to time based on changes in the London Interbank Offered Rate (LIBOR), which at the inception of the Note was 0.243% per annum.  The interest rate applied to the unpaid principal balance during the term was at a rate of 2.75 percentage points over LIBOR.  Accrued interest is payable monthly.

Annual maturities of Notes Payable are as follows:

2012	$432,064
2013	150,483
2014	155,056
2015	135,366
2016	89,939

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.	Lease Obligations

Operating

The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring at various dates through 2016. Rent expense, which includes various monthly rentals for the years ended December 31, 2011 and 2010 totaled $161,288 and $159,979, respectively. Future minimum lease payments at December 31, 2011 are as follows:

2012	$112,572
2013	112,572
2014	70,117
2015	248
2016	207
Total minimum lease payments	$295,716

Capital

The Company also leases certain equipment under capital leases. Future minimum lease payments, by year, with the present value of such payments, as of December 31, 2011 are shown in the following table.

2012	$325,913
2013	239,004
2014	94,810
2015	54,012
2016	24,672
Total minimum lease payments	738,411
Less amount representing interest	61,226
Present value of minimum lease payments	677,185
Less current portion	292,488
Capital lease obligations, net of current portion	$384,697

The equipment under capital lease at December 31 is included in the accompanying balance sheets as follows:

	2011	2010
Machinery and equipment	$2,233,048	$2,048,048
Less accumulated depreciation	847,330	553,661
Net book value	$1,385,718	$1,494,387

These assets are amortized over a period of three to ten years using the straight-line method and amortization is included in depreciation expense.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.	Common and Preferred Stock

Common Stock

In 2011, proceeds of $41,350 were received from the exercise of 27,000 stock options. The exercise price for these options ranged from $1.50 to $2.55. The aggregate intrinsic value of these options was $16,080.

In 2010, proceeds of $19,175 were received from the exercise of 12,000 stock options. The exercise price for these options ranged from $1.55 to $2.125. The aggregate intrinsic value of these options was $19,715. Also in 2010, proceeds from 190,833 warrants exercised were $490,799. The exercise price for these warrants ranged from $2.50 to $2.88.

Preferred Stock

Shares of preferred stock authorized and outstanding at December 31, 2011 and 2010 were as follows:

	Shares		Shares
	Authorized		Outstanding
Cumulative Preferred Stock	10,000		-

Voting Preferred Stock	125,000		-

Cumulative Non-Voting Preferred Stock	125,000	(a)	24,152

(a)	Includes 700 shares of Series A Preferred Stock and 100,000 shares of Convertible Series B Preferred Stock authorized for issuance.

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

On February 28, 2012 the Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2011. During 2011, a Series B cash dividend of $24,152 was paid to shareholders of record as of December 31, 2010. At December 31, 2011 and 2010 the Company had accrued dividends on Series B preferred stock of $144,912. These amounts are included in convertible preferred stock, Series B on the balance sheet at December 31, 2011 and 2010.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.	Common and Preferred Stock (continued)

Earnings Per Share

Basic income (loss) per share is calculated as income available to (loss attributable to) common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the years ended December 31, 2011 and 2010, all convertible preferred stock and common stock options listed in Note 7 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive.

Following is a summary of employee and director stock options and preferred stock, Series B at December 31, 2011 and 2010.

	December 31,	December 31,
	2011	2010
Options	986,750	1,066,250
Preferred Stock, Series B	24,152	24,152
	1,010,902	1,090,402

The following is provided to reconcile the earnings per share calculations:

	2011	2010

Loss applicable to common shares	$(914,758)	$(7,229)

Weighted average common shares outstanding - basic	3,781,717	3,750,376

Effect of dilutions - stock options and warrants	-	-

Weighted average shares outstanding - diluted	3,781,717	3,750,376

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans

On June 10, 2011, shareholders approved the SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company adopted the 2011 Plan as incentive to key employees, directors and consultants under which options to purchase up to 250,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2011 there were no stock options outstanding from the 2011 Plan.

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan. The Company adopted the 2006 Plan as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2011 there were 585,500 stock options outstanding from the 2006 Plan which expire at various dates through January 2, 2019.

On September 29, 1995, the Company adopted the 1995 Stock Option Plan as incentive to key employees, directors and consultants. As of December 31, 2011 there were 401,250 stock options outstanding from the 1995 Plan which expire at various dates through December 16, 2015. The Company adopted the 1995 Plan as incentive to key employees, directors and consultants under which options to purchase up to 900,000 shares of the Company’s common stock were available to be granted, subject to the execution of stock option agreements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans (continued)

The cumulative status at December 31, 2011 and 2010 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (yrs)	Value
Outstanding at January 1, 2010	796,250	$4.31
Exercised	(11,000)	1.55
Forfeited	(1,500)	2.88
Outstanding at December 31, 2010	783,750	$4.35
Exercised	(17,000)	1.55
Forfeited	(30,000)	1.90
Outstanding at December 31, 2011	736,750	$4.52	5.0	$-
Options exercisable at December 31, 2010	411,800	$2.94	3.9	$167,055
Options exercisable at December 31, 2011	419,375	$3.41	3.5	$-
Options expected to vest	317,375	$5.98	7.0	$-

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans (continued)

Non-Employee Director Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (yrs)	Value
Outstanding at January 1, 2010	319,500	$3.52
Exercised	(1,000)	2.13
Expired	(36,000)	2.97
Outstanding at December 31, 2010	282,500	$3.60
Exercised	(10,000)	1.50
Expired	(22,500)	1.46
Outstanding at December 31, 2011	250,000	$3.87	3.5	$-
Options exercisable at December 31, 2010	252,500	$3.31	3.4	$10,125
Options exercisable at December 31, 2011	250,000	$3.87	2.5	$-
Options expected to vest	-	$-	-	$-

Information related to the weighted average fair value of stock options activity for the year ended December 31, 2011 is as follows:

		Weighted
		Average
		Exercise
	Stock Options	Price
Employee Stock Options
Nonvested options at January 1, 2011	371,950	$5.91
Vested	(54,575)	5.51
Nonvested options at December 31, 2011	317,375	$5.98

Non-Employee Director Stock Options
Nonvested options at January 1, 2011	30,000	$6.00
Vested	(30,000)	6.00
Nonvested options at December 31, 2011	-	$-

Exercise prices range from $1.00 to $6.00 for options at December 31, 2011. The weighted average option price for all options outstanding was $4.35 with a weighted average remaining contractual life of 4.4 years at December 31, 2011. The weighted average option price for all options outstanding was $4.15 with a weighted average remaining contractual life of 5.3 years at December 31, 2010.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.	Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31.

	2011	2010
Deferred tax assets
NOL carryforwards	$1,436,000	$1,518,000
General business credits carryforwards	125,000	-
Stock based compensation	80,000	82,000
UNICAP	19,000	25,000
Allowance for doubtful accounts	6,000	6,000
Reserve for obsolete inventories	21,000	18,000
Reserve for asset retirement	12,000	9,000
Property and equipment	(76,000)	(76,000)
	1,623,000	1,582,000
Valuation allowance	(1,623,000)	(1,426,000)
Net	$-	$156,000

A valuation allowance has been recorded against the realizability of the net deferred tax asset resulting in the recording of the asset in the accompanying financial statements of $0 and $156,000 at December 31, 2011 and 2010. The valuation allowance totaled $1,623,000 and $1,426,000 at December 31, 2011 and 2010, respectively.

The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,100,000 and $4,300,000, at December 31, 2011 and 2010, respectively, which expire in varying amounts through 2030.

For the years ended December 31, 2011 and 2010, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2011	2010
Federal statutory rate	(35.0)%	35.0%
State/city tax	1.4	(130.9)
Non-deductible expense	5.6	576.8
Reconcile deferred tax	0.0	616.7
Rate change effect	0.0	(203.3)
Valuation allowance	50.9	(969.0)
Other	0.0	(40.2)
Effective rate	22.9%	(114.9)%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.	Income Taxes (continued)

Components of income taxes are as follows:

	2011	2010
Current	$10,000	$(9,000)
Deferred:
NOL utilization/expiration	82,000	35,000
General business credits	(126,000)	-
Other temporary differences	3,000	42,000
Change in valuation allowance	197,000	(77,000)
	156,000	-
Total	$166,000	$(9,000)

The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2011 and 2010.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2008 through 2010 remain open to examination by the major taxing jurisdictions in which the Company operates.

Note 9.	Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, short-term debt and current maturities of long-term debt: Amounts reported in the balance sheet approximate fair market value due to the short maturity of these instruments.

•	Long-term note payable obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on the obligations range from 3% to 4%, which approximates current fair market rates.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10.	Asset Retirement Obligation

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2010	$18,970
Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	6,624

Balance at December 31, 2010	$25,594
Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	6,624

Balance at December 31, 2011	$32,218

Note 11.	Purchase Commitment

The Company entered into a cancelable purchase commitment arrangement for a piece of equipment. Based on current forecasts, the remaining capital cost for this piece of equipment is expected to be $450,000 in 2012. Included in the balance sheet at December 31, 2011 is $300,000, which was paid at the time of order placement during 2011, and recorded as construction work in progress. The equipment is expected to be delivered during the second quarter of 2012. If the Company were to cancel the order, the Company has agreed to pay the vendor a minimum of 20% of the base selling price ($750,000) of the equipment plus additional charges equal to percentage of work completed and committed through vendor purchase orders. The Company does not expect to cancel this order.

Note 12.	Subsequent Event

On February 15, 2012 the four non-employee board members each received compensation of 1,500 shares of common stock of the Company. On April 1, 2012 each non-employee board member received $5,000 as compensation.

Note 13.	Liquidity

During 2011, the Company incurred a net loss of $890,606 and experienced delays in product sales and development as a result of uncertainties in the solar market.  The Company’s revolving line of credit arrangement with its senior lender expired on April 13, 2012.  There was no balance outstanding under this arrangement at December 31, 2011 and there is none currently.  The Company has not had the need to draw on the revolving line of credit since the original commitment date of January 13, 2009.  Although the Company does not anticipate the need for a potential alternative arrangement in 2012, management expects to pursue other possible revolving credit arrangements.   As noted in Note 11, the Company has certain capital expenditure commitments in 2012.   Management has projected the Company’s operating, investing and financing activities to determine whether it will have sufficient liquidity to meet cash flow requirements at least through December 31, 2012 based on its current cash levels; its projected operating cash flows; its currently available financing sources; its capital expenditure commitments as discussed in Note 11; and its debt obligations. Management’s forecast, giving consideration to all of these matters indicates that the Company should have sufficient cash flows to continue to operate throughout 2012.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results which management believes will occur,  and based on this assessment, management  believes that the Company will have sufficient liquidity to continue to operate at least throughout 2012.

