Form 10-Q
period 2012-03-31
SCI Engineered Materials, Inc.
filed 2012-05-07
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

3,808,898 shares of Common Stock, without par value, were outstanding at April 30, 2012.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements.

		Balance Sheets as of March 31, 2012 (unaudited)
		and December 31, 2011	3

		Statements of Operations for the Three Months
		Ended March 31, 2012 and 2011 (unaudited)	5

		Statements of Cash Flows for the Three Months
		Ended March 31, 2012 and 2011 (unaudited)	6

		Statement of Shareholders’ Equity for the Three Months
		Ended March 31, 2012 (unaudited)	7

		Notes to Financial Statements (unaudited)	8

	Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations.	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

	Item 4.	Controls and Procedures.	22

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings.	N/A

	Item 1A.	Risk Factors	N/A

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

	Item 3.	Defaults Upon Senior Securities.	N/A

	Item 4.	(Removed and Reserved).	N/A

	Item 5.	Other Information.	N/A

	Item 6.	Exhibits.	24

	Signatures.		25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2012	2011
	(UNAUDITED)
Current Assets
Cash	$688,788	$798,069
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	505,879	488,031
Contract	29,159	23,962
Other	4,620	5,610
Inventories	1,516,107	1,045,503
Prepaid expenses	119,855	65,292
Total current assets	2,864,408	2,426,467

Property and Equipment, at cost
Machinery and equipment	6,177,690	6,135,664
Furniture and fixtures	137,911	134,666
Leasehold improvements	317,870	317,870
Construction in progress	315,223	323,326
	6,948,694	6,911,526
Less accumulated depreciation	(3,833,765)	(3,692,401)
	3,114,929	3,219,125

Other Assets
Deposits	17,723	18,425
Deferred financing fees	45,622	51,779
Intangibles	14,680	15,453
Total other assets	78,025	85,657

TOTAL ASSETS	$6,057,362	$5,731,249

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2012	2011
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$242,055	$292,488
Notes payable, current portion	437,507	432,064
Accounts payable	569,105	363,790
Customer deposits	707,231	255,122
Accrued compensation	99,369	56,610
Accrued expenses and other	121,845	213,995
Total current liabilities	2,177,112	1,614,069

Capital lease obligations, net of current portion	329,999	384,697
Notes payable, net of current portion	638,141	665,706
Total liabilities	3,145,252	2,664,472

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1: 24,152 issued and outstanding	399,716	393,678
Common stock, no par value, authorized 15,000,000 shares; 3,808,898 and 3,802,898 shares issued and outstanding respectively	9,774,780	9,766,740
Additional paid-in capital	1,699,999	1,678,981
Accumulated deficit	(8,962,385)	(8,772,622)
	2,912,110	3,066,777

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,057,362	$5,731,249

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011

Product revenue	$1,814,542	$2,312,298
Contract research revenue	68,490	205,336
	1,883,032	2,517,634

Cost of product revenue	1,513,890	1,844,999
Cost of contract research revenue	53,997	125,097
	1,567,887	1,970,096

Gross profit	315,145	547,538

General and administrative expense	280,913	275,894

Research and development expense	96,822	164,639

Marketing and sales expense	112,668	156,057

Loss from operations	(175,258)	(49,052)

Other income (expense)
Interest income	421	725
Interest expense	(20,111)	(18,566)
Gain on disposal of equipment	-	425
	(19,690)	(17,416)

Loss before provision for income tax	(194,948)	(66,468)

Income tax benefit (expense)	5,185	(4,238)

Net loss	(189,763)	(70,706)

Dividends on preferred stock	(6,038)	(6,038)

LOSS APPLICABLE TO COMMON SHARES	$(195,801)	$(76,744)

Earnings per share - basic and diluted
(Note 6)

Loss per common share
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)

Weighted average shares outstanding
Basic	3,805,931	3,777,165
Diluted	3,805,931	3,777,165

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(189,763)	$(70,706)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and accretion	143,524	125,302
Amortization	772	772
Stock based compensation	35,096	31,365
Gain on sale of equipment	-	(425)
Inventory reserve	95	12,884
Changes in operating assets and liabilities:
Accounts receivable	(22,055)	(64,057)
Inventories	(470,699)	(142,063)
Prepaid expenses	(54,563)	(381,193)
Other assets	6,859	(30,913)
Accounts payable	205,315	(143,519)
Accrued expenses and customer deposits	400,557	512,392
Net cash provided by (used in) operating activities	55,138	(150,161)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	-	425
Purchases of property and equipment	(37,167)	(56,953)
Net cash used in investing activities	(37,167)	(56,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	-	4,650
Principal payments on capital lease obligations and notes payable	(127,252)	(113,184)
Net cash used in financing activities	(127,252)	(108,534)

NET DECREASE IN CASH	(109,281)	(315,223)

CASH - Beginning of period	798,069	1,511,752

CASH - End of period	$688,788	$1,196,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$17,751	$18,566
Income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Increase in asset retirement obligation	2,160	1,656

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance at January 1, 2012	$393,678	$9,766,740	$1,678,981	$(8,772,622)	$3,066,777

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Common stock issued (Note 3)	-	8,040	-	-	8,040

Stock based compensation expense (Note 3)	-	-	27,056	-	27,056

Net loss	-	-	-	(189,763)	(189,763)

Balance at March 31, 2012	$399,716	$9,774,780	$1,699,999	$(8,962,385)	$2,912,110

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2011. Interim results are not necessarily indicative of results for the full year.

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

Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $35,096 and $31,365 for the three months ended March 31, 2012 and 2011, respectively. Unrecognized compensation expense was $582,380 as of March 31, 2012 and will be recognized through 2017. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

During the three months ended March 31, 2012, the four non-employee board members each received compensation of 1,500 shares of common stock of the Company.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at March 31, 2012, and December 31, 2011, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2011	783,750	$4.35
Exercised	(17,000)	1.55
Expired	(30,000)	1.90
Outstanding at December 31, 2011	736,750	$4.52
Expired	(73,000)	1.57
Outstanding at March 31, 2012	663,750	$4.84
Options exercisable at December 31, 2011	419,375	$3.41
Options exercisable at March 31, 2012	346,625	$3.80

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2011	282,500	$3.60
Exercised	(10,000)	1.50
Expired	(22,500)	1.46
Outstanding at December 31, 2011	250,000	$3.87
Outstanding at March 31, 2012	250,000	$3.87
Options exercisable at December 31, 2011	250,000	$3.87
Options exercisable at March 31, 2012	250,000	$3.87

Exercise prices for options ranged from $1.00 to $6.00 at March 31, 2012. The weighted average option price for all options outstanding was $4.58 with a weighted average remaining contractual life of 4.4 years.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.	Preferred Stock

On February 28, 2012 the Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2011. Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock were $6,038 for the three months ended March 31, 2012 and 2011. At March 31, 2012 and 2011 the Company had accrued dividends on Series B preferred stock of $150,950. These amounts are included in Convertible preferred stock, Series B on the balance sheet at March 31, 2012 and 2011.

Note 5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)
Raw materials	$306,076	$273,992
Work-in-process	1,056,775	664,216
Finished goods	210,986	164,930
Inventory reserve	(57,730)	(57,635)
	$1,516,107	$1,045,503

Note 6.	Earnings Per Share

Basic income (loss) per share is calculated as income available to (loss attributable to) common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three months ended March 31, 2012 and 2011 all convertible preferred stock and common stock options listed in Note 3 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive. The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,
	2012	2011
Loss applicable to common shares	$(195,801)	$(76,744)

Weighted average common shares outstanding – basic	3,805,931	3,777,165

Effect of dilutions - options	-	-

Weighted average shares outstanding – diluted	3,805,931	3,377,165

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable

On January 6, 2011, the Company issued a Promissory Note (the “Promissory Note”) in the amount of not more than $840,000 to The Huntington National Bank, as Lender. This Promissory Note is collateralized by the Company’s inventories, equipment and accounts receivable. As of March 31, 2012 there was a balance of $300,000 on the Promissory Note. An additional $375,000 was drawn against this Note during April 2012.

Among other items, the Promissory Note provides for the following:

• Interest is subject to change from time to time based on changes in LIBOR. The index at the inception of the Promissory Note was 0.261% per annum. The interest rate applied to the unpaid principal balance is at a rate of 2.75 percentage points over LIBOR. Under no circumstance will the interest rate be less than 4.00% per annum or more than the maximum rate allowed by applicable law. The interest rate was 4.00% at March 31, 2012.

• Accrued interest is payable monthly. The outstanding principal and accrued interest matures on December 31, 2012. It is anticipated that this Promissory Note will be repaid through the proceeds received from the Ohio Department of Development loan and operating cash.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD). This loan was finalized in February of 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. The loan is being amortized over 84 months through November 2018. The loan is collateralized by the related project equipment. As of March 31, 2012 there was a balance of $170,192 on this loan. Disbursements from the loan may be made through October 31, 2012. On April 6, 2012, the Company entered into an amendment with ODOD which consented to the OAQDA amendment, referenced below, and agreed that the OAQDA amendment did not constitute a default under the ODOD agreement. The ODOD amendment also stated that the original loan amount of $744,250 remained available and can be used for up to 70.5% of the purchase price and installation costs of certain equipment.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with The Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). The original loan was finalized in February of 2011. The interest rate was 3% at December 31, 2011 and increased to 10% effective with the amendment dated March 20, 2012. There is also an annual servicing fee of $1,600 charged quarterly. The loan is being amortized over 84 months through March 2018. Payments were interest only through March 2012. Thereafter, principal payments of approximately $14,000 plus interest are due and payable quarterly. The loan is collateralized by the related project equipment. As of March 31, 2012 there was an outstanding balance of $368,906 on this loan.

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

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development in the amount of $400,000. These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance. The Company is making monthly servicing fee, interest and principal payments of approximately $6,000. The loan principal balance will be fully amortized at the end of the term in August 2015. The loan is collateralized by the related project equipment. As of March 31, 2012 the loan had a balance of $236,551. This loan is also subject to certain covenants, including job creation or retention.

On April 11, 2011, the Company issued a Revolving Note (the “Note”) to The Huntington National Bank, as Lender. This Note matured on April 13, 2012. The Note was collateralized by the Company’s inventories, equipment and accounts receivable. As of March 31, 2012 there was no outstanding balance on the Note and there was none at maturity.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.	Income Taxes

Income tax (benefit) expense consisted of the following for the three months ended March 31:

	2012	2011
Federal – deferred	$-	$-
State and local	(5,185)	4,238
	$(5,185)	$4,238

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at March 31, 2012 and December 31, 2011.   The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,100,000 which expire in varying amounts through 2030.

Note 9.	Purchase Commitment

During 2011 the Company entered into a cancelable purchase commitment arrangement for a piece of equipment that was received in May of 2012. Included in the balance sheet at March 31, 2012 was $300,000, which was paid at the time of order placement during 2011, and recorded as construction work in progress. An additional $375,000 was paid during April 2012 at the time of functional test and inspection at the vendor’s location and prior to shipment. Upon successful start-up of the equipment, anticipated during the second quarter of 2012, the final payment of $75,000 is expected to be paid to the vendor.

Note 10.	Liquidity

Management has forecasted the Company’s operating and investing plans and financing needs to determine its liquidity to meet cash flow requirements. This forecast was based on current cash levels, projected operating cash flows, currently available financing sources, debt obligations and capital expenditure commitments as discussed in Note 9. The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results which management believes will occur. Management believes the Company will have sufficient liquidity to continue to operate at least through the next twelve months. The Company’s revolving line of credit arrangement with its senior lender expired on April 13, 2012.  There was no balance outstanding under this arrangement at March 31, 2012 and there was none at maturity. The Company did not have the need to draw on the revolving line of credit since the original commitment date of January 13, 2009.  The Company does not anticipate the need for a similar credit facility in 2012; although management may pursue revolving credit arrangements as working capital requirements increase.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2011.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Overview

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. We operate in the physical vapor deposition industry in which we develop, commercialize technologies, and manufacture ceramics and metals for advanced applications in: Photonics, Solar, Thin Film Battery, and, to a lesser extent High Temperature Superconductor (“HTS”) materials. Photonics currently represents the largest market for our targets. We have been gaining traction in the solar industry and we expect adoption of our products by current and new customers. Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy. We have added staff to our Technology group for the development of innovative products.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

During 2011, we invested approximately $1.3 million in new equipment. We continued to develop transparent conductive oxide systems for the solar industry and added domestic and international customers for solar products. Despite short term uncertainties the solar industry is projected to have strong growth for the next few decades. In addition, the Thin Film Solar (TFS) market, which we serve, is expected to gain market share during that period. Given current market opportunities, we continue to invest in expanding production, research & development, marketing, and sales. These investments have resulted in ongoing production orders with periodic releases and intermittent repeat orders for several customers, as well as trial and qualification orders that were shipped to customers in the solar industry throughout 2011. We anticipate that our financial performance will improve as we sell additional products to current customers and add new customers. During the first quarter of 2012 we had bookings of over $3.0 million (including continued strong bookings from our core customers) and ended the quarter with a backlog of $2.9 million, an increase of $1.2 million from December 31, 2011. During the first three months of 2012 we shipped a new product to a current solar customer. In addition, we received an initial order from a new international customer that is scheduled to ship during the second quarter of 2012.

During the five year period from 2007 to 2011, we invested over $3.6 million in new equipment to increase our manufacturing capacity and advanced test equipment to position the Company to become a meaningful supplier of Zinc Oxide based Transparent Conductive Oxides (TCO) to the TFS industry.

For the three months ended March 31, 2012, we had total revenue of $1,883,032. This was a decrease of $634,602, or 25.2%, compared to the three months ended March 31, 2011. Product revenue decreased $497,756, or 21.5% for the three months ended March 31, 2012 from the same period in 2011. Product revenue decreased due to lower customer demand primarily due to one of our large customers closing its manufacturing facility during the first quarter of 2011. We shipped approximately $450,000 to this customer during the first quarter of 2011. Also, there was a lower cost of a high priced raw material during the first quarter of 2012 versus the same time period in 2011. The cost of this high priced raw material fluctuates significantly with market demand and we anticipate the cost to remain lower in 2012 and thus it is possible our product revenue could be lower in 2012. In addition, contract revenue was lower by approximately $137,000 in the first quarter of 2012 compared to the first three months of 2011 as two grants drew to a close in 2011. We expect total revenue to be higher in the second quarter of 2012 versus the first quarter of 2012 due to increased demand based on our backlog at March 31, 2012.

Gross profit was $315,145 for the three months ended March 31, 2012 compared to $547,538 for the same three months in 2011. This was a decrease of $232,393, or 42.4%. The decrease in gross profit can be attributed to the loss of the large customer mentioned above, a change in product mix and additional depreciation expense related to the addition of new capital equipment. Gross margin was 16.7% for the first three months of 2012 compared to 21.7% for the same period in 2011. The decrease in gross margin can be attributed to the lower gross profit mentioned above.

Operating expenses were $490,403 and $596,590 for the three months ended March 31, 2012 and 2011, respectively. This was a decrease of $106,187, or 17.8%. We continue to invest in developing new products for the solar industry including transparent conductive oxide systems.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

These efforts include accelerating time to market for those products and involve research & development expense beyond the scope of specific government grants and awards.

For the three months ended March 31, 2012, we had a net loss after provision for income tax of $189,763 compared to a net loss of $70,706 for the three months ended March 31, 2011. We had loss applicable to common shares of $195,801 for the three months ended March 31, 2012 compared to $76,744 for the same period in 2011. This increase in our net loss can be attributed to the decrease in gross profit previously mentioned.

RESULTS OF OPERATIONS

Three months ended March 31, 2012 (unaudited) compared to three months ended March 31, 2011 (unaudited):

Revenue

For the three months ended March 31, 2012, we had total revenue of $1,883,032. This was a decrease of $634,602, or 25.2%, compared to the three months ended March 31, 2011. Product revenue decreased $497,756, or 21.5% for the three months ended March 31, 2012 from the same period in 2011. Product revenue decreased primarily due to one of our large customers closing its manufacturing facility during the first quarter of 2011. We shipped approximately $450,000 to this customer during the first quarter of 2011. Also, there was a lower cost of a high priced raw material during the first quarter of 2012 versus the same time period in 2011. The cost of this high priced raw material fluctuates significantly with market demand and we anticipate the cost to remain lower in 2012 and thus it is possible our product revenue could be lower in 2012. In addition, contract revenue was lower by approximately $137,000 in the first quarter of 2012 compared to the first three months of 2011 as two grants drew to a close in 2011. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse affect on our business. We expect total revenue to be higher in the second quarter of 2012 versus the first quarter of 2012 due to increased demand based on our backlog at March 31, 2012.

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

Gross Profit/Margin

Gross profit was $315,145 for the three months ended March 31, 2012 compared to $547,538 for the same three months in 2011. This was a decrease of $232,393, or 42.4%. The decrease in gross profit can be attributed to the loss of the large customer mentioned above, a change in product mix and additional depreciation expense related to the addition of new capital equipment. Gross margin was 16.7% for the first three months of 2012 compared to 21.7% for the same period in 2011. The decrease in gross margin can be attributed to the lower gross profit mentioned above.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2012 increased slightly to $280,913 from $275,894 for the three months ended March 31, 2011, or 1.8%. The first quarter of 2012 included higher professional accounting fees of approximately $13,000, which related to the extension of our year end 2011 audit and Form 10-K filing, and also higher non-cash stock based compensation of approximately $13,000 compared to the first quarter of 2011.  These increases offset savings of approximately $24,000 in other areas that included lower compensation expense, other professional fees and office expenses. We continue to monitor all expenses.

Professional Fees

Included in general and administrative expense was $58,756 and $60,565 for professional fees for the three months ended March 31, 2012 and 2011, respectively. The increase in accounting fees mentioned above was offset by lower professional fees in other areas. These continued expenses are related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended March 31, 2012 was $96,822 compared to $164,639 for the same period in 2011, a decrease of 41.2%. This decrease can be related to improved efficiencies throughout our research area. The first quarter of 2011 included higher costs related to developing innovative transparent conductive oxide systems to further align our activities with customer needs.  Expense related to this area was lower by approximately $50,000 in the first quarter of 2012 compared to the same time period in 2011. These research and development endeavors have moved us beyond the scope of our current federal and state grants and awards. Also, compensation expenses were lower by approximately $9,000.

Marketing and Sales Expense

Marketing and Sales expense for the three months ended March 31, 2012 decreased 27.8% to $112,668 from $156,057 for the same period in 2011. The first quarter of 2011 included an international trade show expense of approximately $30,000. This same international trade show will take place during the second quarter of 2012. Lower compensation expenses of approximately $11,000 and reduced commissions to our outside manufacturing sales representatives of approximately $8,000 also contributed to the decrease in expense.

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $34,358 and $30,037 for the three months ended March 31, 2012 and 2011, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non cash stock based compensation expense related to operating expense was $582,125 as of March 31, 2012 and will be recognized through 2017.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

Interest expense was $20,111 and $18,566 for the three months ended March 31, 2012 and 2011, respectively. The increase was due to the addition of loan proceeds received from agencies of the State of Ohio and a Promissory Note from our bank.

Income Tax Benefit (Expense)

Income tax benefit for the three months ended March 31, 2012 was $5,185. Income tax expense for the three months ended March 31, 2011 was $6,038. We had deferred taxes of $0 and $156,000 at March 31, 2012 and 2011, respectively. During the third quarter of 2011, we determined a full valuation allowance against our remaining deferred tax assets was necessary. As a result, we recorded a non-cash charge related to continuing operations of $156,000 during the third quarter of 2011. The valuation allowance does not impact our ability to utilize our net operating loss carryforwards to offset taxable earnings in the future.

Income taxes are accounted for using the asset and liability approach in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered.

Loss Applicable to Common Shares

Loss applicable to common shares was $195,801 for the three months ended March 31, 2012 compared to a loss of $76,744 for the three months ended March 31, 2011. This decrease can be attributed to the decrease in gross profit previously mentioned.

Common Shares

The following schedule represents our outstanding common shares during the period of 2012 through 2019 assuming all outstanding stock options are exercised during the year of expiration. If each shareholder exercises his or her options, it would increase our common shares by 913,750 to 4,722,648 by December 31, 2019. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options	Potential	Weighted average
	due to	shares	exercise
	expire	outstanding	price
2012	69,000	3,877,898	$1.55
2013	30,250	3,908,148	$1.00
2014	180,000	4,088,148	$4.36
2015	140,000	4,228,148	$2.97
2016	36,000	4,264,148	$3.25
2017	-	4,264,148	-
2018	8,500	4,272,648	$3.10
2019	450,000	4,722,648	$6.00

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash

As of March 31, 2012 cash on hand was $688,788. December 31, 2011, cash on-hand was $798,069.

Working Capital

At March 31, 2012 working capital was $687,296 compared to $812,398 at December 31, 2011, a decrease of $125,102 or 15.4%. As discussed below cash decreased approximately $109,000. Accounts receivable increased approximately $22,000. Inventories increased approximately $471,000 due to increased orders received during the first quarter of 2012. Prepaid expenses increased approximately $55,000. Accounts payable increased approximately $205,000 due to inventory needs for increased production late in the first quarter. Customer deposits increased approximately $452,000 due to deposits received in the first quarter of 2012 for shipments to customers expected in the second quarter of 2012. Current capital lease obligations decreased by approximately $50,000 while current notes payable increased by approximately $5,000. Accrued expenses decreased approximately $49,000.

Cash from Operations

Net cash provided by operating activities was approximately $55,000 for the three months ended March 31, 2012. Net cash used by operating activities was approximately $150,000 for the three months ended March 31, 2011. In addition to the changes in various current assets and liabilities mentioned above, non cash expenses for depreciation, accretion and amortization increased to approximately $144,000 during the first quarter of 2012 from $126,000 during 2011, an increase of 14.5%. This increase was related to the purchase of additional machinery and equipment. Included in expenses were non cash stock based compensation costs of $35,096 and $31,365 for the three months ended March 31, 2012 and 2011, respectively.

Cash from Investing Activities

Cash of approximately $37,000 and $57,000 was used for investing activities during the three months ended March 31, 2012 and 2011, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines. Proceeds on sale of equipment totaled $0 and $425 for the three months ended March 31, 2012 and 2011, respectively.

Cash from Financing Activities

During the three months ended March 31, 2012 cash of approximately $127,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable.

Cash of approximately $109,000 was used in financing activities for the three months ended March 31, 2011. Principal payments to third parties for capital lease obligations and notes payable approximated $113,000. Proceeds received from the exercise of common stock options were $4,650.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt Facilities

We have the ability to draw on a Promissory Note from The Huntington National Bank. The maximum principal amount of this Note is $840,000. As of March 31, 2012 there was a balance of $300,000 on the Promissory Note. Another $375,000 was drawn on this note during April 2012 and we anticipate drawing an additional $75,000 during 2012. The Promissory Note matures on December 31, 2012. It is anticipated that this Promissory Note will be repaid through the proceeds received from the Ohio Department of Development loan and operating cash.

Closing documents were signed in February 2011 for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD). As of March 31, 2012 there was a balance of $170,192 on this Loan. We expect to draw an additional amount of approximately $536,000 against this loan in 2012 for new production equipment and expect to apply approximately $525,000 from this loan to pay against the Huntington Promissory Note. Also, in February 2011, ODOD recommended that the Ohio Tax Credit Authority approve a tax credit equal to 45 percent of employee income tax withholdings resulting from the project for five years. This credit has an estimated value of $86,000 during the entire term. ODOD also offered funding from the Rapid Outreach Grant for up to $25,000 for costs associated with the acquisition and installation of machinery and equipment.

Debt Outstanding

Total debt outstanding decreased during the first three months of 2012 from approximately $1,775,000 to approximately $1,648,000, or 7.2%. We paid cash of approximately $127,000 towards principal amounts of capital lease obligations and notes payable during the first quarter of 2012.

Liquidity

We have forecasted our operating and investing plans and financing needs to determine our liquidity to meet cash flow requirements. This forecast was based on current cash levels, projected operating cash flows, currently available financing sources, debt obligations and capital expenditure commitments as discussed in Note 9. Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results which we believe will occur. We believe the Company will have sufficient liquidity to continue to operate at least through the next twelve months. Our revolving line of credit arrangement with our senior lender expired on April 13, 2012.  There was no balance outstanding under this arrangement at March 31, 2012 and there was none at maturity.  We did not have the need to draw on the revolving line of credit since the original commitment date of January 13, 2009.  We do not anticipate the need for a similar credit facility in 2012; although we may pursue revolving credit arrangements as working capital requirements increase.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Government Grants and Contracts

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets. These targets are used in the manufacture of thin film photovoltaics. This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology. The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010. Revenue totaled $61,659 during the first three months of 2012 compared to $58,173 during the first three months of 2011. Total expenditures for the project through March 31, 2012 were $522,507. The work on the contract is expected to continue at least through the third quarter of 2012.

During the third quarter of 2009 we received notification from the Department of Energy (DOE) of an Assistance Agreement in the amount of approximately $650,000. This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.” Revenue was $0 for the three months ended March 31, 2012 compared to $97,726 for the same period in 2011. Total expenditures of the project through March 31, 2012 were $641,592. The work on the contract concluded, with the exception of final reporting, late in 2011. The final reporting is expected to be completed during the second quarter of 2012.

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000. This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.” Revenue was $6,831 during the three months ended March 31, 2012 and $49,437 during the three months ended March 31, 2011. The work on the contract began during the third quarter of 2008 and was completed, with the exception of final reporting, during 2011. The final reporting is expected to be completed during the second quarter of 2012.

We anticipate that contract research revenue will be less in 2012 due to the two grants that were completed in 2011. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse effect on our business.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on April 13, 2012 for the year ended December 31, 2011, relating to insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In order to remediate this weakness, we will need to hire additional employees. Although we will periodically reevaluate this situation, at this point we consider that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2012 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation. As a result, no corrective actions were required or undertaken.

Part II. Other Information

Item 6.	Exhibits

	3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

	3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

	3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

	4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

	4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

	4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

	4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

	4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

	4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

	4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

	4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6.	Exhibits (continued)

	10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

	10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

	31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

	31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

	32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

	99.1	Press Release dated May 7, 2012, entitled “SCI Engineered Materials, Inc. Reports First Quarter 2012 Results.”

	101	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statement of Changes in Equity for the three months March 31, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (v) Notes to Financial Statements, tagged as blocks of text.

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 7, 2012	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

