Form 10-Q
period 2012-06-30
SCI Engineered Materials, Inc.
filed 2012-08-07
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

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

3,814,898 shares of Common Stock, without par value, were outstanding at July 31, 2012.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets as of June 30, 2012 (unaudited)
and December 31, 2011	3

Statements of Operations for the Three and Six Months
Ended June 30, 2012 and 2011 (unaudited)	5

Statements of Cash Flows for the Six Months
Ended June 30, 2012 and 2011 (unaudited)	6

Statement of Shareholders’ Equity for the Six Months
Ended June 30, 2012 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4. Controls and Procedures.	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	N/A

Item 1A. Risk Factors	N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3. Defaults Upon Senior Securities.	N/A

Item 4. (Removed and Reserved).	N/A

Item 5. Other Information.	N/A

Item 6. Exhibits.	25

Signatures.	26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2012	2011
	(UNAUDITED)
Current Assets
Cash	$529,049	$798,069
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	549,418	488,031
Contract	17,145	23,962
Other	3,112	5,610
Inventories	1,247,964	1,045,503
Prepaid expenses	110,241	65,292
Total current assets	2,456,929	2,426,467

Property and Equipment, at cost
Machinery and equipment	6,968,157	6,135,664
Furniture and fixtures	137,911	134,666
Leasehold improvements	317,870	317,870
Construction in progress	36,991	323,326
	7,460,929	6,911,526
Less accumulated depreciation	(3,976,056)	(3,692,401)
	3,484,873	3,219,125

Other Assets
Deposits	15,291	18,425
Deferred financing fees	43,262	51,779
Intangibles	13,908	15,453
Total other assets	72,461	85,657

TOTAL ASSETS	$6,014,263	$5,731,249

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2012	2011
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$217,018	$292,488
Notes payable, current portion	437,702	432,064
Accounts payable	571,388	363,790
Customer deposits	343,669	255,122
Accrued compensation	57,456	56,610
Accrued expenses and other	103,025	213,995
Total current liabilities	1,730,258	1,614,069

Capital lease obligations, net of current portion	274,388	384,697
Notes payable, net of current portion	1,051,119	665,706
Total liabilities	3,055,765	2,664,472

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative,
nonvoting, no par value, $10 stated value, optional
redemption at 103%; optional shareholder conversion 2 shares for 1;
24,152 shares issued and outstanding	405,754	393,678
Common stock, no par value, authorized 15,000,000 shares;
3,814,898 and 3,802,898 shares issued and outstanding, respectively	9,784,680	9,766,740
Additional paid-in capital	1,719,843	1,678,981
Accumulated deficit	(8,951,779)	(8,772,622)
	2,958,498	3,066,777

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,014,263	$5,731,249

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011

Product revenue	$2,647,217	$2,129,733	$4,461,759	$4,442,031
Contract research revenue	56,511	147,835	125,001	353,171
	2,703,728	2,277,568	4,586,760	4,795,202

Cost of product revenue	2,134,110	1,772,357	3,648,000	3,617,356
Cost of contract research revenue	46,586	88,382	100,583	213,479
	2,180,696	1,860,739	3,748,583	3,830,835

Gross profit	523,032	416,829	838,177	964,367

General and administrative expense	290,556	275,340	571,469	551,234

Research and development expense	70,567	197,548	167,389	362,187

Marketing and sales expense	147,136	119,915	259,804	275,972

Income (loss) from operations	14,773	(175,974)	(160,485)	(225,026)

Other income (expense)
Interest income	202	861	623	1,586
Interest expense	(25,073)	(19,100)	(45,184)	(37,666)
Gain on sale of equipment	-	-	-	425
	(24,871)	(18,239)	(44,561)	(35,655)

Loss before provision for income tax	(10,098)	(194,213)	(205,046)	(260,681)

Income tax benefit (expense)	20,704	(4,237)	25,889	(8,475)

Net income (loss)	10,606	(198,450)	(179,157)	(269,156)

Dividends on preferred stock	(6,038)	(6,038)	(12,076)	(12,076)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$4,568	$(204,488)	$(191,233)	$(281,232)

Earnings per share - basic and diluted (Note 6)
Income (loss) per common share
Basic	$0.00	$(0.05)	$(0.05)	$(0.07)
Diluted	$0.00	$(0.05)	$(0.05)	$(0.07)

Weighted average shares outstanding
Basic	3,811,997	3,778,898	3,808,964	3,778,036
Diluted	3,821,528	3,778,898	3,808,964	3,778,036

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(179,157)	$(269,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion	287,975	257,768
Amortization	1,545	1,544
Stock based compensation	70,878	61,293
Patent impairment	-	38,726
Gain on sale of equipment	-	(425)
Inventory reserve	9,095	18,000
Credit for doubtful accounts	-	(530)
Changes in operating assets and liabilities:
Accounts receivable	(52,072)	177,965
Inventories	(211,556)	(190,959)
Prepaid expenses	(44,949)	(186,586)
Other assets	11,651	(28,125)
Accounts payable	207,598	297,830
Accrued expenses and customer deposits	(25,896)	341,964
Net cash provided by operating activities	75,112	519,309

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	-	425
Purchases of property and equipment	(549,403)	(820,440)
Net cash used in investing activities	(549,403)	(820,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	-	4,650
Proceeds from notes payable	911,546	300,000
Principal payments on capital lease obligations and notes payable	(706,275)	(230,931)
Payment of cumulative dividends on preferred stock	-	(24,152)
Net cash provided by financing activities	205,271	49,567

NET DECREASE IN CASH	(269,020)	(251,139)

CASH - Beginning of period	798,069	1,511,752

CASH - End of period	$529,049	$1,260,613

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the years for:
Interest	$40,464	$37,666
Income taxes	605	713

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES
Property and equipment purchased by capital lease	-	185,000
Increase in asset retirement obligation	4,320	3,312

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance at January 1, 2012	$393,678	$9,766,740	$1,678,981	$(8,772,622)	$3,066,777

Accretion of cumulative dividends	12,076	-	(12,076)	-	-

Common stock issued (Note 3)	-	17,940	-	-	17,940

Stock based compensation expense (Note 3)	-	-	52,938	-	52,938

Net loss	-	-	-	(179,157)	(179,157)

Balance at June 30, 2012	$405,754	$9,784,680	$1,719,843	$(8,951,779)	$2,958,498

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $35,781 and $29,928 for the three months ended June 30, 2012 and 2011, respectively. Non cash stock based compensation expense was $70,878 and $61,293 for the six months ended June 30, 2012 and 2011, respectively. Unrecognized compensation expense was $556,498 as of June 30, 2012 and will be recognized through 2017. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

During the six months ended June 30, 2012, the four non-employee board members each received compensation of 3,000 shares of common stock of the Company.

During the six months ended June 30, 2011, a total of 3,000 stock options were exercised at a price of $1.55. The total cash proceeds were $4,650.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at June 30, 2012, and December 31, 2011, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2011	783,750	$4.35
Exercised	(17,000)	1.55
Expired	(30,000)	1.90
Outstanding at December 31, 2011	736,750	$4.52
Expired	(94,500)	1.61
Outstanding at June 30, 2012	642,250	$4.94
Options exercisable at December 31, 2011	419,375	$3.41
Options exercisable at June 30, 2012	372,250	$4.18

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2011	282,500	$3.60
Exercised	(10,000)	1.50
Expired	(22,500)	1.46
Outstanding at December 31, 2011	250,000	$3.87
Outstanding at June 30, 2012	250,000	$3.87
Shares exercisable at December 31, 2011	250,000	$3.87
Shares exercisable at June 30, 2012	250,000	$3.87

Exercise prices for options ranged from $1.00 to $6.00 at June 30, 2012. The weighted average option price for all options outstanding was $4.64 with a weighted average remaining contractual life of 4.3 years.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.	Preferred Stock

On February 28, 2012 the Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2011. Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued Dividends on the Series B preferred stock were $6,038 for the three months ended June 30, 2012 and 2011 and $12,076 for the six months ended June 30, 2012 and 2011. The Company had accrued dividends on Series B preferred stock of $156,988 and $132,836 at June 30, 2012 and 2011, respectively. These amounts are included in Convertible preferred stock, Series B on the balance sheet.

Note 5.	Inventories

Inventories consisted of the following:	June 30,	December 31,
	2012	2011
	(unaudited)
Raw materials	$313,832	$273,992
Work-in-process	799,847	664,216
Finished goods	201,015	164,930
Inventory reserve	(66,730)	(57,635)
	$1,247,964	$1,045,503

Note 6.	Earnings Per Share

Basic income (loss) per share is calculated as income available to (loss attributable to) common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the six months ended June 30, 2012 and 2011, and the three months ended June 30, 2011, all convertible preferred stock and common stock options listed in Note 3 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive. The following is provided to reconcile earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Income (loss) applicable
to common shares	$4,568	$(204,488)	$(191,233)	$(281,232)

Weighted average common
shares outstanding - basic	3,811,997	3,778,898	3,808,964	3,778,036

Effect of dilutions	9,531	-	-	-

Weighted average
shares outstanding - diluted	3,821,528	3,778,898	3,808,964	3,778,036

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable

On January 6, 2011, the Company issued a Promissory Note (the “Promissory Note”) in the amount of not more than $840,000 to The Huntington National Bank, as Lender. This Promissory Note is collateralized by the Company’s inventories, equipment and accounts receivable. As of June 30, 2012 there was a balance of $213,000 on the Promissory Note.

Among other items, the Promissory Note provides for the following:

• Interest is subject to change from time to time based on changes in LIBOR. The index at the inception of the Promissory Note was 0.261% per annum. The interest rate applied to the unpaid principal balance is at a rate of 2.75 percentage points over LIBOR. Under no circumstance will the interest rate be less than 4.00% per annum or more than the maximum rate allowed by applicable law. The interest rate was 4.00% at June 30, 2012.

• Accrued interest is payable monthly. The outstanding principal and accrued interest matures on December 31, 2012.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD). This loan was finalized in February of 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. Payments of approximately $10,100, including interest, are payable monthly through November 2018. The loan is collateralized by the related project equipment. On April 6, 2012, the Company entered into an amendment with ODOD which consented to the first Ohio Air Quality Development Authority (OAQDA) amendment, referenced below, and agreed that the OAQDA amendment did not constitute a default under the ODOD agreement. The ODOD amendment also stated that the original loan amount of $744,250 remained available and can be used for up to 70.5% of the purchase price and installation costs of certain equipment. As of June 30, 2012 there was a balance of $700,950 on this loan. Disbursements may be made through October 31, 2012.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the OAQDA to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). The original loan was finalized in February of 2011. The interest rate was 3% at December 31, 2011 and increased to 10% effective with the first amendment dated March 20, 2012. A second amendment dated June 12, 2012 returned the interest rate to 3% effective April 10, 2012. There is also an annual servicing fee of $1,600 charged quarterly. The loan is being amortized over 84 months through March 2018. Payments were interest only through March 2012. Thereafter, principal payments of approximately $14,000 plus interest are due and payable quarterly. The loan is collateralized by the related project equipment. As of June 30, 2012 there was an outstanding balance of $354,820 on this loan.

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

On March 20, 2012, the Company and OAQDA entered into The First Amendment to Loan Documents which waived the debt service coverage requirement for all quarters through and including December 31, 2012 in order to cure a prior violation. The Company is required to maintain a certain debt to tangible net worth ratio during 2012. The Company expects to maintain compliance with this covenant and all other OAQDA and ODOD covenants through June 30, 2013.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development in the amount of $400,000. These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance. The Company is making monthly servicing fee, interest and principal payments of approximately $6,000. The loan principal balance will be fully amortized at the end of the term in August 2015. The loan is collateralized by the related project equipment. As of June 30, 2012 the loan had a balance of $220,051. This loan is also subject to certain covenants, including job creation or retention.

On April 11, 2011, the Company issued a Revolving Note (the “Note”) to The Huntington National Bank, as Lender. This Note matured on April 13, 2012. The Note was collateralized by the Company’s inventories, equipment and accounts receivable. There was no outstanding balance on the Note at maturity.

Note 8.	Income Taxes

Following is the income tax benefit (expense) for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Federal - deferred	$-	$-	$-	$-
State and local	20,704	(4,237)	25,889	(8,475)
	$20,704	$(4,237)	$25,889	$(8,475)

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at June 30, 2012 and December 31, 2011.   The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,100,000 which expire in varying amounts through 2030.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.	Liquidity

Management has forecasted the Company’s operating and investing plans and financing needs to determine its liquidity to meet cash flow requirements and believes it will have sufficient liquidity at least through June 30, 2013. This forecast was based on current cash levels, projected operating cash flows, currently available financing sources and debt obligations. The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which management believes will occur. The Company’s revolving line of credit arrangement with its senior lender expired on April 13, 2012.  There was no balance outstanding under this arrangement at maturity. The Company did not have the need to draw on the revolving line of credit since the original commitment date of January 13, 2009.  The Company does not anticipate the need for a similar credit facility in 2012; although management may pursue revolving credit arrangements as working capital requirements increase.

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

Executive Summary

During 2011 and the first six months of 2012 we invested approximately $1.8 million in new equipment. We continued to develop transparent conductive oxide systems for the solar industry and added domestic and international customers for solar products. Despite short term uncertainties the solar industry is projected to have strong growth for the next few decades. In addition, the Thin Film Solar (TFS) market, which we serve, is expected to gain market share during that period. Given current market opportunities, we continue to invest in expanding production, research & development, marketing, and sales. These investments have resulted in ongoing production orders with periodic releases and intermittent repeat orders for several customers, as well as trial and qualification orders that were shipped to customers in the solar industry throughout 2011 and 2012. During the second quarter of 2012 we had bookings of over $2.0 million (including continued strong bookings from our core customers) and ended the quarter with a backlog of $2.2 million. We also shipped a new product to a current solar customer in 2012. In addition, we received an initial order from a new international customer that shipped during the second quarter of 2012. During the second quarter of 2012, we received repeat orders from both domestic and international solar customers. Early in July of 2012 we received increased orders for solar products that are scheduled to ship during the third quarter of 2012. We continue to work closely with all of our customers and are positioned to meet their current and future product requirements.

During the period from 2007 through June 2012, we invested over $4.1 million in new equipment to increase our manufacturing capacity and advanced test equipment to position the Company to become a meaningful supplier of Zinc Oxide based Transparent Conductive Oxides (TCO) to the TFS industry.

For the three months ended June 30, 2012, we had total revenue of $2,703,728. This was an increase of $426,160, or 18.7%, compared to the three months ended June 30, 2011. Product revenue increased $517,484, or 24.3% for the three months ended June 30, 2012 from the same period in 2011. Product revenue increased due to volume, which included a new product to an existing core customer. Contract revenue was lower by approximately $91,000 in the second quarter of 2012 compared to the same time period in 2011 as two grants drew to a close in 2011.

Gross profit was $523,032 for the three months ended June 30, 2012 compared to $416,829 for the same three months in 2011. This was an increase of $106,203, or 25.5%. The increase in gross profit was attributed to higher product revenue from increased volume. Gross margin was 19.3% for the three months ended June 30, 2012 compared to 18.3% for the same period in 2011. The increase in gross margin can be attributed to the higher gross profit mentioned above and product mix.

Operating expenses were $508,259 and $592,803 for the three months ended June 30, 2012 and 2011, respectively. This was a decrease of $84,544, or 14.3%. We continue to invest in developing new products for the solar industry including transparent conductive oxide systems. These efforts include accelerating time to market for those products and involve research & development expense beyond the scope of specific government grants and awards.

For the three months ended June 30, 2012, we had net income of $10,606 compared to a net loss of $198,450 for the three months ended June 30, 2011. We had income applicable to common shares of $4,568 for the three months ended June 30, 2012 compared to a net loss of $204,488 for the same period in 2011. This improvement was attributed to the increase in gross profit and reduction in operating expenses.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2012 (unaudited) compared to three and six months ended June 30, 2011 (unaudited):

Revenue

For the three months ended June 30, 2012, we had total revenue of $2,703,728. This was an increase of $426,160, or 18.7%, compared to the three months ended June 30, 2011. Product revenue increased $517,484, or 24.3% for the three months ended June 30, 2012 from the same period in 2011. Product revenue increased due to customer demand which included a new product to an existing core customer. Contract revenue was lower by approximately $91,000 in the second quarter of 2012 compared to the same time period in 2011 as two grants drew to a close in 2011.

For the six months ended June 30, 2012, we had total revenue of $4,586,760. This was a decrease of $208,442, or 4.3%, compared to the six months ended June 30, 2011. Product revenue remained constant despite the loss of a large customer which closed its manufacturing facility during the first quarter of 2011. We shipped approximately $450,000 to this customer during the first half of 2011. The loss of this customer’s revenue was offset by increased demand from new and existing customers. Contract revenue was lower by approximately $228,000 in the first six months of 2012 compared to the first six months of 2011 as two grants drew to a close in 2011. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse effect on our business.

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

Gross Profit/Margin

Gross profit was $523,032 for the three months ended June 30, 2012 compared to $416,829 for the same three months in 2011. This was an increase of $106,203, or 25.5%. The increase in gross profit was attributed to higher product revenue from increased volume. Gross margin was 19.3% for the second quarter of 2012 compared to 18.3% for the same period in 2011. The increase in gross margin was due to the higher gross profit from increased product revenue for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Gross profit was $838,177 for the six months ended June 30, 2012 compared to $964,367 for the same six months in 2011. This was a decrease of $126,190 or 13.1%. The decrease in gross profit was attributed to the expected reduction in contract revenue, the loss of the large customer in early 2011 mentioned above, a change in product mix and higher depreciation expense related to the addition of new capital equipment. Gross margin was 18.3% for the first six months of 2012 compared to 20.1% for the same period in 2011. The decrease in gross margin can be attributed to the lower gross profit for the six months ended June 30, 2012 compared to the same six months in 2011.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2012 increased to $290,556 from $275,340 for the three months ended June 30, 2011, or 5.5%. The second quarter of 2012 included higher professional accounting fees of approximately $11,000, which related to the extension of our year end 2011 audit and Form 10-K filing, and also higher non-cash stock based compensation of approximately $14,000 compared to the second quarter of 2011.  These increases offset savings of approximately $12,000 in other areas that included compensation expense and office expenses.

General and administrative expense for the six months ended June 30, 2012 increased to $571,469 from $551,234 for the six months ended June 30, 2011, or 3.7%. The first six months of 2012 included higher professional accounting fees of approximately $24,000, which related to the extension of our year end 2011 audit and Form 10-K filing, and also higher non-cash stock based compensation of approximately $25,000 compared to the first half of 2011.  These increases offset savings of approximately $32,000 in other areas that included compensation expense, other professional fees and office expenses. We continue to monitor all expenses.

Professional Fees

Included in general and administrative expense was $71,697 and $60,608 for professional fees for the three months ended June 30, 2012 and 2011, respectively. The increase was due to higher accounting fees mentioned above.

Included in general and administrative expense was $130,723 and $121,174 for professional fees for the six months ended June 30, 2012 and 2011, respectively. The increase in accounting fees mentioned above was offset by lower professional fees in other areas. These continued expenses are related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended June 30, 2012 was $70,567 compared to $197,548 for the same period in 2011, a decrease of 64.3%. The second quarter of 2011 included higher costs related to developing innovative transparent conductive oxide systems to further align our activities with customer needs.  Expense related to this area was lower by approximately $51,000 in the second quarter of 2012 compared to the same time period in 2011. Additional savings in the second quarter of 2012 of approximately $42,000 included other research areas and compensation. These research and development endeavors have moved us beyond the scope of our current federal and state grants and awards. The second quarter of 2011 also included a non-cash impairment charge of approximately $39,000.

Research and development expense for the six months ended June 30, 2012 was $167,389 compared to $362,187 for the same period in 2011, a decrease of 53.8%. Expense related to developing innovative transparent conductive oxide systems was lower by approximately $102,000 in the first half of 2012 compared to the same time period in 2011. Additional savings in the first half of 2012 of approximately $68,000 included other research areas and compensation. The first half of 2011 also included the non-cash impairment charge of approximately $39,000 previously mentioned.

Marketing and Sales Expense

Marketing and sales expense for the three months ended June 30, 2012 increased 22.7% to $147,136 from $119,915 for the same period in 2011. The second quarter of 2012 included an international trade show expense of approximately $21,000. This same international trade show took place during the first quarter of 2011. Commissions to our outside manufacturing sales representatives and compensation expense was slightly higher in the second quarter of 2012 compared to the second quarter of 2011 by approximately $9,000 due to the increase in product revenue and improved gross margin.

Marketing and sales expense for the six months ended June 30, 2012 decreased 5.9% to $259,804 from $275,972 for the same period in 2011. This decrease was related to lower commissions to our outside manufacturing sales representatives, compensation and travel.

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $35,526 and $28,787 for the three months ended June 30, 2012 and 2011, respectively, and $69,855 and $58,824 for the six months ended June 30, 2012 and 2011, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non cash stock based compensation expense related to operating expense was $556,498 as of June 30, 2012 and will be recognized through 2017.

Interest Expense

Interest expense was $25,073 and $19,100 for the three months ended June 30, 2012 and 2011, respectively and $45,184 and $37,666 for the six months ended June 30, 2012 and 2011, respectively. The increase was due to the addition of loan proceeds received from agencies of the State of Ohio and a Promissory Note from our bank.

Income Tax Benefit (Expense)

Income tax benefit for the three and six months ended June 30, 2012 was $20,704 and $25,889, respectively. Income tax expense for the three and six months ended June 30, 2011 was $4,237 and $8,475, respectively. We had deferred taxes of $0 and $156,000 at June 30, 2012 and 2011, respectively. During the third quarter of 2011, we determined a full valuation allowance against our remaining deferred tax assets was necessary. As a result, we recorded a non-cash charge related to continuing operations of $156,000 during the third quarter of 2011. The valuation allowance does not impact our ability to utilize our net operating loss carryforwards to offset taxable earnings in the future.

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

Income/Loss Applicable to Common Shares

Income applicable to common shares was $4,568 for the three months ended June 30, 2012 compared to a loss of $204,488 for the three months ended June 30, 2011. Loss applicable to common shares was $191,233 for the six months ended June 30, 2012 compared to a loss of $281,232 for the six months ended June 30, 2011. This improvement was attributed to the increase in revenue and gross profit in the second quarter of 2012 compared to the second quarter of 2011 and less operating expenses during the first six months of 2012 compared to the same time period in 2011.

Common Shares

The following schedule represents our outstanding common shares during the period of 2012 through 2019 assuming all outstanding stock options are exercised during the year of expiration. If each shareholder exercises his or her options, it would increase our common shares as of June 30, 2012 by 892,250 to 4,707,148 by December 31, 2019. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2012	50,000	3,864,898	$1.55
2013	30,250	3,895,148	$1.00
2014	180,000	4,075,148	$4.36
2015	140,000	4,215,148	$2.97
2016	36,000	4,251,148	$3.25
2017	-	4,251,148	-
2018	6,000	4,257,148	$3.10
2019	450,000	4,707,148	$6.00

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2012 cash on hand was $529,049. Cash on-hand was $798,069 at December 31, 2011.

At June 30, 2012 working capital was $726,671 compared to $812,398 at December 31, 2011, a decrease of $85,727 or 10.6%. As discussed below cash decreased approximately $269,000 during the six months ended June 30, 2012. Accounts receivable increased approximately $52,000. Inventories increased approximately $202,000 due to increased orders received during the first half of 2012. Prepaid expenses increased approximately $45,000. Accounts payable increased approximately $208,000 due to inventory needs for increased production. Customer deposits and other accrued expenses decreased approximately $26,000. Current capital lease obligations decreased by approximately $75,000 while current notes payable increased by approximately $6,000.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from Operations

Net cash provided by operating activities was approximately $75,000 for the six months ended June 30, 2012 and $519,000 for the six months ended June 30, 2011. In addition to the changes in various current assets and liabilities mentioned above, non cash expenses for depreciation, accretion and amortization increased to approximately $290,000 during the first half of 2012 from $259,000 during the first half of 2011, an increase of 11.6%. This increase was related to the purchase of additional machinery and equipment. Included in expenses were non cash stock based compensation costs of approximately $71,000 and $61,000 for the six months ended June 30, 2012 and 2011, respectively.

Cash from Investing Activities

Cash of approximately $549,000 and $820,000 was used for investing activities during the six months ended June 30, 2012 and 2011, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines. Proceeds on sale of equipment totaled $0 and $425 for the six months ended June 30, 2012 and 2011, respectively.

Cash from Financing Activities

During the six months ended June 30, 2012 cash of approximately $205,000 was provided by financing activities. Principal payments to third parties for capital lease obligations and notes payable approximated $706,000. Proceeds from notes payable were approximately $912,000 of which $462,000 was received from the Ohio Department of Development and used to pay towards the Promissory Note from The Huntington National Bank.

Cash of approximately $50,000 was provided by financing activities for the six months ended June 30, 2011. Principal payments to third parties for capital lease obligations and notes payable approximated $231,000. Proceeds received from the exercise of common stock options were $4,650. Proceeds from notes payable were $300,000 and a payment of cumulative dividends on preferred stock was approximately $24,000. We incurred a capital lease obligation of $185,000 for new production equipment during the first half of 2011.

Debt Facilities

We have the ability to draw on a Promissory Note from The Huntington National Bank. The maximum principal amount of this Note is $840,000. As of June 30, 2012 there was a balance of $213,000 on the Promissory Note. The Promissory Note matures on December 31, 2012.

Closing documents were signed in February 2011 for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD). As of June 30, 2012 there was a balance of $700,950 on this Loan. We have drawn a total of $714,387 against this loan and $29,863 remains available. Also, in February 2011, ODOD recommended that the Ohio Tax Credit Authority approve a tax credit equal to 45 percent of employee income tax withholdings resulting from the project for five years. This credit has an estimated value of $86,000 during the entire term and we expect to take advantage of this Tax Credit. ODOD also provided funding from the Rapid Outreach Grant in the amount of $25,000 for costs associated with the acquisition and installation of machinery and equipment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt Outstanding

Total debt outstanding increased during the first six months of 2012 from approximately $1,775,000 to approximately $1,980,000, or 11.6%. We paid cash of approximately $706,000 towards principal amounts of capital lease obligations and notes payable during the first half of 2012.

Liquidity

We have forecasted our operating and investing plans and financing needs to determine our liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through June 30, 2013. This forecast was based on current cash levels, projected operating cash flows, currently available financing sources and debt obligations. Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results which we believe will occur. Our revolving line of credit arrangement with our senior lender expired on April 13, 2012.  There was no balance outstanding at maturity. We did not have the need to draw on the revolving line of credit since the original commitment date of January 13, 2009.  We do not anticipate the need for a similar credit facility in 2012; although we may pursue revolving credit arrangements as working capital requirements increase. As previously mentioned, a Promissory Note from The Huntington National Bank has a balance of $213,000 at June 30, 2012. The Promissory Note matures on December 31, 2012 and we expect to pay this with operating cash.

Government Grants and Contracts

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets. These targets are used in the manufacture of thin film photovoltaics. This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology. The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010. Revenue totaled $115,892 during the first six months of 2012 compared to $107,807 during the first six months of 2011. Total expenditures for the project through June 30, 2012 were $581,425. The work on the contract is expected to continue at least through the fourth quarter of 2012.

During the third quarter of 2009 we received notification from the Department of Energy (DOE) of an Assistance Agreement in the amount of approximately $650,000. This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.” Revenue was $2,278 for the six months ended June 30, 2012 compared to $193,430 for the same period in 2011. Total expenditures of the project through June 30, 2012 were $643,869. The work on the contract concluded, with the exception of final reporting, late in 2011. The final reporting is expected to be completed during the third quarter of 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000. This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.” Revenue was $6,831 during the six months ended June 30, 2012 and $51,934 during the six months ended June 30, 2011. The work on the contract began during the third quarter of 2008 and was completed, with the exception of final reporting, during 2011. The final reporting was completed during the second quarter of 2012.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the six months ended June 30, 2012 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation. As a result, no corrective actions were required or undertaken.

Part II. Other Information

Item 6.	Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6.	Exhibits (continued)

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

22.1	Description of matters submitted to vote of security holders (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 14, 2012).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated August 7, 2012, entitled “SCI Engineered Materials, Inc. Reports Second Quarter and 2012 Results.”

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Changes in Equity for the six months ended June 30, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (v) Notes to Financial Statements.

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: August 7, 2012	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

