Form 10-Q
period 2012-09-30
SCI Engineered Materials, Inc.
filed 2012-11-06
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

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

3,820,898 shares of Common Stock, without par value, were outstanding at October 31, 2012.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3

Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	5

Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	6

Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2012 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4. Controls and Procedures.	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	N/A

Item 1A.Risk Factors	N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3. Defaults Upon Senior Securities.	N/A

Item 4. (Removed and Reserved).	N/A

Item 5. Other Information.	N/A

Item 6. Exhibits.	25

Signatures.	27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2012	2011
	(UNAUDITED)
Current Assets
Cash	$591,378	$798,069
Accounts receivable:
Trade, less allowance for doubtful accounts of $15,000	638,237	488,031
Contract	19,475	23,962
Other	1,873	5,610
Inventories	1,444,345	1,045,503
Prepaid expenses	83,261	65,292
Total current assets	2,778,569	2,426,467

Property and Equipment, at cost
Machinery and equipment	7,004,741	6,135,664
Furniture and fixtures	137,911	134,666
Leasehold improvements	317,870	317,870
Construction in progress	-	323,326
	7,460,522	6,911,526
Less accumulated depreciation	(4,105,612)	(3,692,401)
	3,354,910	3,219,125

Other Assets
Deposits	15,333	18,425
Deferred financing fees	40,902	51,779
Intangibles	13,346	15,453
Total other assets	69,581	85,657

TOTAL ASSETS	$6,203,060	$5,731,249

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS, Continued

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2012	2011
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$220,645	$292,488
Notes payable, current portion	314,978	432,064
Accounts payable	406,767	363,790
Customer deposits	652,749	255,122
Accrued compensation	94,414	56,610
Accrued expenses and other	96,829	213,995
Total current liabilities	1,786,382	1,614,069

Capital lease obligations, net of current portion	217,851	384,697
Notes payable, net of current portion	1,118,165	665,706
Total liabilities	3,122,398	2,664,472

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative,
nonvoting, no par value, $10 stated value, optional
redemption at 103%; optional shareholder conversion 2 shares for 1;
24,152 shares issued and outstanding	411,792	393,678
Common stock, no par value, authorized 15,000,000 shares;
3,820,898 and 3,802,898 shares issued and outstanding, respectively	9,790,800	9,766,740
Additional paid-in capital	1,739,101	1,678,981
Accumulated deficit	(8,861,031)	(8,772,622)
	3,080,662	3,066,777

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,203,060	$5,731,249

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2012	2011	2012	2011

Product revenue	$1,926,040	$1,947,849	$6,387,799	$6,389,880
Contract research revenue	56,363	140,569	181,363	493,740
	1,982,403	2,088,418	6,569,162	6,883,620

Cost of product revenue	1,373,258	1,675,287	5,021,258	5,292,643
Cost of contract research revenue	46,969	118,225	147,552	331,704
	1,420,227	1,793,512	5,168,810	5,624,347

Gross profit	562,176	294,906	1,400,352	1,259,273

General and administrative expense	247,470	239,027	818,939	790,261

Research and development expense	62,646	133,205	230,035	495,392

Marketing and sales expense	139,381	131,096	399,185	407,068

Income (loss) from operations	112,679	(208,422)	(47,807)	(433,448)

Other income (expense)
Interest income	187	543	810	2,129
Interest expense	(20,030)	(20,042)	(65,214)	(57,708)
(Loss) gain on disposal of equipment	(850)	-	(850)	425
	(20,693)	(19,499)	(65,254)	(55,154)

Income (loss) before provision for income tax	91,986	(227,921)	(113,061)	(488,602)

Income tax (expense) benefit	(1,237)	(156,637)	24,652	(165,112)

Net income (loss)	90,749	(384,558)	(88,409)	(653,714)

Dividends on preferred stock	(6,038)	(6,038)	(18,114)	(18,114)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$84,711	$(390,596)	$(106,523)	$(671,828)

Earnings per share - basic and diluted (Note 6)
Income (loss) per common share
Basic	$0.02	$(0.10)	$(0.03)	$(0.18)
Diluted	$0.02	$(0.10)	$(0.03)	$(0.18)

Weighted average shares outstanding
Basic	3,817,963	3,779,768	3,812,019	3,778,620
Diluted	3,827,774	3,779,768	3,812,019	3,778,620

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(88,409)	$(653,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion	433,841	391,901
Amortization	2,107	2,316
Stock based compensation	102,294	88,349
Patent impairment	-	38,726
Loss (gain) on disposal of equipment	850	(425)
Deferred income taxes	-	156,000
Inventory reserve	23,095	22,369
Credit for doubtful accounts	-	(530)
Changes in operating assets and liabilities:
Accounts receivable	(141,982)	277,419
Inventories	(421,937)	(215,383)
Prepaid expenses	(17,969)	(20,904)
Other assets	13,969	(26,875)
Accounts payable	42,977	85,777
Accrued expenses and customer deposits	311,786	311,650
Net cash provided by operating activities	260,622	456,676

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	-	425
Purchases of property and equipment	(563,997)	(1,069,537)
Net cash used in investing activities	(563,997)	(1,069,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	-	12,150
Proceeds from notes payable	911,546	642,126
Principal payments on capital lease obligations and notes payable	(814,862)	(350,588)
Payment of cumulative dividends on preferred stock	-	(24,152)
Net cash provided by financing activities	96,684	279,536

NET DECREASE IN CASH	(206,691)	(332,900)

CASH - Beginning of period	798,069	1,511,752

CASH - End of period	$591,378	$1,178,852

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
Interest	$65,214	$57,708
Income taxes	605	713

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES
Property and equipment purchased by capital lease	-	185,000
Increase in asset retirement obligation	6,480	4,968

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance at January 1, 2012	$393,678	$9,766,740	$1,678,981	$(8,772,622)	$3,066,777

Accretion of cumulative dividends	18,114	-	(18,114)	-	-

Common stock issued (Note 3)	-	24,060	-	-	24,060

Stock based compensation expense (Note 3)	-	-	78,234	-	78,234

Net loss	-	-	-	(88,409)	(88,409)

Balance at September 30, 2012	$411,792	$9,790,800	$1,739,101	$(8,861,031)	$3,080,662

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

Note 3. Common Stock and Stock Options

Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $31,415 and $27,056 for the three months ended September 30, 2012 and 2011, respectively. Non cash stock based compensation expense was $102,294 and $88,349 for the nine months ended September 30, 2012 and 2011, respectively. Unrecognized compensation expense was $531,203 as of September 30, 2012 and will be recognized through 2017. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

During the nine months ended September 30, 2012, the four non-employee board members each received compensation of 4,500 shares of common stock of the Company.

During the nine months ended September 30, 2011, a total of 8,000 stock options were exercised at an average price of $1.52. The total cash proceeds were $12,150.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3. Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at September 30, 2012, and December 31, 2011, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2011	783,750	$4.35
Exercised	(17,000)	1.55
Expired	(30,000)	1.90
Outstanding at December 31, 2011	736,750	$4.52
Expired	(144,500)	1.59
Outstanding at September 30, 2012	592,250	$5.23
Options exercisable at December 31, 2011	419,375	$3.41
Options exercisable at September 30, 2012	322,250	$4.59

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2011	282,500	$3.60
Exercised	(10,000)	1.50
Expired	(22,500)	1.46
Outstanding at December 31, 2011	250,000	$3.87
Outstanding at September 30, 2012	250,000	$3.87
Shares exercisable at December 31, 2011	250,000	$3.87
Shares exercisable at September 30, 2012	250,000	$3.87

Exercise prices for options ranged from $1.00 to $6.00 at September 30, 2012. The weighted average option price for all options outstanding was $4.83 with a weighted average remaining contractual life of 4.3 years.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4. Preferred Stock

On February 28, 2012 the Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2011. Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued Dividends on the Series B preferred stock were $6,038 for the three months ended September 30, 2012 and 2011 and $18,114 for the nine months ended September 30, 2012 and 2011. The Company had accrued dividends on Series B preferred stock of $163,026 and $138,874 at September 30, 2012 and 2011, respectively. These amounts are included in Convertible preferred stock, Series B, on the balance sheet.

Note 5. Inventories

Inventories consisted of the following:	September 30,	December 31,
	2012	2011
	(unaudited)
Raw materials	$351,446	$273,992
Work-in-process	986,229	664,216
Finished goods	187,400	164,930
Inventory reserve	(80,730)	(57,635)
	$1,444,345	$1,045,503

Note 6. Earnings Per Share

Basic income (loss) per share is calculated as income available to (loss attributable to) common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is calculated as diluted income available (loss attributable) to common shareholders divided by the diluted weighted average number of common shares outstanding. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the nine months ended September 30, 2012 and 2011, and the three months ended September 30, 2011, all convertible preferred stock and common stock options listed in Note 3 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive. The following is provided to reconcile earnings per share.

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2012	2011	2012	2011

Income (loss) applicable
to common shares	$84,711	$(390,596)	$(106,523)	$(671,828)

Weighted average common
shares outstanding - basic	3,817,963	3,779,768	3,812,019	3,778,620

Effect of dilutions	9,811	-	-	-

Weighted average
shares outstanding - diluted	3,827,774	3,779,768	3,812,019	3,778,620

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7. Notes Payable

Subsequent to September 30, 2012, on October 16, 2012, the Company issued a new Promissory Note (the “Note”) in the amount of $213,000 to The Huntington National Bank, as Lender, with a maturity date of February 28, 2014. This Note replaced an existing promissory note to the Huntington National Bank which had a balance of $213,000 at September 30, 2012 and an original maturity date of December 31, 2012.

The Note is collateralized by the Company’s inventories, equipment and accounts receivable. Among other items, the Note provides for the following:

-	Interest subject to change from time to time based on changes in LIBOR. The interest rate applied to the unpaid principal balance is at a rate of 4.0 percentage points over LIBOR. Under no circumstance will the interest rate be less than 5.00% per annum or more than the maximum rate allowed by applicable law.

-	Interest only payments through December 31, 2012, with a $25,000 principal payment due December 31, 2012 and $25,000 due January 31, 2013. Monthly payments of approximately $5,000, including interest, beginning in January 2013 with remaining principal due at maturity in February 2014.

Debt maturities at September 30, 2012 reflect the terms of the above Note.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. Payments of approximately $10,100, including interest, are payable monthly through November 2018. The loan is collateralized by the related project equipment. As of September 30, 2012 there was an outstanding balance of $676,089 on this loan. During October 2012 the Company received the final draw on this loan in the amount of $22,183.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). The original loan was finalized in February 2011. The interest rate was 3% at December 31, 2011 and increased to 10% effective with the first amendment dated March 20, 2012. A second amendment dated June 12, 2012 returned the interest rate to 3% effective April 10, 2012. There is also an annual servicing fee of $1,600 charged quarterly. The loan is being amortized over 84 months through March 2018. Payments were interest only through March 2012. Thereafter, payments of approximately $16,900, including interest, are payable quarterly. The loan is collateralized by the related project equipment. As of September 30, 2012 there was an outstanding balance of $340,627 on this loan.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7. Notes Payable (continued)

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODOD agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants. On March 20, 2012, the Company and OAQDA entered into The First Amendment to Loan Documents which, among other things, waived the debt service coverage requirement for all quarters through and including December 31, 2012. The Company is required to maintain a certain debt to tangible net worth ratio during 2012. On September 11, 2012, the OAQDA adopted a resolution which reduced the debt service coverage ratio effective March 31, 2013. The Company expects to maintain compliance with all covenants through September 30, 2013.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development in the amount of $400,000. These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance. The Company is making monthly servicing fee, interest and principal payments of approximately $6,000. The loan principal balance will be fully amortized at the end of the term in August 2015. The loan is collateralized by the related project equipment. As of September 30, 2012 the loan had a balance of $203,428. This loan is also subject to certain covenants, including job creation and retention. Due to market conditions the Company has informed ODOD that it does not expect to meet the agreed upon job creation covenant by December 31, 2012. Per the agreement, if the Company is unable to meet this requirement, the interest rate on the outstanding balance of the loan shall, at the option of ODOD, increase up to the rate of 6% per annum. ODOD has informed the Company that it will not increase the interest rate as a result of this information.

Note 8. Income Taxes

Following is the income tax benefit (expense) for the three and nine months ended September 30:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2012	2011	2012	2011
Federal - deferred	$-	$(156,000)	$-	$(156,000)
State and local	(1,237)	(637)	24,652	(9,112)
	$(1,237)	$(156,637)	$24,652	$(165,112)

The tax benefit for the nine months ended September 30, 2012 was due to the reversal of an accrual. Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at September 30, 2012 and December 31, 2011.   The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,100,000, which expire in varying amounts through 2030.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9. Liquidity

Management has forecasted the Company’s operating and investing plans and financing needs to determine its liquidity to meet cash flow requirements and believes it will have sufficient liquidity at least through September 30, 2013. This forecast was based on current cash levels, projected operating cash flows, currently available financing sources and debt obligations. The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which management believes will occur. The Company’s revolving line of credit arrangement with its senior lender expired on April 13, 2012.  There was no balance outstanding under this arrangement at maturity. The Company did not have the need to draw on the revolving line of credit since the original commitment date of January 13, 2009.  The Company does not anticipate the need for a similar credit facility in 2012; although management may pursue revolving credit arrangements as working capital requirements increase. As discussed in Note 7, the Company has successfully restructured its promissory note with Huntington National Bank.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

During 2011 and the first nine months of 2012 we invested approximately $1.8 million in new equipment. We continued to develop transparent conductive oxide systems for the solar and glass industries and added domestic and international customers for these products. Despite short term uncertainties, the solar industry is projected to have strong growth for the next few decades. In addition, the Thin Film Solar (TFS) market, which we serve, is expected to gain market share during that period. Given current market opportunities, we continue to invest in research and development, marketing, and sales. These investments have resulted in ongoing production orders with periodic releases and intermittent repeat orders for several customers, as well as trial and qualification orders that were shipped to customers in the solar industry throughout 2011 and 2012. Early in July 2012, we received increased orders for solar products that were scheduled to ship during the third quarter of 2012. In August, a customer announced it was reorganizing its manufacturing operations which impacted our third quarter 2012 shipments. We had no shipments to this customer in September 2012. This customer represented 6% of our revenue for the nine months ended September 30, 2012. We continue to work closely with all of our customers and are positioned to meet their current and future product requirements.

During the period from 2007 through September 2012, we invested over $4 million in new equipment to increase our manufacturing capacity and expand our testing capabilities to position the Company to become a meaningful supplier of Zinc Oxide based Transparent Conductive Oxides (TCO) to the TFS industry.

We continue to invest in developing new products for all current markets including our ongoing efforts in transparent conductive oxide systems. These efforts include accelerating time to market for those products and involve research and development expense beyond the scope of specific government grants and awards.

We had net income of $90,749 for the three months ended September 30, 2012 compared to a net loss of $384,558 for the three months ended September 30, 2011. We had income applicable to common shares of $84,711 for the three months ended September 30, 2012 compared to a net loss of $390,596 for the same period in 2011. This improvement was attributed to the increase in gross profit and continued reduction in operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2012 (unaudited) compared to three and nine months ended September 30, 2011 (unaudited):

Revenue

For the three months ended September 30, 2012, we had total revenue of $1,982,403. This was a decrease of $106,015, or 5.1%, compared to the three months ended September 30, 2011. We experienced an increase in volume which was offset by a decrease in material cost resulting in a slight decrease in product revenue of $21,809, or 1.1%, for the three months ended September 30, 2012 compared to the same period in 2011. As anticipated, contract revenue was lower by approximately $84,000 in the third quarter of 2012 compared to the same time period in 2011 as two grants drew to a close in 2011.

For the nine months ended September 30, 2012, we had total revenue of $6,569,162. This was a decrease of $314,458 or 4.6%, compared to the nine months ended September 30, 2011. Product revenue in 2012 remained constant despite the loss of a large customer which closed its manufacturing facility during the first quarter of 2011. We shipped approximately $450,000 to this customer during the first nine months of 2011. The loss of this customer’s revenue was offset by increased demand from new and existing customers. Contract revenue was lower by approximately $312,000 in the first nine months of 2012 compared to the first nine months of 2011 as two grants drew to a close in 2011. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse effect on our business.

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

Gross Profit/Margin

Gross profit was $562,176 for the three months ended September 30, 2012 compared to $294,906 for the same three months in 2011. This was an increase of $267,270, or 90.6%. The increase in gross profit was attributed to increased volume and lower production costs. Gross margin was 28.4% for the three months ended September 30, 2012 compared to 14.1% for the same period in 2011. The increase in gross margin can be attributed to an improved product mix and improved manufacturing efficiencies, which resulted in the higher gross profit.

Gross profit was $1,400,352 for the nine months ended September 30, 2012 compared to $1,259,273 for the same nine months in 2011. This was an increase of $141,079, or 11.2%. The increase in gross profit was attributed to increased volume and lower production costs. Gross margin was 21.3% for the first nine months of 2012 compared to 18.3% for the same period in 2011. The increase in gross margin can be attributed to an improved product mix and improved manufacturing efficiencies, which resulted in the higher gross profit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2012 increased to $247,470 from $239,027 for the three months ended September 30, 2011, or 3.5%. The third quarter of 2012 included higher professional fees of approximately $8,000, and also higher non-cash stock based compensation of approximately $6,000 compared to the third quarter of 2011.  These increases offset savings of approximately $11,000 in other areas that included compensation and office expense.

General and administrative expense for the nine months ended September 30, 2012 increased to $818,939 from $790,261 for the nine months ended September 30, 2011, or 3.6%. The first nine months of 2012 included higher professional fees of approximately $18,000, and also higher non-cash stock based compensation of approximately $24,000 compared to the first nine months of 2011.  These increases offset savings of approximately $29,000 in other areas that included compensation, rent and office expense. We continue to monitor all expenses.

Professional Fees

Included in general and administrative expense was $32,870 and $24,905 for professional fees for the three months ended September 30, 2012 and 2011, respectively. The increase was due to higher accounting and public relation fees during the third quarter of 2012 compared to the third quarter of 2011.

Included in general and administrative expense was $163,593 and $146,079 for professional fees for the nine months ended September 30, 2012 and 2011, respectively. An increase in accounting fees was partially offset by lower professional fees in other areas. These continued expenses are related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended September 30, 2012 was $62,646 compared to $133,205 for the same period in 2011, a decrease of 53.0%. The third quarter of 2011 included higher costs related to developing innovative transparent conductive oxide systems to further align our activities with customer needs.  Expense related to this area was lower by approximately $40,000 in the third quarter of 2012 compared to the same time period in 2011. Additional savings in the third quarter of 2012 of approximately $29,000 included other research areas and compensation. These research and development endeavors have moved us beyond the scope of our current federal and state grants and awards.

Research and development expense for the nine months ended September 30, 2012 was $230,035 compared to $495,392 for the same period in 2011, a decrease of 53.6%. Expense related to developing innovative transparent conductive oxide systems was lower by approximately $142,000 in the first nine months of 2012 compared to the same time period in 2011. Additional savings in the first nine months of 2012 of approximately $92,000 included reductions in spending in other research areas. The first nine months of 2011 also included a non-cash impairment charge of approximately $39,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing and Sales Expense

Marketing and sales expense for the three months ended September 30, 2012 increased 6.3% to $139,381 from $131,096 for the same period in 2011. Compensation was slightly higher in the third quarter of 2012 due to the higher gross profit generated.

Marketing and sales expense for the nine months ended September 30, 2012 decreased 1.9% to $399,185 from $407,068 for the same period in 2011. This decrease was related to lower commissions to our outside manufacturing sales representatives and less travel expense.

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $31,415 and $26,289 for the three months ended September 30, 2012 and 2011, respectively, and $101,271 and $85,113 for the nine months ended September 30, 2012 and 2011, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Unrecognized non cash stock based compensation expense related to operating expense was $531,203 as of September 30, 2012 and will be recognized through 2017.

Interest Expense

Interest expense was $20,030 and $20,042 for the three months ended September 30, 2012 and 2011, respectively and $65,214 and $57,708 for the nine months ended September 30, 2012 and 2011, respectively. The year to date increase was due to the addition of loan proceeds received from agencies of the State of Ohio and a promissory note from our bank.

Income Tax Benefit (Expense)

Income tax expense was $1,237 for the three months ended September 30, 2012. Income tax benefit for the nine months ended September 30, 2012 was $24,652. Income tax expense for the three and nine months ended September 30, 2011 was $156,637 and $165,112, respectively. During the third quarter of 2011, we determined a full valuation allowance against our remaining deferred tax assets was necessary. As a result, we recorded a non-cash charge related to continuing operations of $156,000 during the third quarter of 2011. The valuation allowance does not impact our ability to utilize our net operating loss carryforwards to offset taxable earnings in the future.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income/loss Applicable to Common Shares

Income applicable to common shares was $84,711 for the three months ended September 30, 2012 compared to a loss of $390,596 for the three months ended September 30, 2011. Loss applicable to common shares was $106,523 for the nine months ended September 30, 2012 compared to a loss of $671,828 for the nine months ended September 30, 2011. This improvement was attributed to the increase in gross profit, lower operating expense and less income tax expense during the first nine months of 2012 compared to the same time period in 2011.

Common Shares

The following schedule represents our outstanding common shares during the period of 2012 through 2019 assuming all outstanding stock options are exercised during the year of expiration. If each shareholder exercises his or her options, it would increase our common shares as of September 30, 2012 by 842,250 to 4,663,148 by December 31, 2019. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2013	30,250	3,851,148	$1.00
2014	180,000	4,031,148	$4.36
2015	140,000	4,171,148	$2.97
2016	36,000	4,207,148	$3.25
2017	-	4,207,148	-
2018	6,000	4,213,148	$3.10
2019	450,000	4,663,148	$6.00

Liquidity and Capital Resources

Cash and Working Capital

As of September 30, 2012 cash on hand was $591,378. Cash on-hand was $798,069 at December 31, 2011.

At September 30, 2012 working capital was $992,187 compared to $812,398 at December 31, 2011, an increase of $179,789 or 22.1%. As discussed below cash decreased approximately $207,000 during the nine months ended September 30, 2012. Accounts receivable increased approximately $142,000. Inventories increased approximately $399,000 due to orders received late in the third quarter of 2012. Prepaid expenses increased approximately $18,000. Accounts payable increased approximately $43,000. Customer deposits increased by approximately $398,000 due to orders received late in the third quarter. Accrued expenses decreased approximately $79,000. Current capital lease obligations decreased by approximately $72,000 while current notes payable decreased by approximately $117,000 due to continued monthly payments and the replacement of the Huntington National Bank note previously mentioned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from Operations

Net cash provided by operating activities was approximately $261,000 for the nine months ended September 30, 2012 and $457,000 for the nine months ended September 30, 2011. In addition to the changes in various current assets and liabilities mentioned above, non cash expenses for depreciation, accretion and amortization increased to approximately $436,000 during the first nine months of 2012 from $394,000 during the first nine months of 2011, an increase of 10.6%. This increase was related to depreciation from the purchase of additional machinery and equipment. Also, included in expenses were non cash stock based compensation costs of approximately $102,000 and $88,000 for the nine months ended September 30, 2012 and 2011, respectively.

Cash from Investing Activities

Cash of approximately $564,000 and $1,069,000 was used for investing activities during the nine months ended September 30, 2012 and 2011, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines. Proceeds on sale of equipment totaled $425 for the nine months ended September 30, 2011.

Cash from Financing Activities

During the nine months ended September 30, 2012 cash of approximately $97,000 was provided by financing activities. Principal payments to third parties for capital lease obligations and notes payable approximated $815,000. Proceeds from notes payable were approximately $912,000 of which $462,000 was received from the Ohio Department of Development and used to pay a portion of the Note from The Huntington National Bank.

Cash of approximately $280,000 was provided by financing activities for the nine months ended September 30, 2011. Principal payments to third parties for capital lease obligations and notes payable approximated $351,000 and a payment of cumulative dividends on preferred stock was approximately $24,000. Proceeds received from the exercise of common stock options were $12,150. Proceeds from notes payable were approximately $642,000. We incurred a capital lease obligation of $185,000 for new production equipment during the first nine months of 2011.

Debt Facilities

Closing documents were signed in February 2011 for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD). As of September 30, 2012 there was a balance of $676,089 on this loan. We received the final draw of approximately $22,000 during October 2012. ODOD also provided funding from the Rapid Outreach Grant in the amount of $25,000 for costs associated with the acquisition and installation of machinery and equipment.

On October 16, 2012, we issued a Promissory Note (the “Note”) in the amount of $213,000 to The Huntington National Bank, with a maturity date of February 28, 2014. This Note replaced a note to the Huntington National Bank which had a balance of $213,000 at September 30, 2012 and an original maturity date of December 31, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt Outstanding

Total debt outstanding increased during the first nine months of 2012 from approximately $1,775,000 to approximately $1,872,000 or 5.4%. We paid cash of approximately $815,000 towards principal amounts of capital lease obligations and notes payable during the first nine months of 2012.

Liquidity

We have forecasted our operating and investing plans and financing needs to determine our liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through September 30, 2013. This forecast was based on current cash levels, projected operating cash flows, currently available financing sources and debt obligations. Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results which we believe will occur. Our revolving line of credit arrangement with our senior lender expired on April 13, 2012.  There was no balance outstanding at maturity. We did not have the need to draw on the revolving line of credit since the original commitment date of January 13, 2009.  We do not anticipate the need for a similar credit facility in 2012; although we may pursue revolving credit arrangements as working capital requirements increase.

Government Grants and Contracts

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets. These targets are used in the manufacture of thin film photovoltaics. This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology. The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010. Revenue totaled $172,254 during the first nine months of 2012 compared to $188,653 during the first nine months of 2011. Total expenditures for the project through September 30, 2012 were $639,951. The work on the contract is expected to continue at least through the first quarter of 2013.

During the third quarter of 2009 we received notification from the Department of Energy (DOE) of an Assistance Agreement in the amount of approximately $650,000. This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.” Revenue was $2,278 for the nine months ended September 30, 2012 compared to $253,153 for the same period in 2011. Total expenditures of the project through September 30, 2012 were $643,869. The work on the contract concluded, with the exception of final reporting, late in 2011. The final reporting was completed during the third quarter of 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000. This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.” Revenue was $6,831 during the nine months ended September 30, 2012 and $51,934 during the nine months ended September 30, 2011. Total expenditures of the project through September 30, 2012 were $748,683. The work on the contract began during the third quarter of 2008 and was completed, with the exception of final reporting, during 2011. The final reporting was completed during the second quarter of 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the nine months ended September 30, 2012 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6. Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6. Exhibits (continued)

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10.4	Description of resolution to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.5	Description of Business Loan Agreement between the Company and The Huntington National Bank, dated as of October 15, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

22.1	Description of matters submitted to vote of security holders (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 14, 2012).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated November 6, 2012, entitled “SCI Engineered Materials, Inc. Reports Third Quarter and Nine Month 2012 Results.”

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (v) Notes to Financial Statements.

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: November 6, 2012	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

