Form 10-K
period 2012-12-31
SCI Engineered Materials, Inc.
filed 2013-03-19
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $5,086,255 on June 30, 2012. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 3,832,898 shares of the Registrant’s Common Stock outstanding on March 11, 2013.

Documents Incorporated By Reference

Portions of our Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III.

Table of Contents	Page

Part I

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

PART I

ITEM 1. BUSINESS

Introduction

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. We operate in the Physical Vapor Deposition (“PVD”) industry in which we develop, commercialize technologies, and manufacture ceramics and metals for advanced applications in: Photonics, Solar, Thin Film Battery, and, to a lesser extent High Temperature Superconductor (“HTS”) materials. Photonics currently represents the largest market for our targets. We have been slowly gaining traction in the solar industry and we expect adoption of our products by current and new customers. Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy.

History of the Company

The late Dr. Edward Funk, Sc.D., and his late wife Ingeborg founded SCI in 1987. Dr. Funk, formerly a Professor of Metallurgy at The Ohio State University and a successful entrepreneur, envisioned significant market potential for the newly discovered High Temperature Superconductivity (“HTS”) material YBCO (Tc of 90o K). Our first product was a 99.999% pure, co-precipitated YBCO 1-2-3 powder. Over the years we expanded our product line by adding other High Tc Powders, sintered shapes, single crystal substrates, and non-superconducting sputtering targets.

We opened a subdivision, Target Materials Inc. (“TMI”), in 1991 to supply the increasing worldwide demand for sputtering and laser ablation targets. We became a full service manufacturer of high performance thin film materials, providing a wide selection of metals, ceramics, and alloys for sputtering targets, evaporation sources, and other Physical Vapor Deposition (“PVD”) applications. We served the Research & Development market as well as the Industrial and Decorative Coating markets. During this time, we began to manufacture targets for the Photovoltaic, Flat Panel Display, and Semiconductor industries.

SCI and TMI were merged in 2002. We continued to manufacture complex ceramic, metal, and alloy products for the photonic, photovoltaic, thin film battery, media storage, flat panel display, and semiconductor industries.

In April of 2010, we received ISO 9001:2008 registration, an internationally recognized quality standard. Prior to April 2010 we were ISO 9001:2000 registered.

For over two and a half decades we have been developing considerable expertise in the development and manufacturing ramp-up of novel materials, such as Transparent Conductive Oxides for Thin Film Solar applications and targets for thin film batteries as well as Bismuth Strontium Calcium Copper Oxide (a superconductor powder). Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions. We actively seek to partner with organizations to provide solutions for difficult material challenges.

Throughout our history, we have conducted funded research primarily under grants from entities such as the Department of Energy, the National Science Foundation, NASA, and the Ohio Department of Development. These activities are generally limited to funded research that is consistent with our focus on near term commercial applications in our principal markets.

Business

We are a supplier of materials to the PVD industry. Our customers need our materials to produce nano layers of metals and oxides for advanced material systems. PVD coatings range from everyday items to complex computer processors. Every day applications include transparent anti-scratch coatings on eyeglasses, coatings on kitchen faucets, as well as low emissivity glass for household windows. More technically advanced applications for our products include semiconductors, thin film solar, flat panel displays, photonics and an emerging technology - Thin Film Battery.

We are focused on three distinct markets within the PVD industry (Photonics, Thin Film Solar, and Thin Film Battery). We continue to pursue niche opportunities where our core competencies give us an advantage. We receive requests from potential customers in other markets within the PVD industry; however, at this time we have chosen not to pursue them. This disciplined approach enables us to focus on those opportunities that are the best fit for our capabilities and also offer the greatest long-term return. Considerations include our core strengths, resource requirements, and time-to-market.

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

We have developed new products for the Thin Film Solar (“TFS”) market. We are well positioned in the TFS area having supplied materials to that market for over 10 years from the early stages of TFS development. Since the beginning of 2007, we have added over $4 million of new manufacturing equipment, as well as Engineering and Sales staff to develop new materials to support the solar market. We were awarded a grant of approximately $700,000 in 2008 and a second grant in 2009 for approximately $775,000 from the Ohio Department of Development to assist in the commercialization of TFS products. Our new materials are Transparent Conductive Oxides (“TCO”). Every square foot of a TFS panel is coated with up to 3 layers of TCO, 1 micron thick. We continue to increase our visibility in the global arena by attending various trade shows targeted at the solar market. We have added exclusive representatives for Korea, China, Taiwan and Japan. Commercialization and market expansion is expected to continue in 2013. During 2011 and 2012, we purchased over $1.5 million of the approximately $3 million in equipment and infrastructure improvements that were planned in 2011 and 2012; however, TFS met difficult market conditions during 2012 and we scaled back our capital expansion accordingly. We are poised to benefit as TFS grows.

We continued to develop transparent conductive oxide systems for the solar and glass industries and added domestic and international customers for these products. Despite short term uncertainties, the solar industry is projected to have strong growth for the next few decades. In addition, the Thin Film Solar (TFS) market, which we serve, is expected to gain market share during that period. Given current market opportunities, we continue to invest in research and development, marketing, and sales. These investments have resulted in ongoing production orders from several customers, as well as trial and qualification orders that were shipped to customers in the solar industry throughout 2011 and 2012. Early in July 2012, we received increased orders for solar products that were scheduled to ship during the third quarter of 2012. In August, a customer announced it was reorganizing its manufacturing operations which impacted our shipments for the remainder of 2012. We had no shipments to this customer during the final four months of 2012. This customer represented approximately 5% of our revenue in 2012. In late December, we were notified by this customer that it expected to restart operations during the second quarter of 2013. We continue to work closely with all of our customers and are positioned to meet their near term product requirements.

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

We continue to invest in developing new products for all current markets. These efforts include accelerating time to market and involve research and development expense beyond the scope of specific government grants and awards.

We had total revenue of $8.8 million and $9.2 million during the years ended December 31, 2012, and 2011, respectively. Total revenue decreased primarily due to less contract revenue of approximately $379,000 in 2012 compared to 2011 as two grants drew to a close in 2011. Year over year product revenue remained constant in 2012 despite the loss of $450,000 of revenue from a large customer which closed its manufacturing facility during the first quarter of 2011. The loss of this customer’s revenue was offset by increased demand from new and existing customers. Contract revenue is expected to be less in 2013 due to the remaining grant drawing to a close in the first quarter of 2013. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse effect on our business.

Our largest customer represented approximately 48% of total revenues in 2012 and 47% in 2011. We had contract research revenue of $226,369 and $605,586 representing 2.6% and 6.6% of total revenue for the years ended December 31, 2012 and 2011, respectively.

Marketing and Sales

Europe and Asia, as well as the Americas, have high demand for sputtering targets. We continue to expand our global marketing reach. We have a manufacturer’s representative in the Korean market and also for Taiwan and China. In 2011, we added a distributor for Japan. We use various distribution channels to reach end user markets, including direct sales by our employees, independent manufacturers’ representatives in the United States, and independent distributors and manufacturers’ representatives for international markets. Also, the internet provides tremendous reach for new customers to be able to identify us as a source of their product needs. We have an operating website www.sciengineeredmaterials.com, which includes expanded online product inquiry capabilities and additional product information.

Ceramics

We are capable of producing ceramic powders via several different processing techniques including solid state and precipitation. Ceramic targets can also be produced in a variety of ways depending on the end user applications. Production techniques include sintering, cold isostatic pressing and hot pressing.

Most of our products are manufactured from component chemicals and metal oxides supplied by various vendors. If we suddenly lost the services of a supplier, there could be a disruption in our manufacturing process until the supplier was replaced. We have identified several firms as potential back-up suppliers that would be capable of supplying these materials to us as necessary. During 2011 we experienced a material interruption from a primary supplier of a raw material. We qualified a second source within a week and no disruptions were experienced by our customers.

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

We have continually added production processes and testing equipment for many product compositions that can be used as PVD materials.

Competition

We have a number of domestic and international competitors in both the ceramic and metal fields, many of whom have resources far in excess of our resources. Tosoh, Materion, Kurt Lesker and Heraeus are competing suppliers in regard to targets.

Suppliers

Principal suppliers in 2012 were Silicon HQ, Sincemat Company, and Johnson Matthey. In every case, we have established alternate vendors that can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Research and Development

We are developing sputtering targets for semiconductor applications, which could be used to produce high K dielectric films via PVD processing. We have ongoing development for product improvements and new Transparent Conductive Oxide (TCO) and transparent dielectric materials for Thin Film Solar and wide area glass coating applications. We focus our research and development efforts in areas that build on our expertise in multi-component ceramic oxides.

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets. These targets are used in the manufacture of thin film photovoltaics. This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology. The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010. The work on the contract is expected to cease early in 2013.

During the third quarter of 2009 we received notification from the Department of Energy (DOE) of an Assistance Agreement in the amount of approximately $650,000. This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.” The work on the contract, with the exception of final reporting, was completed during 2011. The final reporting was completed during 2012.

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000. This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.” The work on the contract began during the third quarter of 2008 and was completed, with the exception of final reporting, during 2011. The final reporting was completed during 2012.

Contract research revenues were $226,369 during 2012 and $605,586 during 2011. The granting agency may suspend or terminate the award in whole or in part if we fail to materially comply with the terms and conditions. We expect to complete the award while complying with the terms and conditions. We intend to continue to seek funded research opportunities within our core competencies that maintain and expand technical understanding within our company.

We have certain proprietary knowledge and trade secrets related to the manufacture of ceramic oxide PVD materials and patents covering some HTS products.

New Product Initiatives

During 2012 and 2011, we developed, produced and sold prototypes and innovative evaluation targets for glass coating applications. We anticipate commercializing this product in 2013.

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

We continue to pursue research and development opportunities with respect to new and innovative materials and processes to be used in connection with the production of solid state Thin Film Batteries.  Presently, there are a few manufacturers of Thin Film Batteries in the United States, each in various stages of development from prototype to commercial activity.  In addition, globally there are several firms and research institutes conducting tests on Thin Film Batteries.  We believe this market may potentially become large with growth expected during the next few years.  There are numerous applications for Thin Film Batteries, including, but not limited to, active RFID tags, battery on chip, portable electronics, medical implant devices, and remote sensors.  Given the many potential uses for Thin Film Batteries, we anticipate that the market for materials will grow in direct correlation to the Thin Film Battery market itself.

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

In the future, we may submit additional patent applications covering various inventions, which have been developed by us.  Because the publication of U.S. patent applications can be delayed for up to one year, they tend to lag behind actual discoveries and we may not be the first creator of inventions covered by pending patent applications or the first to file patent applications for such inventions.  Additionally, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed.

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

Employees

We had 25 full-time employees as of December 31, 2012. One of these employees held a PhD in Material Science. We have never experienced a work stoppage and consider our relations with employees to be good. The employees do not have a bargaining unit.

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

Collections and Write-offs

We collected receivables in an average of 20 days in 2012. We have occasionally been forced to write-off negligible amount of accounts receivable as uncollectible. We consider credit management critical to our success.

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

We have a history of operating losses and may incur losses in the future.

For the year ended December 31, 2012, we had a loss from operations of $264,000 compared to $642,000 for the year ended December 31, 2011. We provide no assurances that we will be able to operate profitably in the future. As of December 31, 2012, we had an accumulated deficit of approximately $9,099,000.

Management’s plans with respect to the objective of improving liquidity and profitability in future years include continuing to expand our business into new markets for our products and increasing our sales and presence in those markets which we presently serve. Management believes that the actions that will be taken by us provide the opportunity for improved liquidity and profitability. However, no assurances are made that such actions will result in sustained profitability.

Our competitors have far greater financial and other resources than we have.

The market for PVD materials is a substantial market with significant competition in both ceramic and metal materials. While we believe that our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as Materion Corporation, Kurt Lesker, Heraeus and Tosoh, all of which have more financial resources than us. We cannot provide assurance that developments by others will not render our products or technologies obsolete or less competitive.

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

Changes in the strategies of key trade customers may adversely affect our business.

Our products are sold in a highly competitive global marketplace which continues to experience increased concentration. We may be negatively affected by changes in the strategies of our trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, and other conditions. If we lose a key customer or if sales of our products to a key customer materially decrease, our financial condition and results of operations may be adversely affected.

If solar technology is not suitable for widespread adoption or takes longer to develop than we anticipate, our sales may not be sufficient to achieve profitability.

The Solar energy market is at a relatively early stage of development, and the extent to which solar modules will be widely adopted is uncertain. Although the industry has experienced rapid growth, recent overcapacity in the market has created difficulties for some of our current and potential customers in the Thin Film Solar industry. Adoption of our products by parts of this market is important to our long term growth. If the technology proves unsuitable for widespread adoption at economically attractive rates of return or if demand for Thin Film Solar modules fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business or generate sufficient sales to achieve profitability.

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

Our liquidity and financial condition could be materially and adversely affected if our ability to borrow money from new or existing lenders to finance our operations is reduced or eliminated. Similar adverse effects may also result if we realize lessened credit availability from trade creditors. Additionally, many of our customers require availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have adverse effects on our business.

Take over defense provisions in Ohio law and our corporate governance documents may delay or prevent takeover attempts preventing our shareholders from realizing a premium on their stock.

Various provisions of the Ohio corporation laws as well as our corporate governance documents may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving our investors of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

•	A requirement that a special meeting of the shareholders must be called by our Board of Directors, Chairman, the President or the holders of shares with voting powers of at least fifty percent (50%);

•	Advanced notice requirements for shareholder proposals and nominations; and

•	The availability of “blank check preferred stock.”

Our Board of Directors can use these and other provisions to prevent, delay or discourage a change in control of the company or a change in our management. Any such delay or prevention of a change in control of management could deter potential acquirers or prevent the completion of a takeover transaction to which our shareholders could receive a substantial premium over the current market price of our common stock, which may in turn limit the price investors might be willing to pay for our common stock.

Provisions in our Articles of Incorporation and Code of Regulations provide for indemnification of officers and directors which could require us to divert funds away from our business and operations.

Our Articles of Incorporation and Code of Regulation provide for the indemnification of our officers and directors. We may be required to advance costs incurred by an officer or director to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which our officers and directors are involved by reason being or having been an officer or director of our company. Funds paid in satisfaction of judgments, fines, and expenses may be funds we need for operation and growth of our business.

The market for our common stock is limited, and as such our shareholders may have difficulty reselling their shares when desired or at attractive market prices.

Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices. In 2001, our stock began trading on The Over the Counter Bulletin Board, now known as the OTC Markets. Our common stock trades in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchases of our common stock at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on a major stock exchange, such as The New York Stock Exchange or The Nasdaq National Market.

Our common stock has been subject to the Securities and Exchange Commission’s “penny stock” regulations, which may limit the liquidity of common stock held by our shareholders.

At the present time, our common stock trades on the OTC Markets’ OTCQB Market Tier under the symbol “SCIA:OTCQB.” Our common stock trades on the OTC Bulletin Board. Based on its trading price, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to regulations, which affected the ability of broker-dealers to sell our securities. Broker-dealers who recommend a “penny stock” to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser’s written agreement to a transaction prior to sale.

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

The increasing costs of being a public company may strain our resources and impact our business, financial condition and results of operations.

As a public company, we are subject to reporting requirements of the Securities Exchange Act of 1934, as amended or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.

These requirements may place a strain on our systems and resources in the future and may require us to hire additional accounting and financial staff with the appropriate public company experience and technical accounting knowledge. In addition, the failure to maintain such internal controls can result in our being unable to provide timely and reliable financial information which could potentially subject us to sanctions and investigations of the Securities and Exchange Commission or events could have an adverse effect on our business, financial condition or results of operation. Although we have taken steps to maintain our internal control structure as required by the Exchange Act and the Sarbanes-Oxley Act, we cannot provide any assurances that controlled deficiencies will not occur in the future.

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

Our Articles of Incorporation authorize us to issue up to 260,000 shares of preferred stock. The issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control.

We have not paid dividends on our common stock in the past and do not expect to do so in the future.

We have never declared or paid cash dividends on our shares of common stock and do not expect to do so in the foreseeable future. We intend to retain future earnings for use in the business. As a result, investors must rely on sales of the common stock after price appreciation, which may not occur, as the only way to realize future gains on their investments.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our office and manufacturing facilities are located at 2839 Charter Street, Columbus, Ohio, where we occupy approximately 32,000 square feet. We moved our operations into this facility in 2004. The lease on the property expires on August 16, 2014. We believe these facilities are in good condition and adequate for our current needs. We anticipate the need for additional manufacturing and warehouse space in 2014 or 2015.

We are current on all operating lease liabilities.

ITEM 3. LEGAL PROCEEDINGS.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our common stock currently trades on the OTC Markets’ OTCQB Market Tier under the symbol “SCIA:OTCQB.” The following table sets forth for the periods indicated the high and low bid quotations for our common stock.

	High	Low

Fiscal 2012

Quarter Ended March 31, 2012	$1.65	$1.10

Quarter Ended June 30, 2012	1.65	1.01

Quarter Ended September 30, 2012	2.40	1.02

Quarter Ended December 31, 2012	2.40	1.01

Fiscal 2011

Quarter Ended March 31, 2011	$3.50	$2.30

Quarter Ended June 30, 2011	3.30	2.25

Quarter Ended September 30, 2011	3.30	1.01

Quarter Ended December 31, 2011	2.50	1.50

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

Holders of Record

As of December 31, 2012, there were approximately 425 holders of record of our common stock and 3,826,898 shares outstanding. At December 31, 2012 there were approximately 45 holders of Series B Preferred stock and 24,152 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings for use in the business.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2012, concerning shares of our common stock that may be issued upon the exercise of options and rights under our existing equity compensation plans and arrangements approved by our shareholders. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights, and the number of shares remaining available for future grants (excluding the shares to be issued upon exercise of outstanding options and other rights).

	Number of Securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	842,250	$4.83	268,000

________________

(1)	Equity compensation plans approved by shareholders include our 2011 Stock Option Plan, 2006 Stock Option Plan and 1995 Stock Option Plan.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Executive Summary

During 2012 and 2011 we invested approximately $1.9 million in new equipment. We continued to develop transparent conductive oxide systems for the solar and glass industries and added domestic and international customers for these products. Despite short term uncertainties, the solar industry is projected to have strong growth for the next few decades. In addition, the Thin Film Solar (TFS) market, which we serve, is expected to gain market share during that period. Given current market opportunities, we continue to invest in research and development, marketing, and sales. These investments have resulted in ongoing production orders with periodic releases and intermittent repeat orders from several customers, as well as trial and qualification orders that were shipped to customers in the solar industry throughout 2011 and 2012. In August 2012, a customer announced it was reorganizing its manufacturing operations which impacted our shipments for the remainder of 2012. We had no shipments to this customer during the final four months of 2012. This customer represented approximately 5% of our revenue in 2012. In December 2012, we were notified by this customer that it expected to restart operations during the second quarter of 2013. We continue to work closely with all of our customers and are positioned to meet their near term product requirements.

During the period from 2007 through 2012, we invested over $4 million in new equipment to increase our manufacturing capacity and expand our testing capabilities to position the Company to become a meaningful supplier of Zinc Oxide based Transparent Conductive Oxides (TCO) to the TFS and glass industries.

We continue to invest in developing new products for all current markets including our ongoing efforts in transparent conductive oxide systems. These efforts include accelerating time to market for those products and involve research and development expense beyond the scope of specific government grants and awards.

For the year ended December 31, 2012, we had total revenue of $8,757,149. This was a decrease of $395,555, or 4.3% when compared to 2011. Total revenue decreased primarily due to less contract revenue of approximately $379,000 in 2012 compared to 2011 as two grants drew to a close in 2011. Product revenue in 2012 remained constant despite lower revenue from a high priced raw material and the loss of a large customer which closed its manufacturing facility during the first quarter of 2011. We shipped approximately $450,000 to this customer during 2011 versus approximately $1.9 million during 2010. In 2012, the loss of this revenue was offset by sales to new and existing customers.

Gross profit was $1,657,162 for year ended December 31, 2012 compared to $1,533,692 for 2011, an increase of 8.1%. The increase in gross profit in 2012 was attributed to improved product mix and improved production efficiencies which resulted in lower production costs. Gross margin was 18.9% for 2012 compared to 16.8% in 2011.

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

Loss from operations was $264,479 for the year ended December 31, 2012 compared to $641,675 for the year ended December 31, 2011. Loss applicable to common stock was $350,124 for the year ended December 31, 2012 compared to $914,758 for the year ended December 31, 2011. The improvement was attributed to the increase in gross profit and a reduction in research and development expenses. We had $136,889 in non-cash stock compensation expense during 2012 compared to $115,406 during 2011. These charges had a material effect on our Statements of Operations each year. These ongoing non-cash stock compensation charges will continue in 2013.

Given current market opportunities, we continue to invest in research and development, marketing, and sales. This has resulted in trial and qualification orders that were shipped to customers in the solar industry throughout 2012 and 2011. This should allow us to gain market share and be poised to receive large orders in Thin Film Solar applications as this market grows, which we anticipate could begin growing during the second half of 2013.

Results of Operations

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2012 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and license useful lives, revenue recognition, tax valuation, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Year 2012 As Compared to Year 2011

Revenue

For the year ended December 31, 2012, we had total revenue of $8,757,149. This was a decrease of $395,555, or 4.3% when compared to 2011. Total revenue decreased primarily due to less contract revenue of approximately $379,000 in 2012 compared to 2011 as two grants drew to a close in 2011. Year over year product revenue remained constant in 2012 despite lower revenue from a high priced raw material and the loss of $450,000 of revenue from a large customer which closed its manufacturing facility during the first quarter of 2011. The loss of this customer’s revenue was offset by increased demand from new and existing customers. We anticipate that product revenue will be less in the first quarter of 2013 compared to the first quarter of 2012 due to a periodic inventory adjustment by one of our large customers. We also anticipate that contract research revenue will be less in 2013 due to the remaining grant coming to a close during the first quarter of 2013. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse effect on our business.

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

Gross Profit

Gross profit was $1,657,162 for year ended December 31, 2012, compared to $1,533,692 for 2011, an increase of 8.1% despite the decrease in revenue. The increase in gross profit in 2012 was attributed to improved product mix and lower production costs due to improved manufacturing efficiencies. Gross profit was 18.9% of total revenue for 2012 compared to 16.8% in 2011.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2012 increased to $1,109,197 from $1,042,865 for the year ended December 31, 2011, or 6.4%. General and administrative expense for 2012 included higher non-cash stock compensation expense of approximately $53,000 and higher professional fees of approximately $14,000. Also included in 2012 was expense of $30,000 to increase the allowance for doubtful accounts. These increases offset savings of approximately $30,000 related to compensation, rent and office expense. We continue to monitor all expenses.

Professional Fees

Included in General and administrative expense was $202,690 and $192,415 for professional fees for the years ended December 31, 2012 and 2011, respectively. An increase in accounting fees was partially offset by lower professional fees in other areas. These expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations’ fees.

Research and Development Expense

Research and development expense for the year ended December 31, 2012 was $309,816 compared to $619,940 during 2011, a decrease of 50.0%. Expense related to developing innovative transparent conductive oxide systems was lower by approximately $165,000 during 2012. In 2011 we worked through initial material production issues and implemented various test procedures. Additional savings during 2012 of approximately $123,000 included reductions in spending in other research areas due to less material required and lower compensation expense. A non-cash impairment charge of approximately $39,000 was included in 2011.

Marketing and Sales Expense

Marketing and sales expense for the year ended December 31, 2012 decreased 1.9% to $502,628 from $512,562 for the same period in 2011. The decrease was related to lower commissions to our outside manufacturing sales representatives and less travel expense.

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $136,889 and $111,402 for the years ended December 31, 2012 and 2011, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non cash stock based compensation expense related to operating expense was $505,907 as of December 31, 2012 and will be recognized through 2017.

Interest Expense

Interest expense was $86,693 and $84,198 for the years ended December 31, 2012 and 2011, respectively. The slight increase was due to the addition of loan proceeds received from an agency of the State of Ohio and a promissory note from our bank.

Income Tax Benefit/Expense

Income tax benefit for the year ended December 31, 2012 was $27,348. Income tax expense for the year ended December 31, 2011 was $165,899. The tax benefit for the year ended December 31, 2012, primarily related to the reversal of an accrual. During 2011, we determined a full valuation allowance against our remaining deferred tax assets was necessary. As a result, we recorded a non-cash charge of $156,000 during 2011. The valuation allowance does not impact our ability to utilize our net operating loss carryforwards to offset taxable earnings in the future.

Income taxes are accounted for using the asset and liability approach in accordance with FASB ASC Topic 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered.

Loss Applicable to Common Stock

Loss applicable to common stock was $350,124 for the year ended December 31, 2012 compared to a loss of $914,758 for the year ended December 31, 2011. This improvement was attributed to the increase in gross profit, lower operating expense and less income tax expense during 2012 compared to 2011. In addition, we had $136,889 and $115,406 in non-cash stock compensation expenses during 2012 and 2011, respectively. These charges had a material effect on our Statement of Operations.

Common Stock

The following schedule represents our outstanding common stock during the period of 2013 through 2019 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at December 31, 2012, if each shareholder exercises his or her options, it would increase our common shares by 842,250 to 4,669,148 by December 31, 2019. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options	Potential	Weighted
	due to	shares	Average
Year	expire	outstanding	Exercise Price
2013	30,250	3,857,148	$1.00
2014	180,000	4,037,148	$4.36
2015	140,000	4,177,148	$2.97
2016	36,000	4,213,148	$3.25
2017	-	4,213,148	-
2018	6,000	4,219,148	$3.10
2019	450,000	4,669,148	$6.00

Liquidity and Capital Resources

Cash

As of December 31, 2012, cash on-hand was $630,819. Cash was $798,069 at December 31, 2011. In 2012, we invested approximately $588,000 in new production equipment. We received net proceeds of approximately $472,000 from a loan with an agency of the State of Ohio and our bank for this equipment. We believe, based on forecasted sales and expenses, that cash flow from operations will be adequate to sustain operations at least through December 31, 2013.

Working Capital

At December 31, 2012, working capital was $802,187 compared to $812,398 at December 31, 2011, a decrease of $10,211 or 1.3%. As discussed below cash decreased approximately $167,000 for the twelve months ended December 31, 2012. Accounts receivable decreased approximately $4,000. Inventories decreased approximately $230,000 due to less high priced raw material on hand at December 31, 2012 compared to December 31, 2011. Prepaid expenses increased approximately $144,000 due to payments made late in 2012 for raw material that was delivered during the first quarter of 2013. Accounts payable was lower by approximately $103,000 at December 31, 2012 compared to December 31, 2011 due to inventory received late in 2011 that was paid in 2012. Customer deposits increased approximately $59,000 due to deposits received late in 2012 for orders scheduled to ship in the first quarter of 2013. Current capital lease obligations decreased by approximately $71,000 while current notes payable decreased by approximately $115,000 due to scheduled monthly payments.

Cash from Operations

Net cash provided by operating activities was approximately $437,000 for the year ended December 31, 2012 and net cash used by operating activities was approximately $3,000 for the year ended December 31, 2011. In addition to the changes in various current assets and liabilities mentioned above, non cash expenses for depreciation, accretion and amortization increased to approximately $588,000 during 2012 from $538,000 during 2011, an increase of 9.2%. This increase is related to the purchase of additional machinery and equipment. Included in expenses were non cash stock based compensation costs of $136,889 and $115,406, and non cash inventory adjustments of approximately $42,000 and $8,000 for the years ended December 31, 2012 and 2011, respectively. A non cash charge during 2012 of $30,000 increased the allowance for doubtful accounts. Other non cash charges during 2011 were patent impairment of approximately $39,000 and deferred income taxes of $156,000.

Cash from Investing Activities

Cash of approximately $588,000 and $1,095,000 was used for investing activities during the years ended December 31, 2012 and 2011, respectively. The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.

Cash from Financing Activities

Cash of approximately $17,000 was used in financing activities for the year ended December 31, 2012. Principal payments to third parties for capital lease obligations and notes payable approximated $950,000. Proceeds from notes payable were approximately $934,000 of which $462,000 was received from the Ohio Department of Development and used to pay a portion of the Note from The Huntington National Bank.

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

Debt Outstanding

Total debt outstanding decreased during 2012 from approximately $1,775,000 to approximately $1,758,000, or approximately 1%. We paid cash of approximately $292,000 towards principal amounts of capital lease obligations during 2012 reducing capital lease obligations outstanding at December 31, 2012 to approximately $385,000. We received proceeds from notes payable during 2012 of approximately $934,000, of which $462,000 was used to reduce a short term note payable from our bank. In addition, we paid cash of approximately $196,000 towards principal amounts of notes payable.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine our liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through December 31, 2013.  This forecast was based on current cash levels and debt obligations, and best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the industry in which we operate. Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

We do not currently have any available sources of funding.  Our revolving line of credit arrangement with our senior lender expired on April 13, 2012.  There was no balance outstanding under this arrangement at maturity.  We did not have the need to draw on the revolving line of credit since the original commitment date of January 13, 2009.  We do not anticipate the need for a similar credit facility in 2013; although we may pursue revolving credit arrangements as working capital requirements increase. Our ability to obtain a new line, if deemed necessary, is not certain.

Should projected sales levels fall below the minimum levels expected to be achievable, additional cost reduction actions could be instituted which might facilitate the continued operation of the Company but the achievement of such reductions and the timing of their impact are not readily predictable.

We believe, based upon existing cash levels and expectations of operating results, that we will have sufficient liquidity to continue operations throughout 2013.

Government Grants and Contracts

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets. These targets are used in the manufacture of thin film photovoltaics. This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology. The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010. Revenue totaled $217,260 during 2012 compared to $263,008 during 2011. Total expenditures for the project through December 31, 2012 were $685,230. The work on the contract is expected to conclude during the first quarter of 2013.

During the third quarter of 2009 we received notification from the Department of Energy (DOE) of an Assistance Agreement in the amount of approximately $650,000. This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Homogenous BSCCO-2212 Round Wires for Very High Field Magnet Applications.” Revenue was $2,278 during, 2012 compared to $290,645 during 2011. Total expenditures of the project through December 31, 2012 were $643,869. The work on the contract concluded in late 2011, with the exception of final reporting, which was completed in 2012.

During the third quarter of 2008 we received notification from the Department of Energy of a Notice of Financial Assistance Award in the amount of approximately $750,000. This grant provides support for Phase II of a Small Business Innovation Research (SBIR) award entitled “Flux Pinning Additions to Increase Jc Performance in BSCCO-2212 Round Wire for Very High Field Magnets.” Revenue was $6,831 during 2012 and $51,934 during 2011. Total expenditures of the project through December 31, 2012 were $748,683. The work on the contract began during the third quarter of 2008 and was completed, with the exception of final reporting, during 2011. The final reporting was completed during 2012.

We anticipate that contract research revenue will be less in 2013. We expect the remaining active grant to be completed during the first quarter of 2013. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse effect on our business.

The granting agency may suspend or terminate the award in whole or in part if we fail to materially comply with the terms and conditions. We expect to complete the award while complying with the terms and conditions.

Inflation

We believe there has not been a significant impact from inflation on our operations during the past three fiscal years.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our balance sheets as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2012 and 2011, together with the Report of Independent Registered Public Accounting Firm thereon appear beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for all periods presented.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012. The matter involving internal controls over financial reporting that management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board (PCAOB) was insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f)) that occurred in the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2013 Annual Meeting of Shareholders scheduled to be held on June 14, 2013, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2013 Annual Meeting of Shareholders scheduled to be held on June 14, 2013, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2013 Annual Meeting of Shareholders scheduled to be held on June 14, 2013, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our proxy statement relating to our 2013 Annual Meeting of Shareholders scheduled to be held on June 14, 2013, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Independent Public Accounting Firm for the year ended December 31, 2012” in our proxy statement relating to our 2013 Annual Meeting of Shareholders scheduled to be held on June 14, 2013, and is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit	Exhibit
Number	Description

3(a)	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4(c)	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4(d)	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(e)	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(f)	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4(g)	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4(h)	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

10(a)	Employment Agreement entered into as of February 26, 2002, between Daniel Rooney and the Company (Incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(b)	Lease Agreement between Superconductive Components, Inc. and Duke Realty Ohio dated as of September 29, 2003, with Letter of Understanding dated February 17, 2004 (Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-QSB, filed on March 31, 2004)

10(c)	License Agreement with Sandia Corporation dated February 26, 1996 (Incorporated by reference to Exhibit 10(f) to the Company’s Form 10-SB Amendment No. 1, filed on January 3, 2001)

10(d)	Nonexclusive License with The University of Chicago (as Operator of Argonne National Laboratory) dated October 12, 1995 (Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-SB Amendment No. 1, filed on January 3, 2001)

10(e)	Nonexclusive License with The University of Chicago (as Operator of Argonne National Laboratory) dated October 12, 1995 (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-SB Amendment No. 1, filed on January 3, 2001)

10(f)	Ohio Department of Development Third Frontier Action Fund Award dated February 20, 2004 (Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-KSB, filed on March 30, 2004)

10(g)	Ohio Department of Development Third Frontier Advanced Energy Program Award (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 16, 2008).

10(h)	Business Loan Agreement between the Company and The Huntington National Bank, dated as of January 13, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 23, 2009).

10(i)	Notification from the Ohio Department of Development Third Frontier Photovoltaic Program of grant to be awarded dated December 17, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 22, 2009).

10(j)	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 26, 2012).

10(k)	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 9, 2012).

10(l)	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10(m)	Description of resolution to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10(n)	Description of Business Loan Agreement between the Company and The Huntington National Bank, dated as of October 15, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10(o)	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Department of Development (Incorporated by reference to the Company’s Current Report on Form 10-K, dated March 19, 2013).

14(a)	SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com)

22(a)	Description of submission of matters to a vote of security holders (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 14, 2012).

22(b)	Description of submission of matters to a vote of security holders for the election of five members to the board of directors (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 13, 2011).

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

99.1	Press Release dated March 19, 2013, entitled “SCI Engineered Materials, Inc., Reports Fourth Quarter and Full Year 2012 Results.”

101	The Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011 (ii) Consolidated Statements of Operations for the year ended December 31 2012 and 2011, (iii) Consolidated Statement of Changes in Equity for the years ended December 31, 2012 and December 2011, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2012 and 2011, and (v) Notes to Financial Statements.

 _____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: March 19, 2013	By:	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of March 2013.

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

25

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SCI Engineered Materials, Inc.

Columbus, Ohio

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Columbus, Ohio

March 19, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

ASSETS

	2012	2011

Current Assets
Cash	$630,819	$798,069
Accounts receivable
Trade, less allowance for doubtful accounts of $45,000 and $15,000, respectively	439,627	488,031
Contract	12,427	23,962
Other	1,248	5,610
Inventories	815,075	1,045,503
Prepaid expenses	209,422	65,292
Total current assets	2,108,618	2,426,467

Property and Equipment, at cost
Machinery and equipment	7,015,504	6,135,664
Furniture and fixtures	137,911	134,666
Leasehold improvements	317,870	317,870
Construction in progress	12,195	323,326
	7,483,480	6,911,526
Less accumulated depreciation	(4,254,302)	(3,692,401)
	3,229,178	3,219,125

Other Assets
Deposits	15,332	18,425
Deferred financing fees	38,543	51,779
Intangibles	12,889	15,453
Total other assets	66,764	85,657

TOTAL ASSETS	$5,404,560	$5,731,249

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

LIABILITIES AND SHAREHOLDERS' EQUITY

	2012	2011

Current Liabilities
Capital lease obligations, current portion	$221,366	$292,488
Notes payable, current portion	316,571	432,064
Accounts payable	260,531	363,790
Customer deposits	313,745	255,122
Accrued compensation	76,646	56,610
Accrued expenses and other	117,572	213,995
Total current liabilities	1,306,431	1,614,069

Capital lease obligations, net of current portion	163,331	384,697
Notes payable, net of current portion	1,057,104	665,706
Total liabilities	2,526,866	2,664,472

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative,
nonvoting, no par value, $10 stated value, optional
redemption at 103%; optional shareholder conversion 2 shares for 1;
24,152 shares issued and outstanding	417,830	393,678
Common stock, no par value, authorized 15,000,000 shares;
3,826,898 and 3,802,898 shares issued and outstanding, respectively	9,800,100	9,766,740
Additional paid-in capital	1,758,358	1,678,981
Accumulated deficit	(9,098,594)	(8,772,622)
	2,877,694	3,066,777

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,404,560	$5,731,249

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Product revenue	$8,530,780	$8,547,118
Contract research revenue	226,369	605,586
Total revenue	8,757,149	9,152,704

Cost of product revenue	6,913,807	7,187,255
Cost of contract research revenue	186,180	431,757
Total cost of revenue	7,099,987	7,619,012

Gross profit	1,657,162	1,533,692

General and administrative expense	1,109,197	1,042,865

Research and development expense	309,816	619,940

Marketing and sales expense	502,628	512,562

Loss from operations	(264,479)	(641,675)

Interest income	1,123	2,736
Interest expense	(86,693)	(84,198)
(Loss) gain on disposal of equipment	(1,441)	259
Miscellaneous, net	(1,830)	(1,829)
Other expense	(88,841)	(83,032)

Loss before income taxes	(353,320)	(724,707)

Income tax (benefit) expense	(27,348)	165,899

Net loss	(325,972)	(890,606)

Dividends on preferred stock	(24,152)	(24,152)

LOSS APPLICABLE TO COMMON STOCK	$(350,124)	$(914,758)

Earnings per share - basic and diluted
(Note 6)

Loss per common share
Basic	$(0.09)	$(0.24)
Diluted	$(0.09)	$(0.24)

Weighted average shares outstanding
Basic	3,814,996	3,781,717
Diluted	3,814,996	3,781,717

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2012 AND 2011

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 1/1/11	$393,678	$9,725,390	$1,587,727	$(7,882,016)	$3,824,779

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2F)	-	-	115,406	-	115,406

Proceeds from exercise of stock options (Note 6)	-	41,350	-	-	41,350

Payment of cumulative dividends	(24,152)	-	-	-	(24,152)

Net loss	-	-	-	(890,606)	(890,606)

Balance 12/31/11	$393,678	$9,766,740	$1,678,981	$(8,772,622)	$3,066,777

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2F)	-	-	103,529	-	103,529

Common stock issued	-	33,360	-	-	33,360

Net loss	-	-	-	(325,972)	(325,972)

Balance 12/31/12	$417,830	$9,800,100	$1,758,358	$(9,098,594)	$2,877,694

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(325,972)	$(890,606)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and accretion	585,085	534,996
Amortization	2,564	3,088
Stock based compensation	136,889	115,406
Patent impairment	-	38,726
Loss (gain) on disposal of equipment	1,441	(259)
Deferred income taxes	-	156,000
Inventory reserve	42,365	7,635
Change in allowance for doubtful accounts	30,000	(530)
Changes in operating assets and liabilities:
Accounts receivable	34,301	164,944
Inventories	188,063	291,288
Prepaid expenses	(144,130)	(13,922)
Other assets	16,329	(48,575)
Accounts payable	(103,260)	(209,950)
Accrued expenses and customer deposits	(26,404)	(151,456)
Net cash provided by (used in) operating activities	437,271	(3,215)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	-	425
Purchases of property and equipment	(587,939)	(1,095,289)
Net cash used in investing activities	(587,939)	(1,094,864)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	41,350
Proceeds from notes payable	933,729	846,747
Principal payments on capital lease obligations and notes payable	(950,311)	(479,549)
Payment for accumulated dividends on preferred stock	-	(24,152)
Net cash (used in) provided by financing activities	(16,582)	384,396

NET DECREASE IN CASH	$(167,250)	$(713,683)

CASH - Beginning of year	798,069	1,511,752

CASH - End of year	$630,819	$798,069

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the year for:
Interest	$86,693	$84,198
Income taxes	$455	$713

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by capital lease	$-	$185,000
Increase in asset retirement obligation	$8,640	$6,624

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

A. Cash - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash.

B. Fair Value of Financial Instruments - The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see Note 9).

C. Concentrations of Credit Risk - The Company’s cash balances, which are at times in excess of federally insured levels, are maintained at a large regional bank and a global investment banking group, and are continually monitored to minimize the risk of loss. The Company grants credit to most customers, who are varied in terms of size, geographic location and financial strength. Customer balances are continually monitored to minimize the risk of loss.

The Company’s two largest customers accounted for 48% and 15% of total revenue in 2012. These two customers represented 30% of the Accounts Receivable trade balance at December 31, 2012. The Company subsequently collected all outstanding accounts receivables as of December 31, 2012 from these customers. A third customer had a balance of approximately $114,000, or 24% of the Accounts Receivable trade balance at December 31, 2012.

The Company’s two largest customers accounted for 47% and 13% of total revenue in 2011. These two customers represented 46% of the Accounts Receivable trade balance at December 31, 2011.

D. Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was approximately $45,000 and $15,000 as of December 31, 2012 and 2011, respectively. This estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)

E. Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory, lower of cost or market, and excess inventory quantities based on management’s estimate of net realizable value. The Company had an inventory reserve of $100,000 at December 31, 2012 and $57,635 at December 31, 2011.

F. Property and Equipment - Property and equipment are carried at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the assets. Useful lives range from three years on computer equipment to sixteen years on certain equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense totaled $576,445 and $528,372 for the years ended December 31, 2012 and 2011, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred. Construction in progress of approximately $12,000 at December 31, 2012 consisted of two pieces of equipment that were placed in service during the first quarter of 2013.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. There was no property and equipment considered impaired during 2012 or 2011.

G. Deferred Financing Costs - Deferred financing costs are amortized over the term of the related debt using the straight-line method, the result of which is not materially different from the use of the interest method.  Deferred financing costs totaled $47,982 and $57,421 at December 31, 2012 and 2011, respectively.  The related amortization expense of these costs for the years ended December 31, 2012 and 2011 was $9,439 and $8,652, respectively, and is included in interest expense on the statements of operations.

H. Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present. If necessary, an impairment loss is recorded for the excess of carrying value over fair value. As a result of this review, the Company recorded a non-cash impairment charge of approximately $39,000 during 2011.

Licenses - The Company secured licenses to produce various superconductive materials for periods up to the expiration of the applicable patents. The license fees were amortized over the expected life of the agreement or applicable patent, which was seventeen years. Cost and accumulated amortization of licenses at December 31, 2012 were $21,000. Cost and accumulated amortization of licenses at December 31, 2011 were $21,000 and $20,265, respectively. Amortization expense was $735 in 2012 and $1,259 during 2011.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)

Patent - The Company has secured patents for manufacturing processes used in its operations. Costs incurred to secure the patents have been capitalized and are being amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2012 were $36,473 and $23,584 respectively. Cost and accumulated amortization of the patents at December 31, 2011 were $36,473 and $21,755 respectively. Amortization expense was approximately $1,830 for the years ended December 31, 2012 and 2011. Amortization expense is estimated to be at least $1,830 for each of the next five years.

I. Revenue Recognition - Revenue from product sales is recognized upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Revenue from contract research provided for third parties is recognized on the percentage of completion method. Contract research revenue is recognized during the period in which qualifying expenses are incurred for the research that is performed as set forth under the terms of the grant award agreements.

J. Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Non cash stock based compensation expense was $103,529 and $115,406 for the years ended December 31, 2012 and 2011, respectively. In addition, 2012 included $33,360 of non cash stock based compensation expense for stock grants awarded to the four non-employee board members. Unrecognized compensation expense was $505,907 as of December 31, 2012 and will be recognized through 2017. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

K. Research and Development - Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 2012 and 2011 was $309,816 and $619,940, respectively. The Company continues to develop innovative transparent conductive oxide systems to further align activities with customer needs. Expense related to developing innovative transparent conductive oxide systems was lower during 2012 compared to 2011. These research and development endeavors have moved the Company beyond the scope of the current federal and state grants and awards.

L. Income Taxes - Income taxes are provided for by utilizing the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets are reduced by a valuation allowance which is established when “it is more likely than not” that some portion or all of the deferred tax assets will not be recognized.

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

Note 3.	Inventories

Inventories consist of the following at December 31:

	2012	2011
Raw materials	$346,613	$273,992
Work-in-process	408,491	664,216
Finished goods	159,971	164,930
	915,075	1,103,138
Reserve for obsolete inventory	(100,000)	(57,635)

	$815,075	$1,045,503

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.	Notes Payable

On October 16, 2012, the Company issued a Promissory Note (the “Note”) in the amount of $213,000 to The Huntington National Bank, as Lender, with a maturity date of February 28, 2014. This Note replaced an existing promissory note to the Huntington National Bank which had a balance of $213,000 and an original maturity date of December 31, 2012.

The Note is collateralized by the Company’s inventories, equipment and accounts receivable. Among other items, the Note provides for the following:

-	Interest subject to change from time to time based on changes in LIBOR. The interest rate applied to the unpaid principal balance is at a rate of 4.0 percentage points over LIBOR. Under no circumstance will the interest rate be less than 5.00% per annum or more than the maximum rate allowed by applicable law.

-	Interest only payments through December 31, 2012, with a $25,000 principal payment due December 31, 2012 and another $25,000 due January 31, 2013. Monthly payments of approximately $6,000, including interest, beginning in January 2013 with remaining principal due at maturity in February 2014.

As of December 31, 2012 there was an outstanding balance of $188,000 on this Note.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. Payments of approximately $10,100, including interest, are payable monthly through November 2018. The loan is collateralized by the related project equipment. As of December 31, 2012 there was an outstanding balance of $672,667 on this loan.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). The interest rate was 3% at December 31, 2011 and increased to 10% effective with the first amendment dated March 20, 2012. A second amendment dated June 12, 2012 returned the interest rate to 3% effective April 10, 2012. There is also an annual servicing fee of $1,600 charged quarterly. The loan is being amortized over 84 months through March 2018. Payments were interest only through March 2012. Thereafter, payments of approximately $16,900, including interest, are payable quarterly. The loan is collateralized by the related project equipment. As of December 31, 2012 there was an outstanding balance of $326,329 on this loan.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.	Notes Payable (Continued)

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODOD agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants. On March 20, 2012, the Company and OAQDA entered into The First Amendment to Loan Documents which, among other things, waived the debt service coverage requirement for all quarters through and including December 31, 2012. On September 11, 2012, the OAQDA adopted a resolution which reduced the debt service coverage ratio effective March 31, 2013 and the Third Amendment to Loan Documents related to this resolution was signed on January 26, 2013. The Company is also required to maintain a certain debt to tangible net worth ratio. The Company expects to maintain compliance with all covenants through December 31, 2013.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development in the amount of $400,000. These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance. The Company is making monthly servicing fee, interest and principal payments of approximately $6,000. The loan principal balance will be fully amortized at the end of the term in August 2015. The loan is collateralized by the related project equipment. As of December 31, 2012 the loan had a balance of $186,679. This loan is also subject to certain covenants, including job creation and retention. Due to market conditions the Company informed ODOD that it did not meet the agreed upon job creation covenant at December 31, 2012. Per the agreement, if the Company was unable to meet this requirement, the interest rate on the outstanding balance of the loan shall, at the option of ODOD, increase up to the rate of 6% per annum. On March 5, 2013, the Company signed a First Amendment to the Loan Agreement, and based on the number of jobs created, the job creation covenant was met and satisfied.

Notes payable at December 31 is included in the accompanying balance sheets as follows:

	2012	2011
Huntington National Bank	$188,000	$300,000
ODOD 166 Direct Loan	672,667	175,937
OAQDA 166 Direct Loan	326,329	368,906
ODOD 166 Direct Loan	186,679	252,927
Total notes payable	1,373,675	1,097,770
Less current portion	316,571	432,064
Notes payable, net of current portion	$1,057,104	$665,706

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.	Notes Payable (Continued)

Annual maturities of Notes Payable, for the next five years, are as follows:

2013	$316,571
2014	342,523
2015	221,939
2016	179,145
2017	184,589

Note 5.	Lease Obligations

Operating

The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring at various dates through 2016. Rent expense, which includes various monthly rentals for the years ended December 31, 2012 and 2011 totaled $155,139 and $161,288, respectively. Future minimum lease payments at December 31, 2012 are as follows:

2013	$112,572
2014	70,117
2015	248
2016	207
Total minimum lease payments	$183,144

Capital

The Company also leases certain equipment under capital leases. Future minimum lease payments, by year, with the present value of such payments, as of December 31, 2012 are shown in the following table.

2013	$238,989
2014	94,810
2015	54,012
2016	24,672
Total minimum lease payments	412,483
Less amount representing interest	27,786
Present value of minimum lease payments	384,697
Less current portion	221,366
Capital lease obligations, net of current portion	$163,331

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.	Lease Obligations (continued)

The equipment under capital lease at December 31 is included in the accompanying balance sheets as follows:

	2012	2011
Machinery and equipment	$1,030,405	$2,233,048
Less accumulated depreciation	331,209	847,330
Net book value	$699,196	$1,385,718

These assets are amortized over a period of seven to ten years using the straight-line method and amortization is included in depreciation expense.

The capital leases are structured such that ownership of the leased asset reverts to the Company at the end of the lease term. Accordingly, leased assets are depreciated using the Company's normal depreciation methods and lives.  In 2012, ownership of certain assets were transferred to the Company in accordance with the terms of the leases and these assets have been excluded from the leased asset disclosure above.

Note 6.	Common and Preferred Stock

Common Stock

During 2012, the four non-employee board members each received 6,000 shares of common stock of the Company with an aggregate value of $33,360. This was recorded as non cash stock compensation expense in the financial statements.

In 2011, proceeds of $41,350 were received from the exercise of 27,000 stock options. The exercise price for these options ranged from $1.50 to $2.55. The aggregate intrinsic value of these options was $16,080.

Preferred Stock

Shares of preferred stock authorized and outstanding at December 31, 2012 and 2011 were as follows:

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

The Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2012 and 2011. During 2011, a Series B cash dividend of $24,152 was paid to shareholders of record as of December 31, 2010. At December 31, 2012 and 2011 the Company had accrued dividends on Series B preferred stock of $169,064 and $144,912, respectively. These amounts are included in convertible preferred stock, Series B on the balance sheet at December 31, 2012 and 2011.

Earnings Per Share

Basic income (loss) per share is calculated as income available (loss attributable) to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available (loss attributable) to common stockholders divided by the diluted weighted average number of common shares outstanding. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the years ended December 31, 2012 and 2011, all convertible and preferred stock and common stock options listed in Note 7 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive.

Following is a summary of employee and director stock options and preferred stock, Series B at December 31, 2012 and 2011.

	December 31,	December 31,
	2012	2011
Options	842,250	986,750
Preferred Stock, Series B	24,152	24,152
	866,402	1,010,902

The following is provided to reconcile the earnings per share calculations:

	2012	2011
Loss applicable to common stock	$(350,124)	$(914,758)
Weighted average common shares outstanding - basic	3,814,996	3,781,717
Effect of dilutions - stock options	-	-
Weighted average shares outstanding - diluted	3,814,996	3,781,717

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans

On June 10, 2011, shareholders approved the SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company adopted the 2011 Plan as incentive to key employees, directors and consultants under which options to purchase up to 250,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2012 there were no stock options outstanding from the 2011 Plan.

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan. The Company adopted the 2006 Plan as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2012 there were 582,000 stock options outstanding from the 2006 Plan which expire at various dates through January 2, 2019.

On September 29, 1995, the Company adopted the 1995 Stock Option Plan as incentive to key employees, directors and consultants. As of December 31, 2012 there were 260,250 stock options outstanding from the 1995 Plan which expire at various dates through December 16, 2015. The Company adopted the 1995 Plan as incentive to key employees, directors and consultants under which options to purchase up to 900,000 shares of the Company’s common stock were available to be granted, subject to the execution of stock option agreements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans (continued)

The cumulative status at December 31, 2012 and 2011 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (yrs)	Value
Outstanding at January 1, 2011	783,750	$4.35
Exercised	(17,000)	1.55
Expired	(30,000)	1.90
Outstanding at December 31, 2011	736,750	$4.52
Expired	(144,500)	1.59
Outstanding at December 31, 2012	592,250	$5.23	5.1	$-
Options exercisable at December 31, 2011	419,375	$3.41	3.5	$-
Options exercisable at December 31, 2012	322,250	$4.59	4.3	$-
Options expected to vest	270,000	$6.00	6.0	$-

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans (continued)

Non-Employee Director Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (yrs)	Value
Outstanding at January 1, 2011	282,500	$3.60
Exercised	(10,000)	1.50
Expired	(22,500)	1.46
Outstanding at December 31, 2011	250,000	$3.87
Outstanding at December 31, 2012	250,000	$3.87	1.5	$-
Options exercisable at December 31, 2011	250,000	$3.87	2.5	$-
Options exercisable at December 31, 2012	250,000	$3.87	1.5	$-

Information related to the weighted average fair value of nonvested stock options for the year ended December 31, 2012 is as follows:

		Weighted
		Average
		Exercise
	Stock Options	Price
Employee Stock Options
Nonvested options at January 1, 2012	317,375	$5.98
Expired	(875)	3.10
Vested	(46,500)	5.91
Nonvested options at December 31, 2012	270,000	$6.00

Exercise prices range from $1.00 to $6.00 for options at December 31, 2012. The weighted average option price for all options outstanding was $4.83 with a weighted average remaining contractual life of 4.0 years at December 31, 2012. The weighted average option price for all options outstanding was $4.35 with a weighted average remaining contractual life of 4.4 years at December 31, 2011.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.	Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31.

	2012	2011
Deferred tax assets
NOL carryforwards	$1,398,000	$1,436,000
General business credits carryforwards	182,000	125,000
Stock based compensation	80,000	80,000
UNICAP	19,000	19,000
Allowance for doubtful accounts	16,000	6,000
Reserve for obsolete inventories	36,000	21,000
Reserve for asset retirement	15,000	12,000
Property and equipment	(88,000)	(76,000)
	1,658,000	1,623,000
Valuation allowance	(1,658,000)	(1,623,000)
Net	$-	$-

A valuation allowance has been recorded against the realizability of the net deferred tax asset such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $1,658,000 and $1,623,000 at December 31, 2012 and 2011, respectively.

The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,000,000 and $4,100,000, at December 31, 2012 and 2011, respectively, which expire in varying amounts through 2031.

For the years ended December 31, 2012 and 2011, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2012	2011
Federal statutory rate	(35.0)%	(35.0)%
State/city tax	(8.4)	1.4
Non-deductible expense	11.3	5.6
Valuation allowance	23.7	50.9
Effective rate	(8.4)%	22.9%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.	Income Taxes (continued)

Components of income taxes are as follows:

	2012	2011
Current	$(27,000)	$10,000
Deferred:
NOL utilization/expiration	38,000	82,000
General business credits	(57,000)	(126,000)
Other temporary differences	(17,000)	3,000
Change in valuation allowance	36,000	197,000
Total	$(27,000)	$166,000

The Company follows guidance issued by the Financial Accounting Standards Board (“FASB”) with respect to accounting for uncertainty in income taxes.  A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination.  For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded.

The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2012 and 2011.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2009 through 2011 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, short-term notes payable and capital lease obligations and current maturities of long-term notes payable and capital lease obligations: Amounts reported in the balance sheet approximate fair market value due to the short maturity of these instruments.

•	Long-term note payable obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on the obligations range from 3% to 5%, which approximates current fair market rates.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note10.	Asset Retirement Obligation

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2011	$25,594
Increase in present value of the obligation
(accretion expense in the corresponding amount
charged against earnings)	6,624
Balance at December 31, 2011	$32,218
Increase in present value of the obligation
(accretion expense in the corresponding amount
charged against earnings)	8,640
Balance at December 31, 2012	$40,858

Note 11.	Subsequent Events

On February 15, 2013 the four non-employee board members each received compensation of 1,500 shares of common stock of the Company with an aggregate value of approximately $10,000. This was recorded as non cash stock compensation expense in the financial statements during 2013.

On January 2, 2013, the Company entered into a capital lease agreement for $86,389 for the purchase of new production equipment. This lease includes a term of 60 months and an interest rate of 4.9%.

Note 12.	Liquidity

Management has forecasted the Company’s revenues and related costs as well as its investing plans and financing needs to determine its liquidity to meet cash flow requirements and believes it will have sufficient liquidity at least through December 31, 2013.  This forecast was based on current cash levels and debt obligations, and management’s best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the industry in which the Company operates.    The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which management believes will occur.

The Company does not currently have any available sources of funding.  The Company’s revolving line of credit arrangement with its senior lender expired on April 13, 2012.  There was no balance outstanding under this arrangement at maturity.  The Company did not have the need to draw on the revolving line of credit since the original commitment date of January 13, 2009.  The Company does not anticipate the need for a similar credit facility in 2013; although management may pursue revolving credit arrangements as working capital requirements increase. The Company’s ability to obtain a new line if deemed necessary is not certain.

Should projected sales levels fall below the minimum levels expected to be achievable by management, additional cost reduction actions could be instituted which might facilitate the continued operation of the Company but the achievement of such reductions and the timing of their impact are not readily predictable.

Management believes based upon the Company’s existing cash levels and its expectations of operating results that it will have sufficient liquidity to continue operations throughout 2013.

