Form 10-Q
period 2013-03-31
SCI Engineered Materials, Inc.
filed 2013-05-13
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

3,832,898 shares of Common Stock, without par value, were outstanding at April 30, 2013.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	3

	Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (unaudited)	5

	Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	Mine Safety Disclosures.	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.

Signatures.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2013	2012
	(UNAUDITED)
Current Assets
Cash	$413,031	$630,819
Accounts receivable, less allowance for doubtful accounts of $42,000 and $45,000, respectively	511,712	453,302
Inventories	681,700	815,075
Prepaid expenses	195,918	209,422
Total current assets	1,802,361	2,108,618

Property and Equipment, at cost
Machinery and equipment	7,081,167	7,015,504
Furniture and fixtures	137,911	137,911
Leasehold improvements	317,870	317,870
Construction in progress	34,701	12,195
	7,571,649	7,483,480
Less accumulated depreciation	(4,397,444)	(4,254,302)
	3,174,205	3,229,178

Other Assets
Deposits	16,960	15,332
Deferred financing fees	36,183	38,543
Intangibles	12,431	12,889
Total other assets	65,574	66,764

TOTAL ASSETS	$5,042,140	$5,404,560

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2013	2012
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$207,278	$221,366
Notes payable, current portion	381,874	316,571
Accounts payable	275,017	260,531
Customer deposits	226,948	313,745
Accrued compensation	84,642	76,646
Accrued expenses and other	113,695	117,572
Total current liabilities	1,289,454	1,306,431

Capital lease obligations, net of current portion	206,558	163,331
Notes payable, net of current portion	894,555	1,057,104
Total liabilities	2,390,567	2,526,866

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	423,868	417,830
Common stock, no par value, authorized 15,000,000 shares; 3,832,898 and 3,826,898 shares issued and outstanding, respectively	9,810,240	9,800,100
Additional paid-in capital	1,777,615	1,758,358
Accumulated deficit	(9,360,150)	(9,098,594)
	2,651,573	2,877,694

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,042,140	$5,404,560

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012

Product revenue	$1,369,870	$1,814,542
Contract research revenue	63,732	68,490
	1,433,602	1,883,032

Cost of product revenue	1,205,484	1,513,890
Cost of contract research revenue	54,519	53,997
	1,260,003	1,567,887

Gross profit	173,599	315,145

General and administrative expense	295,210	280,913

Research and development expense	64,120	96,822

Marketing and sales expense	105,324	112,668

Loss from operations	(291,055)	(175,258)

Other income/(expense)
Interest, net	(20,463)	(19,690)
Gain on sale of equipment	50,000	-
	29,537	(19,690)

Loss before provision for income taxes	(261,518)	(194,948)

Income tax expense (benefit)	38	(5,185)

Net loss	(261,556)	(189,763)

Dividends on preferred stock	6,038	6,038

LOSS APPLICABLE TO COMMON STOCK	$(267,594)	$(195,801)

Earnings per share - basic and diluted
(Note 6)

Loss per common share
Basic	$(0.07)	$(0.05)
Diluted	$(0.07)	$(0.05)

Weighted average shares outstanding
Basic	3,829,898	3,805,931
Diluted	3,829,898	3,805,931

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(261,556)	$(189,763)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and accretion	150,645	143,524
Amortization	457	772
Stock based compensation	35,435	35,096
Gain on sale of equipment	(50,000)	-
Inventory reserve	5,437	95
Credit for doubtful accounts	(3,294)	-
Changes in operating assets and liabilities:
Accounts receivable	(55,116)	(22,055)
Inventories	127,938	(470,699)
Prepaid expenses	13,504	(54,563)
Other assets	733	6,859
Accounts payable	14,486	205,315
Accrued expenses and customer deposits	(84,838)	400,557
Net cash (used in) provided by operating activities	(106,169)	55,138

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	50,000	-
Purchases of property and equipment	(7,123)	(37,167)
Net cash provided by (used in) investing activities	42,877	(37,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations and notes payable	(154,496)	(127,252)
Net cash used in financing activities	(154,496)	(127,252)

NET DECREASE IN CASH	(217,788)	(109,281)

CASH - Beginning of period	630,819	798,069

CASH - End of period	$413,031	$688,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$20,683	$20,111
Income taxes	38	-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment purchased by capital lease	86,389	-
Increase in asset retirement obligation	2,160	2,160

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. The Company is a global supplier and manufacturer of advanced materials for Physical Vapor Deposition Thin Film Applications. Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

Note 2.	Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2012. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3.	Common Stock and Stock Options

Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $35,435 and $35,096 for the three months ended March 31, 2013 and 2012, respectively. Unrecognized non cash stock compensation expense was $480,612 as of March 31, 2013 and will be recognized through 2017. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

During the three months ended March 31, 2013 and 2012, the four non-employee board members each received compensation of 1,500 shares of common stock of the Company. The stock had an aggregate value of $10,140 and $8,040 for the three months ended March 31, 2013 and 2012, respectively, and was recorded as non cash stock compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at March 31, 2013 and December 31, 2012, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2012	736,750	$4.52
Expired	(144,500)	1.59
Outstanding at December 31, 2012	592,250	$5.23
Expired	(250)	1.00
Outstanding at March 31, 2013	592,000	$5.23
Options exercisable at December 31, 2012	322,250	$4.59
Options exercisable at March 31, 2013	367,000	$4.76

Non-Employee Director Stock Options

		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2012	250,000	$3.87
Outstanding at December 31, 2012	250,000	$3.87
Expired	(30,000)	1.00
Outstanding at March 31, 2013	220,000	$4.26
Shares exercisable at December 31, 2012	250,000	$3.87
Shares exercisable at March 31, 2013	220,000	$4.26

Exercise prices for options ranged from $2.40 to $6.00 at March 31, 2013. The weighted average option price for all options outstanding was $4.58 with a weighted average remaining contractual life of 3.2 years.

Note 4.	Preferred Stock

The Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2012. Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock were $6,038 for the three months ended March 31, 2013 and 2012. The Company had accrued dividends on Series B preferred stock of $175,102 and $150,950 at March 31, 2013 and 2012, respectively. These amounts are included in Convertible preferred stock, Series B on the balance sheet at March 31, 2013 and 2012.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)
Raw materials	$262,892	$346,613
Work-in-process	367,433	408,491
Finished goods	156,812	159,971
Inventory reserve	(105,437)	(100,000)
	$681,700	$815,075

Note 6.	Earnings Per Share

Basic income (loss) per share is calculated as income available to (loss applicable to) common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three months ended March 31, 2013 and 2012 all convertible preferred stock and common stock options listed in Note 3 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive. The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,
	2013	2012
Loss applicable to common shares	$(267,594)	$(195,801)

Weighted average common shares outstanding – basic	3,829,898	3,805,931

Effect of dilutions	-	-

Weighted average shares outstanding – diluted	3,829,898	3,805,931

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable

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

As of March 31, 2013 there was an outstanding balance of $148,110 on this Note. The Note requires the Company to comply with various restrictive covenants, including a tangible net worth covenant. On May 10, 2013, the Company entered into a modification to the Note with Huntington, whereby Huntington waived the requirement to comply with this covenant for the period ending June 30, 2013. The Company will be required and expects to comply with this covenant beginning September 30, 2013 and through the maturity of the Note in February 2014.

The Company’s revolving line of credit arrangement with its senior lender expired on April 13, 2012.  There was no balance outstanding under this arrangement at maturity.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. Payments of approximately $10,500, including interest, are payable monthly through November 2018. The loan is collateralized by the related project equipment. As of March 31, 2013 there was an outstanding balance of $646,592 on this loan.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). The interest rate was 3% at December 31, 2011 and increased to 10% effective with the first amendment dated March 20, 2012. A second amendment dated June 12, 2012 returned the interest rate to 3% effective April 10, 2012. There is also an annual servicing fee of $1,600 charged quarterly. The loan is being amortized over 84 months through March 2018. Payments were interest only through March 2012. Thereafter, payments of approximately $17,300, including interest and servicing fee, are payable quarterly. The loan is collateralized by the related project equipment. As of March 31, 2013 there was an outstanding balance of $311,923 on this loan.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable (continued)

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODOD agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants. The Company expects to maintain compliance with all covenants through March 31, 2014.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development in the amount of $400,000. These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance. The Company is making monthly servicing fee, interest and principal payments of approximately $6,100. The loan principal balance will be fully amortized at the end of the term in August 2015. The loan is collateralized by the related project equipment. As of March 31, 2013 the loan had a balance of $169,805. This loan is also subject to certain covenants, including job creation and retention. On March 5, 2013, the Company signed a First Amendment to the Loan Agreement, which changed the number of jobs to be created. The Company expects to maintain compliance with all covenants through March 31, 2014.

Note 8.	Income Taxes

Income tax expense (benefit) consisted of the following for the three months ended March 31:

	2013	2012
Federal – deferred	$-	$-
State and local	38	(5,185)
	$38	$(5,185)

The tax benefit for the three months ended March 31, 2012 was due to the reversal of an accrual. Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at March 31, 2013 and December 31, 2012.   The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,000,000 which expire in varying amounts through 2031.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.	Liquidity

Management has forecasted the Company’s revenues and related costs as well as its investing plans and financing needs to determine its liquidity to meet cash flow requirements and believes it will have sufficient liquidity at least through March 31, 2014.  This forecast was based on current cash levels and debt obligations, and management’s best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the industry in which the Company operates.    The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which management believes will occur.

The Company does not currently have any available sources of additional external funding.  The Company’s revolving line of credit arrangement with its senior lender expired on April 13, 2012.  There was no balance outstanding under this arrangement at maturity.  The Company did not have the need to draw on the revolving line of credit since the original commitment date of January 13, 2009.  The Company does not anticipate the need for a similar credit facility in 2013; although management may pursue revolving credit arrangements as working capital requirements increase. The Company’s ability to obtain a new line of credit, if deemed necessary, is not certain.

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

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2012.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Overview

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. The Company is a global supplier and manufacturer of advanced materials for Physical Vapor Deposition Thin Film Applications. Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success. Photonics currently represents the largest market for our targets. We have been gaining traction in the solar industry and we expect adoption of our products by current and new customers. Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

We invested approximately $94,000 in new equipment during the first three months of 2013 and approximately $590,000 during 2012. We continued to develop transparent conductive oxide systems for the solar and glass industries and added domestic and international customers for these products. Despite short term uncertainties, the solar industry is projected to have strong growth for the next few decades. In addition, the Thin Film Solar (TFS) market, which we serve, is expected to gain market share during that period. Given current market opportunities, we continue to invest in research and development, marketing, and sales. These investments have resulted in ongoing production orders with periodic releases and intermittent repeat orders from several customers, as well as trial and qualification orders that were shipped to customers in the solar industry during the last two years. We continue to work closely with all of our customers and are positioned to meet their near term product requirements.

Although we expect investment in equipment to be less in 2013, we continue to invest in developing new products for all current markets including our ongoing efforts in transparent conductive oxide systems. These efforts include accelerating time to market for those products and involve research and development expense beyond the scope of specific government grants and awards.

For the three months ended March 31, 2013, we had total revenue of $1,433,602. This was a decrease of $449,430, or 23.9%, compared to the three months ended March 31, 2012. Product revenue decreased $444,672, or 24.5% for the three months ended March 31, 2013 from the same period in 2012. Product revenue decreased primarily due to a periodic inventory adjustment by one of our large customers. This customer represented 12% of our revenue in the first quarter of 2013 compared to 56% during the first quarter of 2012. We resumed shipping product to this customer late in the first quarter of 2013. In addition, during August 2012, another customer announced it was reorganizing its manufacturing operations which impacted our shipments. We had no shipments to this customer during the first three months of 2013. This customer represented approximately 10% of our revenue during the first three months of 2012. During April 2013 we were notified by this customer that it expected to restart operations during the second quarter of 2013. Revenue for the second quarter of 2013 is expected to be greater than the first quarter of 2013 due to the expected resumption of shipments to these customers.

Gross profit was $173,599 for the three months ended March 31, 2013 compared to $315,145 for the same three months in 2012. This was a decrease of $141,546, or 44.9%. The decrease in gross profit can be attributed to fewer shipments to the customers mentioned above. Gross profit as a percentage of revenue was 12.1% for the first three months of 2013 compared to 16.7% for the same period in 2012. This decrease can be attributed to the lower gross profit mentioned above and product mix.

Operating expenses were $464,654 and $490,403 for the three months ended March 31, 2013 and 2012, respectively. This was a decrease of $25,749, or 5.3%. We continue to invest in developing new products for the solar industry including transparent conductive oxide systems. These efforts include accelerating time to market for those products and involve research & development expense beyond the scope of specific government grants and awards.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended March 31, 2013, we had a net loss after income taxes of $261,556 compared to a net loss of $189,763 for the three months ended March 31, 2012. We had loss applicable to common shares of $267,594 for the three months ended March 31, 2013 compared to $195,801 for the same period in 2012.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 (unaudited) compared to three months ended March 31, 2012 (unaudited):

Revenue

For the three months ended March 31, 2013, we had total revenue of $1,433,602 compared to $1,883,032 for the three months ended March 31, 2012. This was a decrease of $449,430, or 23.9%, compared to the three months ended March 31, 2012. Product revenue decreased $444,672, or 24.5% for the three months ended March 31, 2013 from the same period in 2012. Product revenue decreased due to a periodic inventory adjustment by one of our large customers. This customer represented 12% of our revenue in the first quarter of 2013 compared to 56% during the first quarter of 2012. We resumed shipping product to this customer late in the first quarter of 2013. In addition, during August 2012, another customer announced it was reorganizing its manufacturing operations which impacted our shipments. We had no shipments to this customer during the first three months of 2013. This customer represented approximately 10% of our revenue during the first three months of 2012. During April 2013 we were notified by this customer that it expected to restart operations during the second quarter of 2013. Revenue for the second quarter of 2013 is expected to be greater than the first quarter of 2013 due to the expected resumption of shipments to the customers referenced above. Revenue for the second quarter of 2013 is expected to be less than revenue for the second quarter of 2012 due to three factors; the reduction in cost of a high priced raw material, less than a full quarter of shipments to the customer resuming operations, and less contract revenue.

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

Gross Profit

Gross profit was $173,599 for the three months ended March 31, 2013 compared to $315,145 for the same three months in 2012. This was a decrease of $141,546, or 44.9%. The decrease in gross profit can be attributed to fewer shipments to the customers mentioned above. Gross profit as a percentage of revenue was 12.1% for the first three months of 2013 compared to 16.7% for the same period in 2012. This decrease can be attributed to the lower gross profit and product mix.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2013 increased to $295,210 from $280,913 for the three months ended March 31, 2012, or 5.1%. The first quarter of 2013 included higher professional fees of approximately $11,000, compensation expense of approximately $4,000 and non-cash stock based compensation of approximately $2,000 compared to the first quarter of 2012.

Professional Fees

Included in general and administrative expense was $69,360 and $58,756 for professional fees for the three months ended March 31, 2013 and 2012, respectively. These continued expenses are related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended March 31, 2013 was $64,120 compared to $96,822 for the same period in 2012, a decrease of 33.8%. This decrease can be related to improved efficiencies throughout our research area. The first quarter of 2012 included higher costs related to developing innovative transparent conductive oxide systems to further align our activities with customer needs.  Expense related to this area was lower by approximately $37,000 in the first quarter of 2013 compared to the same time period in 2012. These research and development endeavors have moved us beyond the scope of our current federal and state grants and awards.

Marketing and Sales Expense

Marketing and Sales expense for the three months ended March 31, 2013 decreased 6.5% to $105,324 from $112,668 for the same period in 2012. The decrease was primarily related to lower compensation expense of approximately $9,000.

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $35,435 and $34,358 for the three months ended March 31, 2013 and 2012, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non cash stock based compensation expense related to operating expense was $480,612 as of March 31, 2013 and will be recognized through 2017.

Interest expense

Interest expense was $20,683 and $20,111 for the three months ended March 31, 2013 and 2012, respectively. The increase was due to the addition of loan proceeds received from agencies of the State of Ohio and a Promissory Note from our bank.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Tax Expense/Benefit

Income tax expense for the three months ended March 31, 2013 was $38. Income tax benefit for the three months ended March 31, 2012 was $5,185. This income tax benefit was due to the reversal of an accrual.

Loss Applicable to Common Stock

Loss applicable to common stock was $267,594 for the three months ended March 31, 2013 compared to a loss of $195,801 for the three months ended March 31, 2012.

Common Stock

The following schedule represents our outstanding common stock during the period of 2013 through 2019 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at March 31, 2013, if each shareholder exercises his or her options, it would increase our common shares by 812,000 to 4,644,898 by December 31, 2019. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2013	-	3,832,898	-
2014	180,000	4,012,898	$4.36
2015	140,000	4,152,898	$2.97
2016	36,000	4,188,898	$3.25
2017	-	4,188,898	-
2018	6,000	4,194,898	$3.10
2019	450,000	4,644,898	$6.00

Liquidity and Capital Resources

Cash

As of March 31, 2013 cash on hand was $413,031. Cash on-hand was $630,819 at December 31, 2012. We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through March 31, 2014.

Working Capital

At March 31, 2013 working capital was $512,907 compared to $802,187 at December 31, 2012, a decrease of $289,280 or 36.1%. As discussed below, cash decreased approximately $218,000. Accounts receivable increased approximately $58,000. Inventories decreased approximately $133,000 due to shipments during the first quarter of 2013. Customer deposits decreased approximately $87,000 due to shipments during the first quarter of 2013. Current capital lease obligations decreased by approximately $14,000 while current notes payable increased by approximately $65,000 due to the Huntington National Bank promissory note maturing on February 28, 2014.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from Operations

Net cash used by operating activities was approximately $106,000 for the three months ended March 31, 2013. Net cash provided by operating activities was approximately $55,000 for the three months ended March 31, 2012. In addition to the changes in various current assets and liabilities mentioned above, non cash expenses for depreciation, accretion and amortization increased to approximately $151,000 during the first quarter of 2013 from $144,000 during 2012, an increase of 4.7%. This increase was related to the purchase of additional machinery and equipment. Included in expenses were non cash stock based compensation costs of approximately $35,000 for the three months ended March 31, 2013 and 2012. There was a gain on sale of equipment during the first quarter of 2013 of $50,000.

Cash from Investing Activities

Cash of approximately $43,000 was provided by investing activities during the three months ended March 31, 2013. Cash of approximately $37,000 was used for investing activities during the three months ended March 31, 2011. The amounts invested were used to purchase safety equipment and machinery for increased production capacity and new product lines. Proceeds on sale of equipment were $50,000 for the three months ended March 31, 2013.

Cash from Financing Activities

Cash of approximately $154,000 and $127,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the three months ended March 31, 2013 and 2012, respectively. We incurred a new capital lease obligation of approximately $86,000 for new production equipment during the first quarter of 2013.

Debt Outstanding

Total debt outstanding decreased during the first three months of 2013 from approximately $1,758,000 to approximately $1,690,000, or 3.9%. We paid cash of approximately $154,000 towards principal amounts of capital lease obligations and notes payable during the first quarter of 2013.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through March 31, 2014.  This forecast was based on current cash levels and debt obligations, and our best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the industry in which we operate.  Our ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which we believe will occur.

We do not currently have any available sources of additional external funding.  Our revolving line of credit arrangement with our senior lender expired on April 13, 2012.  There was no balance outstanding under this arrangement at maturity.  We did not have the need to draw on the revolving line of credit since the original commitment date of January 13, 2009.  We do not anticipate the need for a similar credit facility in 2013; although we may pursue revolving credit

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

arrangements as working capital requirements increase. Our ability to obtain a new line of credit, if deemed necessary, is not certain.

Should projected sales levels fall below the minimum levels expected to be achievable, additional cost reduction actions could be instituted, which might facilitate the continued operation of the Company but the achievement of such reductions and the timing of their impact are not readily predictable.

Government Grants and Contracts

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets. These targets are used in the manufacture of thin film photovoltaics. This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology. The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010. Revenue totaled $63,732 during the first three months of 2013 compared to $61,659 during the first three months of 2012. Total expenditures for the project through March 31, 2013 were $748,962. The work on the contract is expected to conclude during the second quarter of 2013.

We anticipate that contract research revenue will be less in 2013 due to the TFPVP program drawing to a close during the second quarter of 2013. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse effect on our business.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on March 19, 2013 for the year ended December 31, 2012, relating to insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In order to remediate this weakness, we will need to hire additional employees. Although we will periodically reevaluate this situation, at this point we consider that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2013 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6.	Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6.	Exhibits (continued)

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.5	Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 15, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.6	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2013).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated May 13, 2013, entitled “SCI Engineered Materials, Inc. Reports First Quarter 2013 Results.”

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statement of Changes in Equity for the three months March 31, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Financial Statements.

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 13, 2013	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

