Form 10-Q
period 2013-06-30
SCI Engineered Materials, Inc.
filed 2013-08-07
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or

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

3,838,898 shares of Common Stock, without par value, were outstanding at July 31, 2013.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3

	Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)	5

	Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	23

Signatures		25

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2013	2012
	(UNAUDITED)
Current Assets
Cash	$342,911	$630,819
Accounts receivable, less allowance for doubtful accounts of $15,000 and $45,000 respectively	506,332	453,302
Inventories	960,928	815,075
Prepaid expenses	102,791	209,422
Total current assets	1,912,962	2,108,618

Property and Equipment, at cost
Machinery and equipment	7,123,206	7,015,504
Furniture and fixtures	137,911	137,911
Leasehold improvements	317,870	317,870
Construction in progress	-	12,195
	7,578,987	7,483,480
Less accumulated depreciation	(4,545,948)	(4,254,302)
	3,033,039	3,229,178
Other Assets
Deposits	16,959	15,332
Deferred financing fees	33,823	38,543
Intangibles	11,974	12,889
Total other assets	62,756	66,764

TOTAL ASSETS	$5,008,757	$5,404,560

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2013	2012
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$173,557	$221,366
Notes payable, current portion	368,741	316,571
Accounts payable	273,235	260,531
Customer deposits	386,204	313,745
Accrued compensation	59,234	76,646
Accrued expenses and other	102,375	117,572
Total current liabilities	1,363,346	1,306,431

Capital lease obligations, net of current portion	182,094	163,331
Notes payable, net of current portion	835,012	1,057,104
Total liabilities	2,380,452	2,526,866

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	429,906	417,830
Common stock, no par value, authorized 15,000,000 shares; 3,838,898 and 3,826,898 shares issued and outstanding, respectively	9,819,240	9,800,100
Additional paid-in capital	1,796,873	1,758,358
Accumulated deficit	(9,417,714)	(9,098,594)
	2,628,305	2,877,694
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,008,757	$5,404,560

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012

Product revenue	$1,766,337	$2,647,217	$3,136,207	$4,461,759
Contract research revenue	26,438	56,511	90,170	125,001
	1,792,775	2,703,728	3,226,377	4,586,760

Cost of product revenue	1,372,455	2,134,110	2,577,939	3,648,000
Cost of contract research revenue	22,129	46,586	76,648	100,583
	1,394,584	2,180,696	2,654,587	3,748,583

Gross profit	398,191	523,032	571,790	838,177

General and administrative expense	239,623	290,556	534,833	571,469

Research and development expense	78,083	70,567	142,203	167,389

Marketing and sales expense	119,116	147,136	224,440	259,804

(Loss) income from operations	(38,631)	14,773	(329,686)	(160,485)

Other (expense) income
Interest, net	(18,659)	(24,871)	(39,122)	(44,561)
(Loss) gain on disposal of equipment, net	(312)	-	49,688	-
	(18,971)	(24,871)	10,566	(44,561)

Loss before provision for income taxes	(57,602)	(10,098)	(319,120)	(205,046)

Income tax benefit	38	20,704	-	25,889

Net (loss) income	(57,564)	10,606	(319,120)	(179,157)

Dividends on preferred stock	(6,038)	(6,038)	(12,076)	(12,076)

(LOSS) INCOME APPLICABLE TO COMMON SHARES	$(63,602)	$4,568	$(331,196)	$(191,233)

Earnings per share - basic and diluted (Note 6)
(Loss) income per common share
Basic	$(0.02)	$0.00	$(0.09)	$(0.05)
Diluted	$(0.02)	$0.00	$(0.09)	$(0.05)

Weighted average shares outstanding
Basic	3,835,997	3,811,997	3,832,964	3,808,964
Diluted	3,835,997	3,821,528	3,832,964	3,808,964

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(319,120)	$(179,157)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and accretion	301,777	287,975
Amortization	915	1,545
Stock based compensation	69,731	70,878
Net gain on disposal of equipment	(49,688)	-
Inventory reserve	11,652	9,095
Credit for doubtful accounts	(30,223)	-
Changes in operating assets and liabilities:
Accounts receivable	(22,807)	(52,072)
Inventories	(157,505)	(211,556)
Prepaid expenses	106,631	(44,949)
Other assets	3,093	11,651
Accounts payable	12,704	207,598
Accrued expenses and customer deposits	35,529	(25,896)
Net cash (used in) provided by operating activities	(37,311)	75,112

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	50,000	-
Purchases of property and equipment	(15,241)	(549,403)
Net cash provided by (used in) investing activities	34,759	(549,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	911,546
Principal payments on capital lease obligations and notes payable	(285,356)	(706,275)
Net cash (used in) provided by financing activities	(285,356)	205,271

NET DECREASE IN CASH	(287,908)	(269,020)

CASH - Beginning of period	630,819	798,069

CASH - End of period	$342,911	$529,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$39,493	$40,464
Income taxes	-	605

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment purchased by capital lease	86,389	-
Increase in asset retirement obligation	4,320	4,320

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

Note 3.  Common Stock and Stock Options

Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $34,296  and $ 35,782 for the three months ended June 30, 2013 and 2012, respectively. Non cash stock based compensation expense was $69,731 and $70,878 for the six months ended June 30, 2013 and 2012, respectively. Unrecognized compensation expense was $455,317 as of June 30, 2013 and will be recognized through 2017. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The four non-employee board members each received compensation of 3,000 shares of common stock of the Company during the six months ended June 30, 2013 and June 30, 2012.  The stock had an aggregate value of $19,140 and $17,940 for the six months ended June 30, 2013 and 2012, respectively, and was recorded in general and administrative expense as non cash stock compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.  Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at June 30, 2013 , and December 31, 2012, as well as options which became exercisable in connection with the  Company’s stock option plans  is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2012	736,750	$4.52
Expired	(144,500)	1.59
Outstanding at December 31, 2012	592,250	$5.23
Expired	(250)	1.00
Outstanding at June 30, 2013	592,000	$5.23
Options exercisable at December 31, 2012	322,250	$4.59
Options exercisable at June 30, 2013	367,000	$4.76

Non-Employee Director Stock Options

		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2012	250,000	$3.87
Outstanding at December 31, 2012	250,000	$3.87
Expired	(30,000)	1.00
Outstanding at June 30, 2013	220,000	$4.26
Options exercisable at December 31, 2012	250,000	$3.87
Options exercisable at June 30, 2013	220,000	$4.26

Exercise prices for options ranged from $2.40 to $6.00 at June 30, 2013. The weighted average option price for all options outstanding was $4.97 with a weighted average remaining contractual life of 3.7 years.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4.  Preferred Stock

The Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2012. Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock were $6,038 for the three months ended June 30, 2013 and 2012 and $12,076 for the six months ended June 30, 2013 and 2012. The Company had accrued dividends on Series B preferred stock of $ 181,140 at June 30, 2013, and $169,064 at December 31, 2012. These amounts are included in Convertible preferred stock, Series B on the balance sheet at June 30, 2013 and December 31, 2012.

Note 5.   Inventories
	June 30,	December 31,
Inventories consisted of the following:	2013	2012
	(unaudited)
Raw materials	$358,187	$346,613
Work-in-process	567,026	408,491
Finished goods	147,367	159,971
Inventory reserve	(111,652)	(100,000)
	$960,928	$815,075

Note 6.    Earnings Per Share

Basic income (loss) per share is calculated as income available to (loss applicable to) common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three months ended June 30, 2013, and the six months ended June 30, 2013 and 2012, all convertible preferred stock and common stock options listed in Note 3 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive. The following is provided to reconcile the earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

(Loss) income applicable to common shares	$(63,602)	$4,568	$(331,196)	$(191,233)

Weighted average common shares outstanding - basic	3,835,997	3,811,997	3,832,964	3,808,964

Effect of dilution	-	9,531	-	-

Weighted average shares outstanding - diluted	3,835,997	3,821,528	3,832,964	3,808,964

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

-
Interest only payments through December 31, 2012, with a $25,000 principal payment due December 31, 2012 and another $25,000 due January 31, 2013.  Monthly payments of approximately $5,600, including interest, beginning in January 2013 with remaining principal due at maturity in February 2014.

As of June 30, 2013 there was an outstanding balance of $133,220 on this Note. The Note requires the Company to comply with various restrictive covenants, including a tangible net worth covenant. On May 10, 2013, the Company entered into a modification to the Note with Huntington, whereby Huntington waived the requirement to comply with this covenant for the period ending June 30, 2013. The Company would have been in compliance with this covenant at June 30, 2013. The Company will be required and expects to comply with this covenant beginning September 30, 2013 and through the maturity of the Note in February 2014.

The Company’s revolving line of credit arrangement with its senior lender expired on April 13, 2012. There was no balance outstanding under this arrangement at maturity.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. Payments of approximately $10,500, including interest, are payable monthly through November 2018. The loan is collateralized by the related project equipment. As of June 30, 2013 there was an outstanding balance of $620,321 on this loan.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). The interest rate was 3% at December 31, 2011 and increased to 10% effective with the first amendment dated March 20, 2012. A second amendment dated June 12, 2012 returned the interest rate to 3% effective April 10, 2012. There is also an annual servicing fee of $1,600 charged quarterly. The loan is being amortized over 84 months through March 2018. Payments were interest only through March 2012. Thereafter, payments of approximately $17,300, including interest and servicing fee, are payable quarterly. The loan is collateralized by the related project equipment. As of June 30, 2013 there was an outstanding balance of $297,409 on this loan.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.   Notes Payable (continued)

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODOD agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants. The Company expects to maintain compliance with all covenants through June 30, 2014.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development in the amount of $400,000. These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance. The Company is making monthly servicing fee, interest and principal payments of approximately $6,100. The loan principal balance will be fully amortized at the end of the term in August 2015. The loan is collateralized by the related project equipment. As of June 30, 2013 the loan had a balance of $152,803. This loan is also subject to certain covenants, including job creation and retention. On March 5, 2013, the Company signed a First Amendment to the Loan Agreement, which changed the number of jobs to be created. The Company expects to maintain compliance with all covenants through June 30, 2014.

Note 8.  Income Taxes

Following is the income tax benefit for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Federal - deferred	$-	$-	$-	$-
State and local	38	20,704	-	25,889
	$38	$20,704	$-	$25,889

The tax benefit for the three and six months ended June 30, 2012 was due to the reversal of an accrual. Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at June 30, 2013 and December 31, 2012.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,000,000 which expire in varying amounts through 2031.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 9.  Liquidity

Management has forecasted the Company’s revenues and related costs as well as its investing plans and financing needs to determine its liquidity to meet cash flow requirements and believes it will have sufficient liquidity at least through June 30, 2014. This forecast was based on current cash levels and debt obligations, and management’s best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.   The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which management believes will occur.

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

During the second quarter of 2013 the Company enacted various cost cutting measures which included officer wage reductions and reduced work hours where feasible. Should projected sales levels fall below the minimum levels expected to be achievable by management, additional cost reduction actions could be instituted which might facilitate the continued operation of the Company. The achievement of such reductions and the timing of their impact are not readily predictable.

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

Overview

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987. The Company is a global supplier and manufacturer of advanced materials for Physical Vapor Deposition Thin Film Applications. Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success. Photonics currently represents the largest market for our targets. We have made considerable resource investment in the solar industry and we expect adoption of our products by current and new customers. Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

Total revenue was $1,792,775 for the three months ended June 30, 2013, which is $359,173 higher than the first quarter of 2013 and $910,953 less than the same period in 2012. The sequential increase from the first quarter of 2013 to the second quarter of 2013 was principally due to the resumption of product shipments to a large customer following completion of their periodic inventory adjustment. This customer represented 12% of our revenue in the first quarter of 2013 compared to 32% during the second quarter of 2013. Second quarter 2013 revenue was impacted by lower cost of a high priced raw material and lower volume compared to the second quarter of 2012.

Gross profit was $398,191 for the three months ended June 30, 2013 compared to $173,599 for the first quarter of 2013 and $523,032 for the second quarter of 2012. The sequential increase from the first quarter of 2013 to the second quarter of 2013 is attributable to improved product mix and cost controls, while the year-over-year decline was primarily due to the lower product volume noted above. Gross profit as a percentage of revenue was 22.2% for the second quarter of 2013 compared to 12.1% for the first quarter of 2013 and 19.3% for the second quarter of 2012.

Specific cost reductions were implemented during the second quarter of 2013 in response to customer order patterns during the first quarter of this year. Operating expenses of $436,822 for the second quarter of 2013 were below the $464,654 for the first quarter of 2013 and $508,259 for the second quarter of 2012. We continue to invest in developing new products for the solar and glass industries including transparent conductive oxide systems and transparent electronics which have led to new customers for these products. These efforts include accelerating time to market.

For the three months ended June 30, 2013, we had a loss from operations of $38,631 compared to a loss from operations of $291,055 for the first three months of 2013 and income from operations of $14,773 for the three months ended June 30, 2012. We had a loss applicable to common shares of $63,602 for the three months ended June 30, 2013, compared to a loss applicable to common shares of $267,594 for the first quarter of 2013 and income applicable to common shares of $4,568 for the second quarter of 2012.

We invested approximately $102,000 in new equipment during the first six months of 2013 and approximately $590,000 during the full-year 2012. Investment in equipment is expected to be less for 2013 versus last year. Given identified market opportunities, we continue to invest in internally financed research and development, marketing, and sales for all of our markets.

Previous investments have resulted in ongoing production orders with periodic releases and intermittent repeat orders from several customers, as well as trial and qualification orders that were shipped to customers in the solar and glass industries during the last two years. We continue to work closely with all of our customers and are positioned to meet their near term product requirements.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three and six months ended June 30, 2013 (unaudited) compared to three and six months ended June 30, 2012 (unaudited):

Revenue

For the three months ended June 30, 2013, we had total revenue of $1,792,775. This was a decrease of $910,953, or 33.7%, compared to the three months ended June 30, 2012. Product revenue decreased $880,880, or 33.3% for the three months ended June 30, 2013 from the same period in 2012. Product revenue decreased primarily due to the lower cost of a high priced raw material and lower volume. Contract revenue was lower by approximately $30,000 in the second quarter of 2013 compared to the same time period in 2012 as the final grant drew to a close during the second quarter of 2013.

For the six months ended June 30, 2013, we had total revenue of $3,226,377. This was a decrease of $1,360,383, or 29.7%, compared to the six months ended June 30, 2012. Product revenue decreased $1,325,552, or 29.7%, primarily due to a periodic inventory adjustment by one of our large customers. This customer represented 23% of our revenue in the first six months of 2013 compared to 58% during the first six months of 2012. We resumed shipping product to this customer late in the first quarter of 2013. In addition, during August 2012, another customer announced it was reorganizing its manufacturing operations which impacted our shipments. We had no shipments to this customer during the first six months of 2013 compared to approximately $250,000 during the first six months of 2012. Shipments to this customer are expected to resume during the second half of 2013. The reduction in these shipments was partially offset by increased shipments to existing customers and new customers.

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

Gross Profit

Gross profit was $398,191 for the three months ended June 30, 2013 compared to $523,032 for the same three months in 2012. This was a decrease of $124,841, or 23.9%. The decrease in gross profit can be attributed to lower sales volume. Gross profit as a percentage of revenue was 22.2% for the second quarter of 2013 compared to 19.3% for the same period in 2012. This increase can be attributed to cost cutting measures implemented during the second quarter of 2013, and product mix which included the lower cost of the high priced raw material previously mentioned.

Gross profit was $571,790 for the six months ended June 30, 2013 compared to $838,177 for the same six months in 2012. This was a decrease of $266,387 or 31.8%. The decrease in gross profit was attributed primarily to lower volume mentioned earlier which included the customer that experienced an inventory adjustment during the first quarter of 2013 and the customer that temporarily halted operations in 2012 through the second quarter of 2013.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross profit as a percentage of revenue was 17.7% for the first six months of 2013 compared to 18.3% for the same period in 2012. The decrease can be attributed to the lower gross profit and product mix.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2013 decreased to $239,623 from $290,556 for the three months ended June 30, 2012, or 17.5%. The second quarter of 2013 included lower professional accounting fees of approximately $24,000 compared to the second quarter of 2012 and a reduction of the allowance for doubtful accounts which adjusted bad debt expense by approximately $27,000.

General and administrative expense for the six months ended June 30, 2013 decreased to $534,833 from $571,469 for the six months ended June 30, 2012, or 6.4%. The first six months of 2013 included lower professional fees of approximately $20,000 compared to the first six months of 2012 and the reduction of the allowance for doubtful accounts which adjusted bad debt expense by approximately $27,000.

Professional Fees

Included in general and administrative expense was $43,621 and $71,697 for professional fees for the three months ended June 30, 2013 and 2012, respectively and $110,983 and $130,723 for professional fees for the six months ended June 30, 2013 and 2012, respectively. The decrease was due primarily to lower accounting fees. These continued expenses are related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended June 30, 2013 was $78,083 compared to $70,567 for the same period in 2012, an increase of 10.7%. The increase was primarily due to the final contract drawing to a close during the second quarter of 2012 and thus some costs moving from cost of goods sold to internal R&D expense.

Research and development expense for the six months ended June 30, 2013 was $142,203 compared to $167,389 for the same period in 2012, a decrease of 15.0%. This decrease can be related to improved efficiencies throughout our research area. The first half of 2012 included higher costs related to developing innovative transparent conductive oxide systems to further align our activities with customer needs. These expenses declined by approximately $58,000 in the first six months of 2013 compared to the same time period in 2012. These research and development endeavors have moved us beyond the scope of our current federal and state grants and awards. We expect internal R&D expense to increase as all research grant work has ceased.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing and Sales Expense

Marketing and sales expense for the three months ended June 30, 2013 decreased 19.0% to $119,116 from $147,136 for the same period in 2012. Compensation was lower by approximately $11,000 during the second quarter of 2013. In addition, commissions to our outside manufacturing sales representatives and travel expense were each lower by approximately $7,000.

Marketing and sales expense for the six months ended June 30, 2013 decreased 13.6% to $224,440 from $259,804 for the same period in 2012. This decrease was related to less compensation and travel expense and lower commissions to our outside manufacturing sales representatives.

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $34,296 and $35,526 for the three months ended June 30, 2013 and 2012, respectively, and $69,731 and $69,855 for the six months ended June 30, 2013 and 2012, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non cash stock based compensation expense related to operating expense was $455,317 as of June 30, 2013 and will be recognized through 2017.

Interest, net

Interest, net was $18,659 and $24,871 for the three months ended June 30, 2013 and 2012, respectively and $39,122 and $44,561 for the six months ended June 30, 2013 and 2012, respectively. The decrease was due to continued payments reducing principal balances. The second quarter of 2012 included a higher interest rate on one of the loans from an agency of the State of Ohio which was subsequently reduced.

Income Tax Benefit

Income tax benefit for the three and six months ended June 30, 2012 was $20,704 and $25,889, respectively. This income tax benefit was due to the reversal of an accrual.

Loss/Income Applicable to Common Shares

Loss applicable to common shares was $63,602 for the three months ended June 30, 2013 compared to income applicable to common shares of $4,568 for the three months ended June 30, 2012, due to lower sales volume and gross profit partially offset by lower operating expenses. Loss applicable to common shares was $331,196 for the six months ended June 30, 2013 compared to $191,233 for the six months ended June 30, 2012. The lower gross profit in 2013 primarily contributed to the loss applicable to common shares.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Common Shares

The following schedule represents our outstanding common stock during the period of 2013 through 2019 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at June 30, 2013, if each shareholder exercises his or her options, it would increase our common shares by 812,000 to 4,650,898 by December 31, 2019. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2013	-	3,838,898	-
2014	180,000	4,018,898	$4.36
2015	140,000	4,158,898	$2.97
2016	36,000	4,194,898	$3.25
2017	-	4,194,898	-
2018	6,000	4,200,898	$3.10
2019	450,000	4,650,898	$6.00

Liquidity and Capital Resources

Cash

As of June 30, 2013 cash on hand was $342,911. Cash on-hand was $630,819 at December 31, 2012. We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through June 30, 2014.

Working Capital

At June 30, 2013 working capital was $549,616 compared to $802,187 at December 31, 2012, a decrease of $252,571 or 31.5%. As discussed below cash decreased approximately $288,000 during the six months ended June 30, 2013. Accounts receivable increased approximately $53,000. Inventories increased approximately $146,000 due to increased orders received during the first half of 2013. Prepaid expenses decreased approximately $107,000 as inventory prepaid in 2012 was received early in 2013. Customer deposits increased approximately $73,000 due to orders received for third quarter shipments. Current capital lease obligations decreased by approximately $48,000 while current notes payable increased by approximately $52,000 due to the Huntington National Bank promissory note maturing on February 28, 2014.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from Operations

Net cash used by operating activities was approximately $37,000 for the six months ended June 30, 2013. Net cash provided by operating activities was approximately $75,000 for the six months ended June 30, 2012. In addition to the changes in various current assets and liabilities mentioned above, non cash expenses for depreciation, accretion and amortization increased to approximately $303,000 during the first six months of 2013 from $290,000 during the first six months of 2012, an increase of 4.5%. This increase was related to the purchase of additional machinery and equipment. Included in expenses were non cash stock based compensation costs of approximately $70,000 and $71,000 for the six months ended June 30, 2013 and 2012, respectively. There was a net gain on disposal of equipment during the first six months of 2013 of approximately $50,000. Accounts receivable increased by approximately $53,000, partially due to a decrease in allowance for doubtful accounts of approximately $30,000.

Cash from Investing Activities

Cash of approximately $35,000 was provided by investing activities during the six months ended June 30, 2013. Cash of approximately $549,000 was used for investing activities during the six months ended June 30, 2012. The amounts invested were used to purchase safety equipment and machinery for increased production capacity and new product lines. Proceeds on sale of equipment were $50,000 for the six months ended June 30, 2013.

Cash from Financing Activities

Cash of approximately $285,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the six months ended June 30, 2013. We incurred a new capital lease obligation of approximately $86,000 for new production equipment during the first six months of 2013.

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

Debt Outstanding

Total debt outstanding decreased during the first six months of 2013 from approximately $1,758,000 to approximately $1,559,000, or 11.3%. We paid cash of approximately $285,000 towards principal amounts of capital lease obligations and notes payable during the first six months of 2013.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through June 30, 2014. This forecast was based on current cash levels and debt obligations, and our best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

operate.  Our ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which we believe will occur.

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

During the second quarter of 2013 we enacted various cost cutting measures which included officer wage reductions and reduced work hours where feasible. Should projected sales levels fall below the minimum levels expected to be achievable, additional cost reduction actions could be instituted, which might facilitate the continued operation of the Company. The achievement of such reductions and the timing of their impact are not readily predictable.

Government Grants and Contracts

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets. These targets are used in the manufacture of thin film photovoltaics. This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology. The approval of the grant was received during January 2010 and the work on the contract commenced in the first quarter of 2010. Revenue totaled $26,438 during the three months ended June 30, 2013 compared to $56,511 during the same period in 2012. Revenue totaled $90,170 during the first six months of 2013 compared to $125,001 during the first six months of 2012. Total expenditures for the project through June 30, 2013 were $775,400. The work on the contract concluded during the second quarter of 2013.

We anticipate that contract research revenue will be zero during the last six months of 2013 due to the TFPVP program drawing to a close during the second quarter of 2013. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse effect on our business.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended June 30, 2013 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

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

22.1	Description of matters submitted to vote of security holders (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2013).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer.*

99.1	Press Release dated August 7, 2013, entitled “SCI Engineered Materials, Inc. Reports Second Quarter 2013 Results.”

101
The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (iv) Notes to Financial Statements.

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: August 7, 2013	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)