Form 10-Q
period 2013-09-30
SCI Engineered Materials, Inc.
filed 2013-11-04
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

3,844,898 shares of Common Stock, without par value, were outstanding at October 31, 2013.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets as of September 30, 2013 (unaudited)
		and December 31, 2012	3

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2013 and 2012 (unaudited)	5

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2013 and 2012 (unaudited)	6

		Notes to Financial Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	N/A

	Item 1A.	Risk Factors	N/A

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Mine Safety Disclosures	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	23

	Signatures		25

PART I.FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2013	2012
	(UNAUDITED)
Current Assets
Cash	$494,124	$630,819
Accounts receivable, less allowance for doubtful accounts of $15,000 and $45,000, respectively	487,488	453,302
Inventories	1,193,231	815,075
Prepaid expenses	551,874	209,422
Total current assets	2,726,717	2,108,618

Property and Equipment, at cost
Machinery and equipment	7,125,506	7,015,504
Furniture and fixtures	137,911	137,911
Leasehold improvements	317,870	317,870
Construction in progress	-	12,195
	7,581,287	7,483,480
Less accumulated depreciation and amortization	(4,676,818)	(4,254,302)
	2,904,469	3,229,178

Other Assets
Deposits	17,117	15,332
Deferred financing fees	31,463	38,543
Intangibles	11,517	12,889
Total other assets	60,097	66,764

TOTAL ASSETS	$5,691,283	$5,404,560

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2013	2012
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$137,615	$221,366
Notes payable, current portion	217,647	316,571
Accounts payable	186,407	260,531
Customer deposits	1,265,708	313,745
Accrued compensation	89,872	76,646
Accrued expenses and other	98,238	117,572
Total current liabilities	1,995,487	1,306,431

Capital lease obligations, net of current portion	157,601	163,331
Notes payable, net of current portion	948,819	1,057,104
Total liabilities	3,101,907	2,526,866

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	435,944	417,830
Common stock, no par value, authorized 15,000,000 shares; 3,844,898 and 3,826,898 shares issued and outstanding, respectively	9,825,300	9,800,100
Additional paid-in capital	1,816,130	1,758,358
Accumulated deficit	(9,487,998)	(9,098,594)
	2,589,376	2,877,694

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,691,283	$5,404,560

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2013	2012	2013	2012

Product revenue	$1,810,044	$1,926,040	$4,946,251	$6,387,799
Contract research revenue	-	56,363	90,170	181,363
	1,810,044	1,982,403	5,036,421	6,569,162

Cost of product revenue	1,393,208	1,373,258	3,971,147	5,021,258
Cost of contract research revenue	-	46,969	76,648	147,552
	1,393,208	1,420,227	4,047,795	5,168,810

Gross profit	416,836	562,176	988,626	1,400,352

General and administrative expense	250,232	247,470	785,065	818,939

Research and development expense	112,365	62,646	254,568	230,035

Marketing and sales expense	106,582	139,381	331,022	399,185

(Loss) income from operations	(52,343)	112,679	(382,029)	(47,807)

Other (expense) income
Interest, net	(17,650)	(19,843)	(56,772)	(64,404)
(Loss) gain on disposal of equipment, net	(291)	(850)	49,397	(850)
	(17,941)	(20,693)	(7,375)	(65,254)

(Loss) income before provision for income taxes	(70,284)	91,986	(389,404)	(113,061)

Income tax (expense) benefit	-	(1,237)	-	24,652

Net (loss) income	(70,284)	90,749	(389,404)	(88,409)

Dividends on preferred stock	(6,038)	(6,038)	(18,114)	(18,114)

(LOSS) INCOME APPLICABLE TO COMMON SHARES	$(76,322)	$84,711	$(407,518)	$(106,523)

Earnings per share - basic and diluted (Note 6)
(Loss) income per common share
Basic	$(0.02)	$0.02	$(0.11)	$(0.03)
Diluted	$(0.02)	$0.02	$(0.11)	$(0.03)

Weighted average shares outstanding
Basic	3,841,963	3,817,963	3,835,997	3,812,019
Diluted	3,841,963	3,827,774	3,835,997	3,812,019

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(389,404)	$(88,409)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion	435,707	433,841
Amortization	1,372	2,107
Stock based compensation	101,086	102,294
Net (gain) loss on disposal of equipment	(49,397)	850
Inventory reserve	20,652	23,095
Credit for doubtful accounts	(30,223)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,963)	(141,982)
Inventories	(398,808)	(421,937)
Prepaid expenses	(342,452)	(17,969)
Other assets	5,295	13,969
Accounts payable	(74,124)	42,977
Accrued expenses and customer deposits	938,986	311,786
Net cash provided by operating activities	214,727	260,622

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	50,050	-
Purchases of property and equipment	(18,392)	(563,997)
Net cash provided by (used in) investing activities	31,658	(563,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	911,546
Principal payments on capital lease obligations and notes payable	(383,080)	(814,862)
Net cash (used in) provided by financing activities	(383,080)	96,684

NET DECREASE IN CASH	(136,695)	(206,691)

CASH - Beginning of period	630,819	798,069

CASH - End of period	$494,124	$591,378

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
Interest	$57,305	$65,214
Income taxes	-	605

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES
Property and equipment purchased by capital lease	86,389	-
Increase in asset retirement obligation	6,870	6,480

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

Note 3.   Common Stock and Stock Options

 Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $31,355 and $31,415 for the three months ended September 30, 2013 and 2012, respectively. Non cash stock based compensation expense was $101,086 and $102,294 for the nine months ended September 30, 2013 and 2012, respectively. Unrecognized compensation expense was $430,021 as of September 30, 2013 and will be recognized through 2017. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The four non-employee board members each received compensation of 4,500 shares of common stock of the Company during the nine months ended September 30, 2013 and 2012. The stock had an aggregate value of $25,200 and $24,060 for the nine months ended September 30, 2013 and 2012, respectively, and was recorded in general and administrative expense as non cash stock compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.  Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at September 30, 2013, and December 31, 2012, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2012	736,750	$4.52
Expired	(144,500)	1.59
Outstanding at December 31, 2012	592,250	$5.23
Expired	(250)	1.00
Outstanding at September 30, 2013	592,000	$5.23
Options exercisable at December 31, 2012	322,250	$4.59
Options exercisable at September 30, 2013	367,000	$4.76

Non-Employee Director Stock Options
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2012	250,000	$3.87
Outstanding at December 31, 2012	250,000	$3.87
Expired	(30,000)	1.00
Outstanding at September 30, 2013	220,000	$4.26
Options exercisable at December 31, 2012	250,000	$3.87
Options exercisable at September 30, 2013	220,000	$4.26

Exercise prices for options ranged from $2.40 to $6.00 at September 30, 2013. The weighted average option price for all options outstanding was $4.97 with a weighted average remaining contractual life of 3.4 years.

Note 4.  Preferred Stock

Pursuant to the terms of the preferred stock, the Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2012. Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock were $6,038 for the three months ended September 30, 2013 and 2012 and $18,114 for the nine months ended September 30, 2013 and 2012. The Company had accrued dividends on Series B preferred stock of $187,178 at September 30, 2013, and $169,064 at December 31, 2012. These amounts are included in Convertible preferred stock, Series B on the balance sheet at September 30, 2013 and December 31, 2012.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5.  Inventories

Inventories consisted of the following:	September 30,	December 31,
	2013	2012
	(unaudited)
Raw materials	$477,863	$346,613
Work-in-process	704,128	408,491
Finished goods	131,892	159,971
Inventory reserve	(120,652)	(100,000)
	$1,193,231	$815,075

Note 6.  Earnings Per Share

Basic income (loss) per share is calculated as income available to (loss applicable to) common stockholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three months ended September 30, 2013, and the nine months ended September 30, 2013 and 2012, all convertible preferred stock and common stock options listed in Note 3 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive. The following is provided to reconcile the earnings per share calculations:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2013	2012	2013	2012
(Loss) income applicable to common shares	$(76,322)	$84,711	$(407,518)	$(106,523)

Weighted average common shares outstanding – basic	3,841,963	3,817,963	3,835,997	3,812,019

Effect of dilution	-	9,811	-	-

Weighted average shares outstanding - diluted	3,841,963	3,827,774	3,835,997	3,812,019

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.  Notes Payable

On August 8, 2013, the Company issued a Promissory Note (the “Note”) in the amount of $128,257 to The Huntington National Bank, as Lender, with a maturity date of August 5, 2016. This Note replaced an existing promissory note to the Huntington National Bank which had a balance of $128,257, monthly payments of approximately $5,600, including interest, with remaining principal due at the maturity date of February 28, 2014.

The Note is collateralized by the Company’s inventories, equipment and accounts receivable. Among other items, the Note provides for the following:

-
Interest subject to change from time to time based on changes in LIBOR. The interest rate applied to the unpaid principal balance is at a rate of 4 percentage points over LIBOR. Under no circumstance will the interest rate be less than 5% per annum or more than the maximum rate allowed by applicable law.

-	Monthly payments of approximately $3,800, including interest, beginning in September 2013.

As of September 30, 2013 there was an outstanding balance of $125,052 on this Note.

The Company’s revolving line of credit arrangement with its senior lender expired on April 13, 2012. There was no balance outstanding under this arrangement at maturity.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. Payments of approximately $10,500, including interest and servicing fee, were payable monthly. On August 13, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of $1,656 are due monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $10,500, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018.    The loan is collateralized by the related project equipment. As of September 30, 2013 there was an outstanding balance of $611,520 on this loan.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). The interest rate was 3% at December 31, 2011 and increased to 10% effective with the first amendment dated March 20, 2012. A second amendment dated June 12, 2012 returned the interest rate to 3% effective April 10, 2012. There is also an annual servicing fee of $1,600 charged quarterly. The loan is being amortized over 84 months through March 2018. Payments were interest only through March 2012. Thereafter, payments of approximately $17,300, including interest and servicing fee, are payable quarterly. The loan is collateralized by the related project equipment. As of September 30, 2013 there was an outstanding balance of $282,786 on this loan.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.           Notes Payable (continued)

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODOD agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants. The Company expects to maintain compliance with all covenants through September 30, 2014.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development, now known as the Ohio Development Services Agency (ODSA), in the amount of $400,000. These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance. Payments of approximately $6,100, including interest and servicing fee, were payable monthly. On August 8, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of approximately $400 are due monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $6,100, including principal, interest and servicing fee are due through July 2015. A final payment of approximately $42,200 is due August 2015. The loan is collateralized by the related project equipment. As of September 30, 2013 the loan had a balance of $147,108. This loan is also subject to certain covenants, including job creation and retention. On March 5, 2013, the Company signed a First Amendment to the Loan Agreement, which changed the number of jobs to be created. The Company expects to maintain compliance with all covenants through September 30, 2014.

Note 8.  Income Taxes

Following is the income tax (expense) benefit for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Federal - deferred	$-	$-	$-	$-
State and local	-	(1,237)	-	24,652
	$-	$(1,237)	$-	$24,652

The tax benefit for the nine months ended September 30, 2012 was due to the reversal of an accrual.  Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at September 30, 2013 and December 31, 2012.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,000,000 which expire in varying amounts through 2031.

 SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 9.  Liquidity

Management has forecasted the Company’s revenues and related costs as well as its investing plans and financing needs to determine its liquidity to meet cash flow requirements and believes it will have sufficient liquidity at least through September 30, 2014. This forecast was based on current cash levels and debt obligations, and management’s best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which management believes will occur.

The Company does not currently have any available sources of additional external funding. The Company’s revolving line of credit arrangement with its senior lender expired on April 13, 2012. There was no balance outstanding under this arrangement at maturity. The Company did not have the need to draw on the revolving line of credit since the original commitment date of January 13, 2009. The Company does not anticipate the need for a similar credit facility during the remainder of 2013; although management may pursue revolving credit arrangements as working capital requirements increase.  The Company’s ability to obtain a new line of credit, if deemed necessary, is not certain.

During the second quarter of 2013 the Company enacted various cost cutting measures which included management wage reductions and reduced work hours where feasible.  Should projected sales levels fall below the minimum levels expected to be achievable by management, additional cost reduction actions could be instituted which might facilitate the continued operation of the Company.  The achievement of such reductions and the timing of their impact are not readily predictable.

During the third quarter of 2013, the Company replaced an existing Promissory Note with The Huntington National Bank with a new Promissory Note which extended the maturity date from February 2014 to August 2016.  The Company also agreed to payment schedule modifications with the Ohio Development Services Agency for two loans as discussed in Note 7.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

Total revenue and product revenue increased for the second consecutive quarter during the three months ended September 30, 2013.  Based on the backlog at September 30, 2013, we anticipate revenue to increase for a third consecutive quarter during the last three months of 2013.  Product bookings during the third quarter were the highest quarter in 2013 leaving us with a backlog of $3.4 million at September 30, 2013.  Product revenue was $1,810,044 during the three months ended September 30, 2013.  This was $115,996 less than the third quarter of 2012.  During August 2012, a customer announced it was reorganizing its manufacturing operations which impacted our shipments during 2013.  We had no shipments to this customer during the third quarter of 2013 compared to approximately $153,000 during the third quarter of 2012.

Gross profit was $416,836 for the three months ended September 30, 2013 compared to $562,176 for the third quarter of 2012.  Gross profit as a percentage of revenue was 23.0% for the third quarter of 2013 compared to 28.4% for the third quarter of 2012.  The decreases were primarily related to less revenue due to the customer reorganization previously mentioned and product mix.

Specific cost reductions, which included management wages, were implemented during the second quarter of 2013 in response to customer order patterns during the first half of this year.  Compensation expenses were approximately $37,000 lower during the third quarter of 2013 compared to the same period in 2012.   We continue to invest in developing new products for the solar and glass industries including transparent conductive oxide systems and transparent electronics which have led to new customers for these products.  These efforts include accelerating time to market.

For the three months ended September 30, 2013, we had a loss from operations of $52,343 compared to income from operations of $112,679 for the three months ended September 30, 2012.  We had a loss applicable to common shares of $76,322 for the three months ended September 30, 2013, compared to income applicable to common shares of $84,711 for the third quarter of 2012.

We invested approximately $105,000 in new equipment during the first nine months of 2013 and approximately $590,000 during the full-year 2012.  Investment in equipment is expected to be less for 2013 versus last year.  Given identified market opportunities, we continue to invest in   internally financed research and development, marketing, and sales for all of our markets.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2013 (unaudited) compared to three and nine months ended September 30, 2012 (unaudited):

                Revenue

For the three months ended September 30, 2013, we had total revenue of $1,810,044.  This was a decrease of $172,359, or 8.7%, compared to the three months ended September 30, 2012.  Product revenue decreased $115,996, or 6.0% for the three months ended September 30, 2013 from the same period in 2012.  The decreases were primarily related to the customer reorganization previously mentioned, product mix and no contract revenue.  Contract revenue was $0 in the third quarter of 2013 compared to $56,000 in the same time period in 2012.  Our final grant drew to a close during the second quarter of 2013.

For the nine months ended September 30, 2013, we had total revenue of $5,036,421.  This was a decrease of $1,532,741, or 23.3%, compared to the nine months ended September 30, 2012.  Product revenue decreased $1,441,548, or 22.6%, primarily due to three factors.  A periodic inventory adjustment by one of our large customers occurred during the first half of 2013.  This customer represented 30% of our revenue in the first nine months of 2013 compared to 51% during the first nine months of 2012.  We resumed shipping product at normal levels to this customer late in the first quarter of 2013.  Secondly, during August 2012, another customer announced it was reorganizing its manufacturing operations which impacted our shipments.  We had no shipments to this customer during the first nine months of 2013 compared to approximately $406,000 during the first nine months of 2012.  Thirdly, product revenue was also impacted due to the lower cost of a high priced raw material despite an increase in units shipped during the nine months ended September 30, 2013, compared to the same time period in 2012.  The impact of these factors was partially offset by increased shipments to existing and new customers.

Revenue from product sales is recognized upon shipment to customers.  Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience.  Customer deposits represent cash received in advance of revenue earned.

Revenue from contract research provided for third parties was recognized on the percentage of completion method.  Contract research revenue was recognized during the period qualifying expenses were incurred for the research that was performed as set forth under the terms of the grant award agreements.

                Gross Profit

Gross profit was $416,836 for the three months ended September 30, 2013 compared to $562,176 for the same three months in 2012.  This was a decrease of $145,340, or 25.9%.  Gross profit as a percentage of revenue was 23.0% for the third quarter of 2013 compared to 28.4% for the same period in 2012.  The decreases can be attributed to the customer reorganization previously mentioned and product mix.

Gross profit was $988,626 for the nine months ended September 30, 2013 compared to $1,400,352 for the same nine months in 2012.  This was a decrease of $411,726 or 29.4%.  The decrease in gross profit was attributed primarily to the customer that experienced an inventory adjustment during the first quarter of 2013, the customer that halted operations in 2012 and product mix.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross profit as a percentage of revenue was 19.6% for the first nine months of 2013 compared to 21.3% for the same period in 2012.  The decrease can be attributed to the lower gross profit and product mix.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2013 was $250,232 compared to $247,470 for the three months ended September 30, 2012, an increase of 1.1%.  The third quarter of 2013 included higher professional fees and travel expenses of approximately $14,000 compared to the third quarter of 2012.  These increases were partially offset by lower compensation expenses of approximately $6,000.

General and administrative expense for the nine months ended September 30, 2013 decreased to $785,065 from $818,939 for the nine months ended September 30, 2012, or 4.1%.  The first nine months of 2013 included lower professional fees of approximately $16,000 compared to the first nine months of 2012 and the reduction of the allowance for doubtful accounts which adjusted bad debt expense by approximately $27,000.

Professional Fees

Included in general and administrative expense was approximately $37,000 and $33,000 for professional fees for the three months ended September 30, 2013 and 2012, respectively, and approximately $148,000 and $164,000 for the nine months ended September 30, 2013 and 2012, respectively.  Legal expenses were higher by approximately $4,000 during the third quarter compared to the same period in 2012.  The year to date decrease was due primarily to lower accounting fees.  These continued expenses were related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended September 30, 2013 was $112,365 compared to $62,646 for the same period in 2012, an increase of 79.4%.  The increase was primarily due to the final contract drawing to a close during the second quarter of 2013 and thus costs classified as internal R&D expense as opposed to cost of goods sold.

Research and development expense for the nine months ended September 30, 2013 was $254,568 compared to $230,035 for the same period in 2012, an increase of 10.7%.  We expect internal R&D expense to be higher in 2013 compared to 2012 as all research grant work has ceased. The first nine months of 2012 included higher costs related to developing innovative transparent conductive oxide systems to further align our activities with customer needs. These expenses were lower by approximately $42,000 in the first nine months of 2013 compared to the same time period in 2012.  These research and development endeavors have moved us beyond the scope of our current federal and state grants and awards.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing and Sales Expense

Marketing and sales expense for the three months ended September 30, 2013 decreased 23.5% to $106,582 from $139,381 for the same period in 2012.  Compensation expenses were lower by approximately $21,000 during the third quarter of 2013.  In addition, commissions to our outside manufacturing sales representatives and travel expense were lower by approximately $11,000.

Marketing and sales expense for the nine months ended September 30, 2013 decreased 17.1% to $331,022 from $399,185 for the same period in 2012.  This decrease was related to lower compensation expenses of approximately $43,000 as well as lower travel expense and commissions to our outside manufacturing sales representatives of approximately $20,000.

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $31,355 and $31,415 for the three months ended September 30, 2013 and 2012, respectively, and $101,086 and $101,271 for the nine months ended September 30, 2013 and 2012, respectively.  Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.  Unrecognized non cash stock based compensation expense related to operating expense was $430,021 as of September 30, 2013 and will be recognized through 2017.

Interest, net

Interest, net was $17,650 and $19,843 for the three months ended September 30, 2013 and 2012, respectively and $56,772 and $64,404 for the nine months ended September 30, 2013 and 2012, respectively.  The decrease was due to continued payments reducing principal balances.  The second quarter of 2012 included a higher interest rate on one of the loans from an agency of the State of Ohio which was subsequently reduced.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2012 was $24,652 which was due to the reversal of an accrual.  There is no provision for income taxes in 2013 as we have net operating loss carryforwards available of approximately $4,000,000 which expire in varying amounts through 2031.

Loss/Income Applicable to Common Shares

Loss applicable to common shares was $76,322 for the three months ended September 30, 2013 compared to income applicable to common shares of $84,711 for the three months ended September 30, 2012.  Loss applicable to common shares was $407,518 for the nine months ended September 30, 2013 compared to $106,523 for the nine months ended September 30, 2012.  The lower gross profit in 2013, as previously mentioned, primarily contributed to the loss applicable to common shares.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Common Shares

The following schedule represents our outstanding common stock during the period of 2013 through 2019 assuming all outstanding stock options are exercised during the year of expiration.  Based on outstanding shares at September 30, 2013, if each shareholder exercises his or her options, it would increase our common shares by 812,000 to 4,656,898 by December 31, 2019.  Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2013	-	3,844,898	-
2014	180,000	4,024,898	$4.36
2015	140,000	4,164,898	$2.97
2016	36,000	4,200,898	$3.25
2017	-	4,200,898	-
2018	6,000	4,206,898	$3.10
2019	450,000	4,656,898	$6.00

                Liquidity and Capital Resources

Cash

As of September 30, 2013 cash on hand was $494,124.  Cash on-hand was $342,911 at June 30, 2013 and $630,819 at December 31, 2012.  We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through September 30, 2014.

Working Capital

At September 30, 2013 working capital was $731,230 compared to $549,616 at June 30, 2013 and $802,187 at December 31, 2012, a decrease of $70,957 or 8.8% from year end 2012.  As discussed below cash decreased approximately $137,000 during the nine months ended September 30, 2013.  Accounts receivable increased approximately $34,000.  Inventories increased approximately $378,000, prepaid expenses increased approximately $342,000 and customer deposits increased approximately $952,000 due to orders received during the third quarter and scheduled to ship during the fourth quarter.  Accounts payable decreased approximately $74,000.  Current capital lease obligations decreased by approximately $84,000 while current notes payable decreased by approximately $99,000 due to the refinancing of the Huntington National Bank promissory note that was due to mature on February 28, 2014.  The new promissory note matures in August 2016.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from Operations

Net cash provided by operating activities was approximately $215,000 for the nine months ended September 30, 2013 and approximately $261,000 for the nine months ended September 30, 2012.  In addition to the changes in various current assets and liabilities mentioned above, non cash expenses for depreciation, accretion and amortization was $437,000 during the first nine months of 2013 versus $436,000 during the first nine months of 2012.  Included in expenses were non cash stock based compensation costs of approximately $101,000 and $102,000 for the nine months ended September 30, 2013 and 2012, respectively.  There was net gain on disposal of equipment during the first nine months of 2013 of approximately $49,000.  Accounts receivable increased by approximately $34,000, partially due to a decrease in allowance for doubtful accounts of approximately $30,000.

Cash from Investing Activities

Cash of approximately $32,000 was provided by investing activities during the nine months ended September 30, 2013.  Cash of approximately $564,000 was used for investing activities during the nine months ended September 30, 2012.  The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.  Proceeds on sale of equipment were approximately $50,000 for the nine months ended September 30, 2013.

                Cash from Financing Activities

Cash of approximately $383,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the nine months ended September 30, 2013.  We incurred a new capital lease obligation of approximately $86,000 for new production equipment during the first nine months of 2013.

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

Debt Outstanding

Total debt outstanding decreased during the first nine months of 2013 from approximately $1,758,000 to approximately $1,462,000, or 16.9%.  We paid cash of approximately $383,000 towards principal amounts of capital lease obligations and notes payable during the first nine months of 2013.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through September 30, 2014. This forecast was based on current cash levels and debt obligations, and our best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

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

During the second quarter of 2013 we enacted various cost cutting measures which included management wage reductions and reduced work hours where feasible.  Should projected sales levels fall below the minimum levels expected to be achievable, additional cost reduction actions could be instituted, which might facilitate the continued operation of the Company.  The achievement of such reductions and the timing of their impact are not readily predictable.

During the third quarter of 2013, the Company replaced an existing Promissory Note with The Huntington National Bank with a new Promissory Note which extended the maturity date from February 2014 to August 2016.  The Company also agreed to payment schedule modifications with the Ohio Development Services Agency for two loans as discussed in Note 7.

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

Item 4. Controls and Procedures

               Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.  Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary).  We believe this will continue to mitigate this weakness.  This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Item 4.  Controls and Procedures (continued)

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2013 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures.  Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

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

Item 6.  Exhibits (continued)

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

10.7
Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

22.1	Description of matters submitted to vote of security holders (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2013).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer.*

Item 6.  Exhibits (continued)

99.1	Press Release dated November 4, 2013, entitled “SCI Engineered Materials, Inc. Reports Third Quarter 2013 Results.”

101
The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (iv) Notes to Financial Statements.

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: November 4, 2013	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

