Form 10-K
period 2013-12-31
SCI Engineered Materials, Inc.
filed 2014-03-04
CIK 830616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes☐    No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.       Yes☐    No   ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes   ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [☑]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer   ☐ Non-accelerated filer ☐    Smaller reporting company     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No   ☑
The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $4,253,959 on June 30, 2013.   For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.  This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 3,858,898 shares of the Registrant’s Common Stock outstanding on March 1, 2014.

Documents Incorporated By Reference
Portions of our Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

PART I

ITEM 1.              BUSINESS

Introduction

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  We are focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Thin Film Battery and Transparent Electronics).  Substantially, all of our revenues were generated from domestic customers.  Approximately 96% and 86% of our revenues during 2013 and 2012, respectively, were from products sold in the Photonics market.  We have made considerable resource investment in the Thin Film Solar industry and a few customers have adopted our products.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy.  Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

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

For over two and a half decades we have been developing considerable expertise in the development and manufacturing ramp-up of novel materials, such as Transparent Conductive Oxides for Thin Film Solar applications and targets for thin film batteries.  Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions.  We actively seek to partner with organizations to provide solutions for difficult material challenges.

Throughout our history, we have conducted funded research primarily under grants from entities such as the Department of Energy, the National Science Foundation, NASA, and the Ohio Development Services Agency (formally known as the Ohio Department of Development).  These activities are generally limited to funded research that is consistent with our focus on near term commercial applications in our principal markets.

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

 Photonics currently represents the largest market for our materials.  Our customers are continually identifying new materials that improve the utility of optical coatings.  This includes improvements in their ability to focus, filter or reflect light, all of which increase the potential demand for the types and amounts of products we sell in this market.  Photonic applications continue to expand as new methods are found to manipulate light waves to enhance the various properties of light.

We have developed new products for the Thin Film Solar (“TFS”) market.  We are well positioned in the TFS area having supplied materials to that market for over 10 years from the early stages of TFS development.  Since the beginning of 2007, we have added over $4 million of new manufacturing equipment, as well as Engineering and Sales staff to develop new materials to support the solar market.  In 2008 and 2009 we were awarded grants of approximately $1.5 million from the Ohio Department of Development to assist in the commercialization of TFS products.  Our new materials are Transparent Conductive Oxides (“TCO”).  Every square foot of a TFS panel is coated with up to 3 layers of TCO.  We continue to increase our visibility in the global arena by attending various trade shows targeted at the solar market.  We have added exclusive representatives for Korea, China, Taiwan and Japan.  Commercialization and market expansion is expected to continue in 2014.  During 2011 and 2012, we purchased over $1.5 million of the approximately $3 million in equipment and infrastructure improvements that were planned in 2011 and 2012; however, TFS met difficult market conditions during 2012 and we scaled back our capital expansion accordingly.  We are poised to benefit as TFS grows.

   We continued to develop TCO systems for the solar and glass markets and added domestic and international customers for these products.  Despite short term uncertainties, the solar industry is projected to have strong growth for the next few decades.  In addition, the TFS market, which we serve, is expected to gain market share in roof applications with low weight flexible products during that period.  Given current market opportunities, we continue to invest in research and development, marketing, and sales.  These investments have resulted in ongoing production orders from several customers, as well as trial and qualification orders that were shipped to customers in the solar industry throughout 2012 and 2013.

Thin Film Battery is a developing market where manufacturers of batteries use our targets, especially lithium orthophosphate (Li3PO4) and lithium cobalt oxide (LiCoO2) as key elements to produce power supplies with small quantities of stored energy.  A typical Thin Film Battery would be produced via PVD with five or more thin layers.  These batteries are often one centimeter square but only 15 microns thick.  Following several years of industry developments, some Thin Film Battery customers announced their batteries are commercially available. Our customers anticipate the unique properties of these batteries could be used in applications in medical devices, integrated circuits, RFID, smart cards, hand held electronics and many other applications.

We continue to invest in developing new products for all current markets which include accelerating time to market.

                For the year ended December 31, 2013, we had total revenue of $7,976,429.  This was a decrease of $780,720, or 8.9% when compared to 2012.  Total revenue decreased primarily due to two factors.  We had fewer shipments to our solar and thin film battery customers resulting in less revenue of approximately $800,000 during 2013.  In 2012, a customer announced it was reorganizing its manufacturing operations which impacted our shipments in 2013.  Secondly, contract revenue decreased more than $136,000 during 2013 compared to 2012 as a grant was completed in 2013.  We do not anticipate any contract revenue during 2014.  We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse effect on our business.  The impact of these factors was partially offset by increased shipments to a few current and new customers.

Our largest customer represented approximately 38% of total revenues in 2013 and 48% in 2012.

Marketing and Sales

Europe and Asia, as well as the Americas, have high demand for sputtering targets. We continue to expand our global marketing reach.  We have a manufacturer’s representative in the Korean market and also for Taiwan and China.  We also have a distributor for Japan.   We use various distribution channels to reach end user markets, including direct sales by our employees, independent manufacturers’ representatives in the United States, and independent distributors and manufacturers’ representatives for international markets.  Also, the internet provides tremendous reach for new customers to be able to identify us as a source of their product needs.  We have an operating website www.sciengineeredmaterials.com, which includes online product inquiry capabilities and additional product information.

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

We have continually added production processes and testing equipment to enable us to manufacture and qualify many product compositions that can be used as PVD materials.

Competition

We have a number of domestic and international competitors in both the ceramic and metal fields, many of whom have resources far in excess of our resources.  Tosoh, Materion, Kurt Lesker and Heraeus are competing suppliers in regard to targets.

Suppliers

Principal suppliers in 2013 were Silicon HQ, Sincemat Company, and Johnson Matthey.  In every case, we have established alternate vendors that can be used to ensure availability of required materials.  As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Research and Development

We are developing sputtering targets for transparent electronic applications, which could be used to produce transparent thin film transistors via PVD processing.  We have ongoing development for product improvements and new Transparent Conductive Oxide (TCO) and transparent dielectric materials for Thin Film Solar and wide area glass coating applications.  We focus our research and development efforts in areas that build on our expertise in multi-component metal oxides.

During the fourth quarter of 2009 we were notified we had been awarded a grant in the amount of $775,400 by the Ohio Department of Development’s Third Frontier Photovoltaic Program (TFPVP) to commercialize advanced technology for high power density rotatable ceramic sputtering targets.  These targets are used in the manufacture of thin film photovoltaics.  This technology will enable manufacturers to operate rotatable sputtering targets at higher power densities than current technology.  The work on the contract ended in 2013.

Contract research revenues were $90,170 during 2013 and $226,369 during 2012.   We intend to continue to seek funded research opportunities within our core competencies that maintain and expand technical understanding within our company.

                We have certain proprietary knowledge and trade secrets related to the manufacture of metal oxide PVD materials and patents covering some High Temperature Superconductor products.

New Product Initiatives

We have developed, produced and sold prototypes and innovative evaluation targets for glass coating applications.  We anticipate commercializing this product in 2014.

We continue to develop TCO target materials for the Thin Film Solar market in partnership with both original equipment manufacturers and Thin Film Solar Cell panel fabricators.  A combination of the Third Frontier Programs and the loans provided by the Ohio Department of Development and the Ohio Air Quality Development Authority have enabled us to accelerate both our development of new products and expanding our manufacturing capacity to meet demands in an evolving marketplace.

We are exploring opportunities in material systems utilizing zinc oxide and tin oxide doped with various materials for applications in displays and memory.  There is considerable research being conducted to identify new and improved metal oxide thin film transistors (MOTFT) at the corporate and university level.  These materials are a good fit with our core competencies.  In addition, some of the MOTFT use the same base materials as our TCOs.  Certain of the MOTFT materials could use similar or the same equipment as has been acquired for the manufacture of TCO products.  We are continuing to develop additional contacts in R&D departments of several companies and at Universities focused on these areas of research.

We continue to pursue research and development opportunities with respect to new and innovative materials and processes to be used in connection with the production of solid state Thin Film Batteries.  Presently, there are a few manufacturers of Thin Film Batteries in the United States, each in various stages of development from prototype to commercial activity.  In addition, globally there are several firms and research institutes conducting tests on Thin Film Batteries.  We believe this market may potentially become large with growth expected during the next few years.  There are numerous applications for Thin Film Batteries, including, but not limited to, active RFID tags, battery on chip, portable electronics, medical implant devices, and remote sensors.  Given the many potential uses for Thin Film Batteries, we anticipate that the market for materials will grow in direct proportion to the Thin Film Battery market itself.

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

In the future, we may submit additional patent applications covering various inventions which have been developed by us.  Because the publication of U.S. patent applications can be delayed for up to one year, they tend to lag behind actual discoveries and we may not be the first creator of inventions covered by pending patent applications or the first to file patent applications for such inventions.  Additionally, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed.

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

Employees

We had 20 full-time employees as of December 31, 2013.  Early in January 2014 we hired an individual who holds a PhD in Material Science.  We have never experienced a work stoppage and consider our relations with employees to be good.  The employees do not have a bargaining unit.

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

Collections and Write-offs

We collected receivables in an average of 29 days in 2013.  We have occasionally been forced to write-off negligible amount of accounts receivable as uncollectible.  We consider credit management critical to our success.

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

We continue to expand our marketing reach into Asia.  We added a manufacturing representative for the Korean market and another for the Taiwanese and Chinese markets.  We also added support for Japan.    We must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services to successfully market our products.  A failure to develop these capabilities or obtain third-party agreements could adversely affect us.

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

For the year ended December 31, 2013, we had a loss from operations of $288,000 compared to $266,000 for the year ended December 31, 2012.  We provide no assurances that we will be able to operate profitably in the future.  As of December 31, 2013, we had an accumulated deficit of approximately $9,386,000.

Management’s plans with respect to the objective of improving liquidity and profitability in future years include continuing to expand our business into new and current markets for our products, developing new products and increasing our revenue and presence in those markets.  Management believes that the actions that will be taken by us provide the opportunity for improved liquidity and profitability.  However, no assurances are made that such actions will result in sustained profitability.

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

Some of our products are in the early stages of commercialization and we believe that it will be several years before these products will have significant commercial end-use applications, and that significant development work may be necessary to improve the commercial feasibility and acceptance of these products.  There can be no assurance that we will be able to commercialize any of the products currently under development.

To date, there has been no widespread commercial use of HTS products.  Additionally, the market for the Thin Film Battery materials is still in its early stages.  At present, we have several customers for the materials we produce for Thin Film Batteries.  Since we have begun producing materials for the Thin Film Battery market, we have experienced no problems securing the supplies needed to produce the materials.  We do not anticipate supply problems in the near future.  However, changes in production methods and advancing technologies could render our current products obsolete and new production protocols may require supplies that are less available in the marketplace, which may cause a slowing or complete halt to production as well as expanding costs which we may or may not be able to pass on to our customers.  Some of our materials are in early stages of development for Thin Film Solar (TFS) applications.  The TFS market is expected to grow during the next few years.

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

The Thin Film Solar energy market that we supply is at a relatively early stage of development, and the extent to which solar modules will be widely adopted is uncertain.  Although the industry has experienced rapid growth, recent overcapacity in the market has created difficulties for some of our current and potential customers in the Thin Film Solar industry.  Adoption of our products by parts of this market is important to our long term growth.  If the technology proves unsuitable for widespread adoption at economically attractive rates of return or if demand for Thin Film Solar modules fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business or generate sufficient sales to achieve profitability.

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

Environmental compliance costs and liabilities associated with our facility may have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to various federal, state and local environmental and health and safety laws and regulations with respect to our operations.  These laws and regulations address various matters, including asbestos, fuel oil management, wastewater discharges, air emissions, and hazardous wastes.  The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial.  For example, with respect to leased property, we may be held liable for costs relating to the investigation and cleanup of our leased property from which there has been a release or threatened release of a regulated material as well as other properties affected by the release.  In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including, without limitation, governmental fines and injuries to persons, property or natural resources.  Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination.  While we are not aware of any potential environmental problems, no assurances are made that such problems and costs associated with them will not arise in the future.  If any of our properties were found to violate environmental laws, we may be required to expend significant amounts of time and money to rehabilitate the property, and we may be subject to significant liability.  Any environmental compliance costs and liabilities incurred may have a material adverse effect on our business, financial condition, results of operations and prospects.

Disaster and other adverse events may seriously harm our business.

Our facility manufacturing may suffer harm as a result of natural or man-made disasters such as storms, earthquakes, hurricanes, tornadoes, floods, fires, terrorist attacks and other conditions.  Such events may disrupt our operations, harm our operations and employees, severely damage or destroy our facility, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that cannot currently be predicted.

The costs of being publicly owned may strain our resources and impact our business, financial condition, results of operations and prospects.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.

These requirements may place a strain on our systems and resources and have required us, and may in the future require us, to hire additional accounting and financial resources with appropriate public company experience and technical accounting knowledge.  In addition, failure to maintain such internal controls could result in us being unable to provide timely and reliable financial information which could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or cause us to be late in the filing of required reports or financial results.  Any of the foregoing events could have an adverse effect on our business, financial condition, results of operations and prospects.

Our business requires us to make capital expenditures to maintain and improve our facilities.

Our facilities sometimes require capital expenditures to address ongoing required maintenance and upgrade our capabilities.  In addition, we often are required to make significant capital expenditures in order to satisfy customer requirements and to produce newly developed products.

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

At the present time, our common stock trades on the OTC Markets’ OTCQB Market Tier under the symbol “SCIA:OTCQB.” Based on its trading price, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to regulations, which affected the ability of broker-dealers to sell our securities.  Broker-dealers who recommend a “penny stock” to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser’s written agreement to a transaction prior to sale.

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

These requirements may place a strain on our systems and resources in the future and may require us to hire additional accounting and financial staff with the appropriate public company experience and technical accounting knowledge. In addition, the failure to maintain such internal controls can result in our being unable to provide timely and reliable financial information which could potentially subject us to sanctions and investigations of the Securities and Exchange Commission or events could have an adverse effect on our business, financial condition or results of operations.  Although we have taken steps to maintain our internal control structure as required by the Exchange Act and the Sarbanes-Oxley Act, we cannot provide any assurances that controlled deficiencies will not occur in the future.

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

Our office and manufacturing facilities are located at 2839 Charter Street, Columbus, Ohio, where we occupy approximately 32,000 square feet.  We moved our operations into this facility in 2004.  The lease on the property expires on August 16, 2014.   We believe these facilities are in good condition and adequate for our current needs and expect to renew this lease through November 2024.

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

	High	Low

Fiscal 2013

Quarter Ended March 31, 2013	$1.71	$1.21
Quarter Ended June 30, 2013	1.79	0.21
Quarter Ended September 30, 2013	1.40	0.75
Quarter Ended December 31, 2013	1.40	0.85

Fiscal 2012

Quarter Ended March 31, 2012	$1.65	$1.10
Quarter Ended June 30, 2012	1.65	1.01
Quarter Ended September 30, 2012	2.40	1.02
Quarter Ended December 31, 2012	2.40	1.01

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

Holders of Record

As of December 31, 2013, there were approximately 414 holders of record of our common stock and 3,852,898 shares outstanding.  At December 31, 2013 there were approximately 44 holders of Series B Preferred stock and 24,152 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future.  We intend to retain future earnings for use in the business.

Equity Compensation Plan Information

                The following table sets forth additional information as of December 31, 2013, concerning shares of our common stock that may be issued upon the exercise of options and rights under our existing equity compensation plans and arrangements approved by our shareholders.  The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights, and the number of shares remaining available for future grants (excluding the shares to be issued upon exercise of outstanding options and other rights).

	Number of Securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	706,500	$4.91	358,500
________________
(1)	Equity compensation plans approved by shareholders include our 2011 Stock Option Plan, 2006 Stock Option Plan and 1995 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

Total revenue, gross profit and bookings increased for the third consecutive quarter during the three months ended December 31, 2013.  Revenue was $2,940,008 during the three months ended December 31, 2013.  This was $752,021, or 34.4% greater than the fourth quarter of 2012.  The higher revenue was due to increased volume and improved product mix.  Backlog was $3.4 million at December 31, 2013 and September 30, 2013.

Gross profit was $547,666 for the three months ended December 31, 2013 which more than doubled the gross profit of $256,810 for the fourth quarter of 2012.  Gross profit as a percentage of revenue was 18.6% for the fourth quarter of 2013 compared to 11.7% for the fourth quarter of 2012.  The increase was primarily related to increased revenue and continued cost containment.

Specific cost reductions, which included management wages, were implemented during the second quarter of 2013 and remained in place into the fourth quarter of 2013.  Wages were lower in 2013 by approximately $86,000.  Due to increased customer demand during the fourth quarter of 2013 all wage reductions ended and employees returned to full work schedules.

For the three months ended December 31, 2013, we had income from operations of $93,939 compared to a loss from operations of $216,672 for the three months ended December 31, 2012.  We had income applicable to common shares of $95,720 for the three months ended December 31, 2013 compared to a loss applicable to common shares of $243,601 for the fourth quarter of 2012.

As of December 31, 2013, cash on-hand was $622,727 compared to $630,819 at December 31, 2012.  Net cash provided by operating activities was approximately $409,000 during 2013.  At December 31, 2013 working capital was $917,900 compared to $802,187 at December 31, 2012, an increase of $115,713 or 14.4%.

Total debt outstanding decreased during 2013 from approximately $1,758,000 to approximately $1,393,000, or 20.8%.  Cash of approximately $452,000 was used towards principal payments to third parties for capital lease obligations and notes payable.

We invested approximately $127,000 in new equipment during 2013 and approximately $588,000 during 2012.  Given identified market opportunities, we continue to invest in internally financed research and development, marketing, and sales for all of our markets.  We also continue to invest in developing new products for the solar and glass industries including transparent conductive oxide systems and transparent electronics which have led to new customers for these products.  These efforts include accelerating time to market.

Previous investments have resulted in trial and qualification orders that were shipped to customers in the solar and glass industries during the last two years.  We continue to work closely with all of our customers and are positioned to meet their near term product requirements.

Results of Operations

Year 2013 As Compared to Year 2012

Revenue

For the year ended December 31, 2013, we had total revenue of $7,976,429.  This was a decrease of $780,720, or 8.9% when compared to 2012.  Total revenue decreased primarily due to two factors.  We had fewer shipments to our solar and thin film battery customers resulting in less revenue of approximately $800,000 during 2013.  In 2012, a customer announced it was reorganizing its manufacturing operations which impacted our shipments in 2013.  Secondly, contract revenue decreased more than $136,000 during 2013 compared to 2012 as a grant was completed in 2013.  We do not anticipate any contract revenue during 2014.  We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse effect on our business.  The impact of these factors was partially offset by increased shipments to a few current and new customers.

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

 Gross Profit

Gross profit was $1,536,292 for the year ended December 31, 2013, compared to $1,657,162 for 2012, a decrease of 7.3%.  The decrease in gross profit in 2013 was due to the aforementioned lower revenue during 2013.     Gross profit was 19.3% of total revenue in 2013 compared to 18.9% in 2012.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2013 decreased to $1,052,181 from $1,109,197 for the year ended December 31, 2012, or 5.1%.   General and administrative expense for 2013 included lower bad debt expense of approximately $57,000 and lower professional fees of approximately $10,000.  Travel expenses increased by approximately $20,000 during 2013.   We continue to monitor all expenses.

Professional Fees

Included in general and administrative expense was $192,454 and $202,690 for professional fees for the years ended December 31, 2013 and 2012, respectively.  A decrease in accounting fees was partially offset by higher professional fees in other areas.  These expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations’ fees.

Research and Development Expense

Research and development expense for the year ended December 31, 2013 was $324,035 compared to $311,646 during 2012, an increase of 4.0%.  Despite lower costs of approximately $62,000 related to developing innovative transparent conductive oxide systems, R&D expense was higher in 2013 compared to 2012 as all research grant work was completed. As they related to contract research revenue certain R&D expenses were included in cost of revenue.  Our research and development endeavors have moved us beyond the scope of recent federal and state grants and awards.

Marketing and Sales Expense

Marketing and sales expense for the year ended December 31, 2013 decreased 10.8% to $448,166 from $502,628 for the same period in 2012.  This decrease was related to lower compensation expense of approximately $35,000 as well as lower travel expense and commissions to our outside manufacturing sales representatives of approximately $21,000.

Stock Compensation Expense

Non cash stock based compensation costs were $134,701 and $136,889 for the years ended December 31, 2013 and 2012, respectively.  Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.  Unrecognized non cash stock based compensation expense related to operating expense was $404,726 as of December 31, 2013 and will be recognized through 2017.

Interest, net

Interest, net was $73,245 and $85,570 for the years ended December 31, 2013 and 2012, respectively.  The decrease was due to continued payments reducing principal balances.  The second quarter of 2012 included a higher interest rate on one of the loans from an agency of the State of Ohio which was subsequently reduced.

Income Taxes

Income tax benefit for the year ended December 31, 2012 was $27,348 which was due primarily to the reversal of an accrual.  There is no provision for income taxes in 2013 as we have net operating loss carryforwards available of approximately $3,900,000 which expire in varying amounts through 2031.

 Loss Applicable to Common Stock

Loss applicable to common stock was $311,798 for the year ended December 31, 2013 compared to a loss of $350,124 for the year ended December 31, 2012.  This improvement was attributed to lower operating expenses of approximately $99,000 and gain from the sale of two pieces of equipment of $74,000 despite lower revenue as previously disclosed.    In addition, we had $134,701 and $136,889 in non-cash stock compensation expenses during 2013 and 2012, respectively.  These charges had a material effect on our Statement of Operations.

Common Stock

The following schedule represents our outstanding common stock during the period of 2014 through 2019 assuming all outstanding stock options are exercised during the year of expiration.  Based on outstanding shares at December 31, 2013, if each shareholder exercises his or her options, it would increase our common shares by 706,500 to 4,559,398 by December 31, 2019.  Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:
	Options	Potential	Weighted
	due to	shares	Average
Year	expire	outstanding	Exercise Price
2014	175,000	4,027,898	$4.41
2015	130,000	4,157,898	$3.02
2016	31,000	4,188,898	$3.25
2017	-	4,188,898	-
2018	6,000	4,194,898	$3.10
2019	364,500	4,559,398	$6.00

Liquidity and Capital Resources

Cash

As of December 31, 2013, cash on-hand was $622,727.  Cash was $630,819 at December 31, 2012.  Cash flow from operations was $408,874 and $437,271 for the years ended December 31, 2013 and 2012, respectively.   We believe, based on forecasted sales and expenses, that cash flow from operations will be adequate to sustain operations at least through December 31, 2014.

Working Capital

At December 31, 2013 working capital was $917,900 compared to $802,187 at December 31, 2012, an increase of $115,713 or 14.4% from year end 2012.  Cash decreased approximately $8,000 during the year ended December 31, 2013.  Accounts receivable increased approximately $181,000 due to increased shipments late in 2013 compared to the same time period in 2012.  Inventories increased approximately $895,000, customer deposits increased approximately $792,000 and accounts payable increased approximately $196,000 due to orders received during the fourth quarter of 2013 and scheduled to ship during the first half of 2014.   Prepaid expenses were lower by approximately $153,000 due to payments made late in 2012 for raw material that was delivered during the first quarter of 2013.  Current capital lease obligations decreased by approximately $117,000 while current notes payable decreased by approximately $69,000 due to scheduled regular payments.

Cash from Operations

Net cash provided by operating activities was approximately $409,000 and $437,000 for the years ended December 31, 2013 and 2012, respectively.   In addition to the changes in various current assets and liabilities mentioned above, non cash expenses for depreciation, accretion and amortization decreased to approximately $573,000 during 2013 from $588,000 during 2012, a decrease of 2.4%.   Included in expenses were non cash stock based compensation costs of $134,701 and $136,889, and non cash inventory adjustments of approximately $35,000 and $42,000 for the years ended December 31, 2013 and 2012, respectively.  There was a net gain on disposal of equipment of approximately $74,000 during 2013.  A non cash charge during 2012 of $30,000 increased the allowance for doubtful accounts at December 31, 2012 and was subsequently reversed in 2013.

Cash from Investing Activities

Cash of approximately $35,000 was provided by investing activities during 2013.  Proceeds on sale of equipment were approximately $75,000 and purchases of property and equipment was approximately $40,000 during 2013.   Cash of approximately $588,000 was used for investing activities during the year ended December 31, 2012.  The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.

Cash from Financing Activities

Cash of approximately $452,000 was used in financing activities towards principal payments to third parties for capital lease obligations and notes payable during 2013.

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

Debt Outstanding

Total debt outstanding decreased during 2013 from approximately $1,758,000 to approximately $1,393,000, or 20.8%.  We paid cash of approximately $452,000 towards principal amounts of capital lease obligations and notes payable during 2013. We incurred a new capital lease obligation of approximately $86,000 for new production equipment during 2013.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through December 31, 2014.  This forecast was based on current cash levels and debt obligations, and our best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

We do not currently have any available sources of additional external funding.  Our revolving line of credit arrangement with our senior lender expired on April 13, 2012.  There was no balance outstanding under this arrangement at maturity.  We did not have the need to draw on the revolving line of credit since the original commitment date of January 13, 2009.  We do not anticipate the need for a similar credit facility in 2014; although we may pursue revolving credit arrangements as working capital requirements increase.  Our ability to obtain a new line of credit, if deemed necessary, is not certain.

During the second quarter of 2013 we enacted various cost cutting measures which included management wage reductions and reduced work hours where feasible.  Due to increased customer demand during the fourth quarter all wage reductions ended and employees returned to full work schedules.  Should projected sales and gross profit fall below levels expected to be achieved, cost reduction actions could be reinstituted, which we believe would facilitate the continued operation of the Company.  The implementation of such reductions and the timing of their impact are not fully predictable.

During the third quarter of 2013, the Company replaced an existing Promissory Note with The Huntington National Bank with a new Promissory Note which extended the maturity date from February 2014 to August 2016.  The Company also agreed to payment schedule modifications with the Ohio Development Services Agency for two loans and the Ohio Air Quality Development Authority as discussed in Note 4 to the financial statements.  These debt modifications will ease cash flow requirements relating to debt servicing in 2014.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes.  Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2013 describes the significant accounting policies and methods used in the preparation of the Financial Statements.  Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and license useful lives, revenue recognition, tax valuation allowance, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur.  Actual results could differ from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.  The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable.  If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.  Inventory purchases and commitments are based upon future demand forecasts.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected.  Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit.  Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Our balance sheets as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2013 and 2012, together with the Report of Independent Registered Public Accounting Firm thereon appear beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of December 31, 2013, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure.  Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary).  We believe this will continue to mitigate this weakness.  This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for all periods presented.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013. The matter involving internal controls over financial reporting that management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board (PCAOB) was insufficient segregation of duties consistent with control objectives.  Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

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

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2013 Annual Meeting of Shareholders scheduled to be held on June 12, 2014, and is incorporated herein by reference.

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

ITEM 11.               EXECUTIVE COMPENSATION.

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2014 Annual Meeting of Shareholders scheduled to be held on June 12, 2014, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2014 Annual Meeting of Shareholders scheduled to be held on June 12, 2014, and is incorporated herein by reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our proxy statement relating to our 2013 Annual Meeting of Shareholders scheduled to be held on June 12, 2014, and is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Independent Public Accounting Firm for the year ended December 31, 2013” in our proxy statement relating to our 2014 Annual Meeting of Shareholders scheduled to be held on June 12, 2014, and is incorporated herein by reference.

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

10(p)
Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10(q)
Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

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

23	*	Consent of Independent Registered Public Accounting Firm

24	*	Powers of Attorney.

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated March 4, 2014, entitled “SCI Engineered Materials, Inc., Reports Fourth Quarter 2013 Results.”

24

101
The Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting  Language): (i) Consolidated Balance Sheets at December 31, 2013 and  December 31, 2012 (ii) Consolidated Statements of Operations for the  year ended December 31 2013 and 2012, (iii)  Consolidated Statement of Changes in Equity for the years ended December 31, 2013 and December 2012, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2013 and 2012, and (v) Notes to Financial  Statements.

_____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: March 4, 2014	By:	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of
Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 4th day of March 2014.

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

26

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
SCI Engineered Materials, Inc.
Columbus, Ohio

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP
Columbus, Ohio
March 4, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

ASSETS

	2013	2012

Current Assets
Cash	$622,727	$630,819
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000 and $45,000, respectively	632,011	439,627
Contract	-	12,427
Other	2,066	1,248
Inventories	1,709,740	815,075
Prepaid expenses	56,298	209,422
Total current assets	3,022,842	2,108,618

Property and Equipment, at cost
Machinery and equipment	7,116,055	7,015,504
Furniture and fixtures	137,911	137,911
Leasehold improvements	317,870	317,870
Construction in progress	2,093	12,195
	7,573,929	7,483,480
Less accumulated depreciation and amortization	(4,781,362)	(4,254,302)
	2,792,567	3,229,178

Other Assets
Deposits	15,645	15,332
Deferred financing fees	29,104	38,543
Intangibles	11,059	12,889
Total other assets	55,808	66,764

TOTAL ASSETS	$5,871,217	$5,404,560

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS (continued)

DECEMBER 31, 2013 AND 2012

LIABILITIES AND SHAREHOLDERS' EQUITY

	2013	2012

Current Liabilities
Capital lease obligations, current portion	$104,010	$221,366
Notes payable, current portion	247,679	316,571
Accounts payable	456,111	260,531
Customer deposits	1,105,655	313,745
Accrued compensation	75,815	76,646
Accrued expenses and other	115,672	117,572
Total current liabilities	2,104,942	1,306,431

Capital lease obligations, net of current portion	132,739	163,331
Notes payable, net of current portion	908,787	1,057,104
Total liabilities	3,146,468	2,526,866

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	441,982	417,830
Common stock, no par value, authorized 15,000,000 shares; 3,852,898 and 3,826,898 shares issued and outstanding, respectively	9,833,620	9,800,100
Additional paid-in capital	1,835,387	1,758,358
Accumulated deficit	(9,386,240)	(9,098,594)
Total shareholders' equity	2,724,749	2,877,694

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,871,217	$5,404,560

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Product revenue	$7,886,259	$8,530,780
Contract research revenue	90,170	226,369
Total revenue	7,976,429	8,757,149

Cost of product revenue	6,363,489	6,913,807
Cost of contract research revenue	76,648	186,180
Total cost of revenue	6,440,137	7,099,987

Gross profit	1,536,292	1,657,162

General and administrative expense	1,052,181	1,109,197

Research and development expense	324,035	311,646

Marketing and sales expense	448,166	502,628

Loss from operations	(288,090)	(266,309)

Interest, net	(73,245)	(85,570)
Gain (loss) on disposal of equipment	73,689	(1,441)
Other income (expense)	444	(87,011)

Loss before income taxes	(287,646)	(353,320)

Income tax benefit	-	(27,348)

Net loss	(287,646)	(325,972)

Dividends on preferred stock	(24,152)	(24,152)

LOSS APPLICABLE TO COMMON STOCK	$(311,798)	$(350,124)

Earnings per share - basic and diluted (Note 6)

Loss per common share
Basic	$(0.08)	$(0.09)
Diluted	$(0.08)	$(0.09)

Weighted average shares outstanding
Basic	3,839,117	3,814,996
Diluted	3,839,117	3,814,996

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 1/1/12	$393,678	$9,766,740	$1,678,981	$(8,772,622)	$3,066,777

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2J)	-	-	103,529	-	103,529

Common stock issued (Note 6)	-	33,360	-	-	33,360

Net loss	-	-	-	(325,972)	(325,972)

Balance 12/31/12	$417,830	$9,800,100	$1,758,358	$(9,098,594)	$2,877,694

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2J)	-	-	101,181	-	101,181

Common stock issued (Note 6)	-	33,520	-	-	33,520

Net loss	-	-	-	(287,646)	(287,646)

Balance 12/31/13	$441,982	$9,833,620	$1,835,387	$(9,386,240)	$2,724,749

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(287,646)	$(325,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion	571,528	585,085
Amortization	1,830	2,564
Stock based compensation	134,701	136,889
(Gain) loss on disposal of equipment	(73,689)	1,441
Inventory reserve	34,863	42,365
Change in allowance for doubtful accounts	(30,223)	30,000
Changes in operating assets and liabilities:
Accounts receivable	(150,552)	34,301
Inventories	(929,528)	188,063
Prepaid expenses	153,124	(144,130)
Other assets	9,126	16,329
Accounts payable	195,580	(103,260)
Accrued expenses and customer deposits	779,760	(26,404)
Net cash provided by operating activities	408,874	437,271

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	75,050	-
Purchases of property and equipment	(40,470)	(587,939)
Net cash provided by (used in) investing activities	34,580	(587,939)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	933,729
Principal payments on capital lease obligations and notes payable	(451,546)	(950,311)
Net cash used in financing activities	(451,546)	(16,582)

NET DECREASE IN CASH	$(8,092)	$(167,250)

CASH - Beginning of year	630,819	798,069

CASH - End of year	$622,727	$630,819

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the year for:
Interest	$73,934	$86,693
Income taxes	$-	$455

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by capital lease	$86,389	$-
Increase in asset retirement obligation	$9,420	$8,640

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, ”we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  The Company operates in one segment as  a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications. The Company is focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Thin Film Battery and Transparent Electronics).  Substantially, all of the Company’s revenues were generated from domestic customers.  Approximately 96% and 86% of the revenues during 2013 and 2012, respectively, were from products sold in the Photonics market.  Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

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

The Company’s two largest customers accounted for 38% and 37% of total revenue in 2013.  These two customers represented 61% of the accounts receivable trade balance at December 31, 2013.  The Company expects  to collect all outstanding accounts receivables as of December 31, 2013 from these customers.

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

Management estimates an allowance for doubtful accounts, which was approximately $15,000 and $45,000 as of December 31, 2013 and 2012, respectively.  This estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections.  Specific accounts are charged directly to the reserve when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

E.          Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods.  Cost includes material, labor, freight and applied overhead.  Inventory reserves are established for obsolete inventory, lower of cost or market, and excess inventory quantities based on management’s estimate of net realizable value.  The Company had an inventory reserve of $134,863 at December 31, 2013, and $100,000 at December 31, 2012.

F.          Property and Equipment - Property and equipment are carried at cost.  Depreciation is provided using the straight-line method based on the estimated useful lives of the assets.  Useful lives range from three years on computer equipment to sixteen years on certain equipment.  Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.  Depreciation expense totaled $562,108 and $576,445 for the years ended December 31, 2013 and 2012, respectively.  Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.   There was no property and equipment considered impaired during 2013 or 2012.

G.           Deferred Financing Costs - Deferred financing costs are amortized over the term of the related debt using the straight-line method, the result of which is not materially different from the use of the interest method.  Deferred financing costs totaled $38,543 and $47,982 at December 31, 2013 and 2012, respectively.  The related amortization expense of these costs for the years ended December 31, 2013 and 2012 was $9,439 and is included in interest expense on the statements of operations.

H.          Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present.  If necessary, an impairment loss is recorded for the excess of carrying value over fair value.  There were no intangible assets considered impaired during 2013 or 2012.

The Company has secured patents for manufacturing processes used in its operations.  Costs incurred to secure the patents have been capitalized and are being amortized over the life of the patents.  Cost and accumulated amortization of the patents at December 31, 2013 were $36,473 and $25,414 respectively.  Cost and accumulated amortization of the patents at December 31, 2012 were $36,473 and $23,584 respectively.  Amortization expense was approximately $1,830 for the years ended December 31, 2013 and 2012.  Amortization expense is estimated to be at least $1,830 for each of the next five years.

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

J.          Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period.  Non cash stock based compensation expense was $101,181 and $103,529 for the years ended December 31, 2013 and 2012, respectively.  In addition, 2013 included $33,520 of non cash stock based compensation expense for stock grants awarded to the four non-employee board members and the Chief Executive Officer.  2012 included $33,360 of non cash stock based compensation expense for stock grants awarded to the four non-employee board members.  Unrecognized compensation expense was $404,726 as of December 31, 2013 and will be recognized through 2017.  There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

K.          Research and Development - Research and development costs are expensed as incurred.  Research and development expense for the years ended December 31, 2013 and 2012 was $324,035 and $311,646, respectively.  The Company continues to develop innovative metal oxide systems to further align activities with customer needs.

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

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3.	Inventories

Inventories consist of the following at December 31:

	2013	2012
Raw materials	$1,174,945	$346,613
Work-in-process	532,044	408,491
Finished goods	137,614	159,971
	1,844,603	915,075
Reserve for obsolete inventory	(134,863)	(100,000)

	$1,709,740	$815,075

Note 4.	Notes Payable

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

As of December 31, 2013 there was an outstanding balance of $115,052 on this Note.  The Company expects to maintain compliance with all covenants through December 31, 2014.

The Company’s revolving line of credit arrangement with its senior lender expired on April 13, 2012.  There was no balance outstanding under this arrangement at maturity.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4.	Notes Payable (continued)

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%.  There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance.  Payments of approximately $10,500, including principal, interest and servicing fee, were payable monthly.  On August 13, 2013, ODSA and the Company agreed to a modification to the payment schedule.  Interest and servicing payments of $1,656 were paid monthly from August 2013 through January 2014.  Beginning in February 2014, monthly payments of approximately $10,500, including principal, interest and servicing fee are due through October 2018.  A final payment of approximately $71,900 is due November 2018.  The loan is collateralized by the related project equipment.  As of December 31, 2013 there was an outstanding balance of $611,520 on this loan. The above loan has a covenant relating to the creation of an agreed upon number of jobs with which the Company is required to comply as of September 30, 2015.  The Company is in the process of requesting formal amendment or waiver of this requirement which it expects to obtain.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012).  The interest rate was 3% at December 31, 2011 and increased to 10% effective with the first amendment dated March 20, 2012.  A second amendment dated June 12, 2012 returned the interest rate to 3% effective April 10, 2012.  There is also an annual servicing fee of $1,600 charged quarterly.  The loan is being amortized over 84 months through March 2018. Payments were interest only through March 2012.  Thereafter, payments of approximately $17,300, including interest and servicing fee, were payable quarterly.

On December 20, 2013, OAQDA and the Company signed a Fourth Amendment to the Loan Documents and agreed to a modification to the payment schedule.  Interest and servicing payments of $2,121 are payable quarterly from October 2013 through March 2014.  Beginning in June 2014, quarterly payments of approximately $17,300, including principal, interest and servicing fee are due through December 2017.  A final payment of approximately $50,400 is due February 2018.  This loan is also subject to certain covenants, including job creation.  Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement.  The Company expects to maintain compliance with all covenants through December 31, 2014.  The loan is collateralized by the related project equipment.  As of December 31, 2013 there was an outstanding balance of $282,786 on this loan.

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio.  The OAQDA and ODSA agree to shared lien and security interest through mutual covenants.  These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants.  The Company expects to maintain compliance with all covenants through December 31, 2014.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4.	Notes Payable (continued)

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development, now known as the Ohio Development Services Agency (ODSA), in the amount of $400,000.  These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment.  The term of the loan is 84 months at a fixed interest rate of 3%.  There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance.  Payments of approximately $6,100, including principal, interest and servicing fee, were payable monthly.  On August 8, 2013, ODSA and the Company agreed to a modification to the payment schedule.  Interest and servicing payments of approximately $400 were paid monthly from August 2013 through January 2014.  Beginning in February 2014, monthly payments of approximately $6,100, including principal, interest and servicing fee are payable through July 2015.  A final payment of approximately $42,200 is due August 2015.  The loan is collateralized by the related project equipment.  As of December 31, 2013 the loan had a balance of $147,108.  This loan is also subject to certain covenants, including job creation and retention.   The Company expects to maintain compliance with all covenants through December 31, 2014.

Notes payable at December 31 is included in the accompanying balance sheets as follows:

	2013	2012
Huntington National Bank	$115,052	$188,000
ODSA 166 Direct Loan	611,520	672,667
OAQDA 166 Direct Loan	282,786	326,329
ODSA 166 Direct Loan	147,108	186,679
Total notes payable	1,156,466	1,373,675
Less current portion	247,679	316,571
Notes payable, net of current portion	$908,787	$1,057,104

Annual maturities of notes payable, for the next five years, are as follows:
2014	$247,679
2015	298,209
2016	206,839
2017	181,847
2018	221,892

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5.	Lease Obligations

Operating

The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring at various dates through 2016.  Rent expense, which includes various monthly rentals for the years ended December 31, 2013 and 2012 totaled $150,328 and $155,139, respectively.  Future minimum lease payments at December 31, 2013 are as follows:

2014	$70,117
2015	248
2016	207
Total minimum lease payments	$70,572

Capital

The Company also leases certain equipment under capital leases.  Future minimum lease payments, by year, with the present value of such payments, as of December 31, 2013 are shown in the following table.
2014	$114,334
2015	73,536
2016	44,196
2017	19,524
2018	3,240
Total minimum lease payments	254,830
Less amount representing interest	18,081
Present value of minimum lease payments	236,749
Less current portion	104,010
Capital lease obligations, net of current portion	$132,739

The equipment under capital lease at December 31 is included in the accompanying balance sheets as follows:
	2013	2012
Machinery and equipment	$762,223	$1,030,405
Less accumulated depreciation and amortization	292,868	331,209
Net book value	$469,355	$699,196

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense.

The capital leases are structured such that ownership of the leased asset reverts to the Company at the end of the lease term.  Accordingly, leased assets are depreciated using the Company's normal depreciation methods and lives.  In 2013, ownership of certain assets were transferred to the Company in accordance with the terms of the leases and these assets have been excluded from the leased asset disclosure above.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6.	Common and Preferred Stock

Common Stock

During 2013, the four non-employee board members each received 6,000 shares of common stock of the Company with an aggregate value of $31,320.  In addition, the Chief Executive Officer received 2,000 shares of common stock of the Company with a value of $2,200.  These transactions were recorded as non cash stock compensation expense in the financial statements.

During 2012, the four non-employee board members each received 6,000 shares of common stock of the Company with an aggregate value of $33,360.  This was recorded as non cash stock compensation expense in the financial statements.

Preferred Stock

Shares of preferred stock authorized and outstanding at December 31, 2013 and 2012 were as follows:

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

The Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2013 and 2012.  At December 31, 2013 and 2012 the Company had accrued dividends on Series B preferred stock of $193,216 and $169,064, respectively.  These amounts are included in convertible preferred stock, Series B on the balance sheet at December 31, 2013 and 2012.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6.	Common and Preferred Stock (continued)

Earnings Per Share

Basic income (loss) per share is calculated as income available (loss attributable) to common shareholders divided by the weighted average of common shares outstanding.  Diluted earnings per share is calculated as diluted income available (loss attributable) to common stockholders divided by the diluted weighted average number of common shares outstanding.  Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive.  For the years ended December 31, 2013 and 2012, all convertible and preferred stock and common stock options listed in Note 7 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive.

Following is a summary of employee and director outstanding stock options outstanding and preferred stock, Series B at December 31, 2013 and 2012.
	December 31,	December 31,
	2013	2012
Options	706,500	842,250
Preferred Stock, Series B	24,152	24,152
	730,652	866,402

The following is provided to reconcile the earnings per share calculations:
	2013	2012
Loss applicable to common stock	$(311,798)	$(350,124)
Weighted average common shares outstanding - basic	3,839,117	3,814,996
Effect of dilutions - stock options	-	-
Weighted average shares outstanding - diluted	3,839,117	3,814,996

Note 7.	Stock Option Plans

On June 10, 2011, shareholders approved the SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (the “2011 Plan”).  The Company adopted the 2011 Plan as incentive to key employees, directors and consultants under which options to purchase up to 250,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements.  Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company.  Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2013 there were no stock options outstanding from the 2011 Plan.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans (continued)

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan.  The Company adopted the 2006 Plan as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements.  Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company.  Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant.  As of December 31, 2013 there were 491,500 stock options outstanding from the 2006 Plan which expire at various dates through January 2, 2019.

On September 29, 1995, the Company adopted the 1995 Stock Option Plan as incentive to key employees, directors and consultants.  As of December 31, 2013 there were 215,000 stock options outstanding from the 1995 Plan which expire at various dates through December 16, 2015. The Company adopted the 1995 Plan as incentive to key employees, directors and consultants under which options to purchase up to 900,000 shares of the Company’s common stock were available to be granted, subject to the execution of stock option agreements.

The cumulative status at December 31, 2013 and 2012 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (yrs)	Value
Outstanding at January 1, 2012	736,750	$4.52
Expired	(144,500)	1.59
Outstanding at December 31, 2012	592,250	$5.23
Expired	(250)	1.00
Forfeited	(105,500)	5.37
Outstanding at December 31, 2013	486,500	$5.20	4.1	$-
Options exercisable at December 31, 2012	322,250	$4.59	4.3	$-
Options exercisable at December 31, 2013	304,250	$4.73	3.5	$-
Options expected to vest	182,250	$6.00	5.0	$-

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans (continued)

Non-Employee Director Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (yrs)	Value
Outstanding at January 1, 2012	250,000	$3.87
Outstanding at December 31, 2012	250,000	$3.87
Expired	(30,000)	1.00
Outstanding at December 31, 2013	220,000	$4.26	0.7	$-
Options exercisable at December 31, 2012	250,000	$3.87	1.5	$-
Options exercisable at December 31, 2013	220,000	$4.26	0.7	$-

Information related to the weighted average fair value of nonvested stock options for the year ended December 31, 2013 is as follows:
		Average
		Exercise
	Stock Options	Price
Employee Stock Options
Nonvested options at January 1, 2013	270,000	$6.00
Forfeited	(51,300)	6.00
Vested	(36,450)	6.00
Nonvested options at December 31, 2013	182,250	$6.00

Exercise prices range from $2.40 to $6.00 for options at December 31, 2013.  The weighted average option price for all options outstanding was $4.91 with a weighted average remaining contractual life of 3.0 years at December 31, 2013.  The weighted average option price for all options outstanding was $4.83 with a weighted average remaining contractual life of 4.0 years at December 31, 2012.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8.	Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31.
	2013	2012
Deferred tax assets
NOL carryforwards	$1,376,000	$1,398,000
General business credits carryforwards	199,000	182,000
Stock based compensation	80,000	80,000
UNICAP	94,000	19,000
Allowance for doubtful accounts	6,000	16,000
Reserve for obsolete inventories	49,000	36,000
Reserve for asset retirement	18,000	15,000
Property and equipment	(134,000)	(88,000)
	1,688,000	1,658,000
Valuation allowance	(1,688,000)	(1,658,000)
Net	$-	$-

A valuation allowance has been recorded against the realizability of the net deferred tax asset such that no value is recorded for the asset in the accompanying financial statements.  The valuation allowance totaled $1,688,000 and $1,658,000 at December 31, 2013 and 2012, respectively.

The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $3,900,000 and $4,000,000, at December 31, 2013 and 2012, respectively, which expire in varying amounts through 2032.

For the years ended December 31, 2013 and 2012, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:
	Percentage
	2013	2012
Federal statutory rate	(35.0)%	(35.0)%
State/city tax	0.0	(8.4)
Non-deductible expense	12.9	11.3
Valuation allowance	22.1	23.7
Effective rate	0.0%	(8.4)%

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8.	Income Taxes (continued)

Components of income taxes are as follows:
	2013	2012
Current	$-	$(27,348)
Deferred:
NOL utilization/expiration	21,000	37,775
General business credits	(17,000)	(56,664)
Other temporary differences	(34,000)	(16,824)
Change in valuation allowance	30,000	35,713
Total	$-	$(27,348)

The Company follows guidance issued by the Financial Accounting Standards Board (“FASB ASC 740”) with respect to accounting for uncertainty in income taxes.  A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination.  For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded.

The Company has no unrecognized tax benefits under guidance related to tax uncertainties.  The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months.    Any tax penalties or interest expense will be recognized in income tax expense.  No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2013 and 2012.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2010 through 2012 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 9.	Fair Value of Financial Instruments (continued)

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2012	$32,218
Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	8,640
Balance at December 31, 2012	$40,858
Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	9,420
Balance at December 31, 2013	$50,278

Note 11.	Subsequent Events

On February 18, 2014 the four non-employee board members each received compensation of 1,500 shares of common stock of the Company with an aggregate value of $6,840.  This was recorded as non cash stock compensation expense in the financial statements during 2014.

On January 24, 2014, the Company entered into a capital lease agreement for $30,495 for the purchase of new equipment.  This lease includes a term of 36 months and an interest rate of 7.5%.

SCI ENGINEERED MATERIALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 12.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through December 31, 2014.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

The Company currently does not have any available sources of additional external funding.  The revolving line of credit arrangement with its senior lender expired on April 13, 2012.  There was no balance outstanding under this arrangement at maturity.  The Company did not have the need to draw on the revolving line of credit since the original commitment date of January 13, 2009.  The Company does not anticipate the need for a similar credit facility in 2014; although it may pursue revolving credit arrangements as working capital requirements increase.  The Company’s ability to obtain a new line of credit, if deemed necessary, is not certain.

During the second quarter of 2013 the Company enacted various cost cutting measures which included management wage reductions and reduced work hours where feasible.  Due to increased customer demand during the fourth quarter all wage reductions ended and employees returned to full work schedules.  Should projected sales and gross profit fall below levels expected to be achieved, cost reduction actions could be reinstituted, which we believe would facilitate the continued operation of the Company.  The implementation of such reductions and the timing of their impact are not fully predictable.

During the third quarter of 2013, the Company replaced an existing Promissory Note with The Huntington National Bank with a new Promissory Note which extended the maturity date from February 2014 to August 2016.  The Company also agreed to payment schedule modifications for two loans with the Ohio Development Services Agency and one loan with the Ohio Air Quality Development Authority as discussed in Note 4 of the financial statements.  These debt modifications will ease cash flow requirements relating to debt servicing in 2014.

