Form 10-Q
period 2014-03-31
SCI Engineered Materials, Inc.
filed 2014-05-06
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

3,858,898 shares of Common Stock, without par value, were outstanding at April 30, 2014.

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3

	Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited)	5

	Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	Mine Safety Disclosures.	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	22

Signatures.		25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(UNAUDITED)
Current Assets
Cash	$909,456	$622,727
Accounts receivable, less allowance for doubtful accounts of $15,000	758,635	634,077
Inventories	1,684,033	1,709,740
Prepaid expenses	299,247	56,298
Total current assets	3,651,371	3,022,842

Property and Equipment, at cost
Machinery and equipment	7,122,331	7,116,055
Furniture and fixtures	137,911	137,911
Leasehold improvements	317,870	317,870
Construction in progress	290,665	2,093
	7,868,777	7,573,929
Less accumulated depreciation	(4,913,551)	(4,781,362)
	2,955,226	2,792,567

Other Assets
Deposits	25,438	15,645
Deferred financing fees	26,744	29,104
Intangibles	10,602	11,059
Total other assets	62,784	55,808

TOTAL ASSETS	$6,669,381	$5,871,217

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2014	2013
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$150,720	$104,010
Notes payable, current portion	279,086	247,679
Accounts payable	624,221	456,111
Customer deposits	1,417,465	1,105,655
Accrued compensation	101,870	75,815
Accrued expenses and other	116,044	115,672
Total current liabilities	2,689,406	2,104,942

Capital lease obligations, net of current portion	346,345	132,739
Notes payable, net of current portion	838,136	908,787
Total liabilities	3,873,887	3,146,468

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	448,020	441,982
Common stock, no par value, authorized 15,000,000 shares; 3,858,898 and 3,852,898 shares issued and outstanding, respectively	9,840,460	9,833,620
Additional paid-in capital	1,865,982	1,835,387
Accumulated deficit	(9,358,968)	(9,386,240)
Total shareholders’ equity	2,795,494	2,724,749

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,669,381	$5,871,217

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	2014	2013

Revenue	$2,592,500	$1,433,602

Cost of revenue	2,005,727	1,260,003

Gross profit	586,773	173,599

General and administrative expense	332,591	295,210

Research and development expense	85,606	64,120

Marketing and sales expense	124,240	105,324

Income (loss) from operations	44,336	(291,055)

Other (expense)/income
Interest, net	(15,978)	(20,463)
(Loss) gain on disposal of equipment	(504)	50,000
	(16,482)	29,537

Income (loss) before provision for income taxes	27,854	(261,518)

Income tax expense	582	38

Net income (loss)	27,272	(261,556)

Dividends on preferred stock	6,038	6,038

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$21,234	$(267,594)

Earnings per share - basic and diluted
(Note 6)

Income (loss) per common share
Basic	$0.01	$(0.07)
Diluted	$0.01	$(0.07)

Weighted average shares outstanding
Basic	3,855,898	3,829,898
Diluted	3,855,898	3,829,898

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$27,272	$(261,556)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and accretion	136,066	150,645
Amortization	457	457
Stock based compensation	43,473	35,435
Loss (gain) on disposal of equipment	504	(50,000)
Inventory reserve	21,000	5,437
Credit for doubtful accounts	-	(3,294)
Changes in operating assets and liabilities:
Accounts receivable	(124,558)	(55,116)
Inventories	4,707	127,938
Prepaid expenses	(242,949)	13,504
Other assets	(7,433)	733
Accounts payable	168,110	14,486
Accrued expenses and customer deposits	335,686	(84,838)
Net cash provided by (used in) operating activities	362,335	(106,169)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	-	50,000
Purchases of property and equipment	(6,014)	(7,123)
Net cash (used in) provided by investing activities	(6,014)	42,877

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations and notes payable	(69,592)	(154,496)
Net cash used in financing activities	(69,592)	(154,496)

NET INCREASE (DECREASE) IN CASH	286,729	(217,788)

CASH - Beginning of period	622,727	630,819

CASH - End of period	$909,456	$413,031

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$16,120	$20,683
Income taxes	582	38

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment purchased by capital lease	290,665	86,389
Increase in asset retirement obligation	2,550	2,160

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  The Company is focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Thin Film Battery and Transparent Electronics).  Substantially all of the Company’s revenues are generated from domestic customers.  Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

Note 2.	Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2013. Interim results are not necessarily indicative of results for the full year.

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

Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $43,473 and $35,435 for the three months ended March 31, 2014 and 2013, respectively. Unrecognized non cash stock compensation expense was $549,495 as of March 31, 2014 and will be recognized through 2017. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

During the three months ended March 31, 2014 and 2013, the non-employee board members each received compensation of 1,500 shares of common stock of the Company. The stock had an aggregate value of $6,840 and $10,140 for the three months ended March 31, 2014 and 2013, respectively, and was recorded as non cash stock compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at March 31, 2014 and December 31, 2013, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2013	592,250	$5.23
Expired	(250)	1.00
Forfeited	(105,500)	5.37
Outstanding at December 31, 2013	486,500	$5.20
Expired	(15,000)	2.60
Outstanding at March 31, 2014	471,500	$5.29
Options exercisable at December 31, 2013	304,250	$4.73
Options exercisable at March 31, 2014	325,700	$4.97

Non-Employee Director Stock Options

		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2013	250,000	$3.87
Expired	(30,000)	1.00
Outstanding at December 31, 2013	220,000	$4.26
Expired	(120,000)	5.15
Outstanding at March 31, 2014	100,000	$3.20
Shares exercisable at December 31, 2013	220,000	$4.26
Shares exercisable at March 31, 2014	100,000	$3.20

Exercise prices for options ranged from $2.40 to $6.00 at March 31, 2014. The weighted average option price for all options outstanding was $4.92 with a weighted average remaining contractual life of 3.5 years.

Note 4.	Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock were $6,038 for the three months ended March 31, 2014 and 2013. The Company had accrued dividends on Series B preferred stock of $199,254 and $175,102 at March 31, 2014 and 2013, respectively. These amounts are included in Convertible preferred stock, Series B on the balance sheet at March 31, 2014 and 2013.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2014	2013
	(unaudited)
Raw materials	$1,129,418	$1,174,945
Work-in-process	564,925	532,044
Finished goods	145,553	137,614
Inventory reserve	(155,863)	(134,863)
	$1,684,033	$1,709,740

Note 6.	Earnings Per Share

Basic income (loss) per share is calculated as income (loss) applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three months ended March 31, 2014 and 2013, all convertible preferred stock and common stock options listed in Note 3 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive. The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,
	2014	2013
Income (loss) applicable to common shares	$21,234	$(267,594)

Weighted average common shares outstanding – basic	3,855,898	3,829,898

Effect of dilutions	-	-

Weighted average shares outstanding – diluted	3,855,898	3,829,898

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable

On August 8, 2013, the Company issued a Promissory Note (the “Note”) in the amount of $128,257 to The Huntington National Bank, as Lender, with a maturity date of August 5, 2016. This Note replaced an existing promissory note to The Huntington National Bank.

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

The interest rate on the Note was 5% at March 31, 2014 and December 31, 2013. As of March 31, 2014 there was an outstanding balance of $104,910 on this Note. As of March 31, 2014 there was an outstanding balance of $104,910 on this Note. The Company expects to maintain compliance with all covenants through March 31, 2015.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. On August 13, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of $1,656 were paid monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $10,500, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of March 31, 2014 there was an outstanding balance of $593,852 on this loan. The above loan has a covenant relating to the creation of an agreed upon number of jobs with which the Company is required to comply as of September 30, 2015. The Company is in the process of requesting formal amendment or waiver of this requirement, which it expects to obtain.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). On December 20, 2013, OAQDA and the Company signed a Fourth Amendment to the Loan Documents and agreed to a modification to the payment schedule. Interest and servicing payments of $2,121 were payable quarterly from October 2013 through March 2014. Beginning in June 2014, quarterly payments of approximately $17,300, including principal, interest at 3% and servicing fees are due through December 2017. A final payment of approximately $50,400 is due February 2018. This loan is also subject to certain covenants, including job creation. Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement. The Company expects to maintain compliance with all covenants through March 31, 2015. The loan is collateralized by the related project equipment. As of March 31, 2014 there was an outstanding balance of $282,786 on this loan.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable (continued)

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODSA agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants. The Company expects to maintain compliance with all covenants through March 31, 2015.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development, now known as the ODSA, in the amount of $400,000. These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance. On August 8, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of approximately $400 were paid monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $6,100, including principal, interest and servicing fee are payable through July 2015. A final payment of approximately $42,200 is due August 2015. The loan is collateralized by the related project equipment. As of March 31, 2014 the loan had a balance of $135,674. This loan is also subject to certain covenants, including job creation and retention. The Company expects to maintain compliance with all covenants through March 31, 2015.

Note 8.	Income Taxes

Income tax expense consisted of the following for the three months ended March 31:

	2014	2013
Federal – deferred	$-	$-
State and local	582	38
	$582	$38

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at March 31, 2014 and December 31, 2013.   The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $3,900,000 which expire in varying amounts through 2032.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through March 31, 2015.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

The Company entered into new capital lease agreements of approximately $291,000 during the first quarter of 2014 to support increased sales in its core photonics market. The Company does not have any other available sources of additional external funding at this time.

During the third quarter of 2013, the Company replaced an existing Promissory Note with The Huntington National Bank with a new Promissory Note which extended the maturity date from February 2014 to August 2016. The Company also agreed to payment schedule modifications for two loans with the Ohio Development Services Agency and one loan with the Ohio Air Quality Development Authority as discussed in Note 7 of the financial statements.

Note 10.	Subsequent event

The Company entered into a new capital lease agreement of approximately $105,000 for equipment delivered in April 2014.

The Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2013.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2013.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Overview

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  We are focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Thin Film Battery and Transparent Electronics).  Substantially all of our revenues were generated from domestic customers.  We have made considerable resource investment in the Thin Film Solar industry and a few customers have adopted our products.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy. Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

Product bookings during the first quarter of 2014 were $2.8 million compared to $1.3 million during the first quarter of 2013. Our backlog at March 31, 2014 was $3.7 million compared to $1.6 million at March 31, 2013.

We entered into new capital lease agreements of approximately $291,000 during the first quarter of 2014 to support increased sales in our core photonics market.

For the three months ended March 31, 2014, we had total revenue of $2,592,500. This was an increase of $1,158,898, or 80.8%, compared to the three months ended March 31, 2013. Revenue increased primarily due to increased volume from customer demand in our core photonics market. Thin film solar and thin film battery experienced slight increases in the first quarter of 2014 compared to the first quarter of 2013.

Gross profit was $586,773 for the three months ended March 31, 2014 compared to $173,599 for the same three months in 2013. This was an increase of $413,174, or 238.0%. Gross profit as a percentage of revenue was 22.6% for the first three months of 2014 compared to 12.1% for the same period in 2013.

Operating expenses were $542,437 and $464,654 for the three months ended March 31, 2014 and 2013, respectively. This was an increase of $77,783, or 16.7%. Included in this increase was higher research and development expense as all research grant work was completed during 2013. As they related to contract research revenue certain research and development expenses were included in cost of revenue in 2013. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems within the thin film solar industry. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve research & development expense.

For the three months ended March 31, 2014, we had net income after income taxes of $27,272 compared to a net loss of $261,556 for the three months ended March 31, 2013. We had income applicable to common shares of $21,234 for the three months ended March 31, 2014 compared to a loss of $267,594 for the same period in 2013.

During the first quarter we signed an extension to the lease on the building we occupy. The original lease was set to expire on August 17, 2014. The lease now expires on November 30, 2024.

We are sad to report Dr. Robert J. Baker, Jr., a member of our Board of Directors since 1992, died suddenly on Sunday, March 30, 2014, at the age of 75.  Dr. Baker served as Chairman of the Compensation Committee. We were privileged to have Dr. Baker’s guidance for the past 22 years. We intend to select a replacement for Dr. Baker as Chairman of the Compensation Committee from our existing Board members.  In addition, because of Dr. Baker’s unexpected death we have decided to temporarily reduce the size of our Board of Directors from five to four until a thorough search can be conducted for a qualified candidate.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three months ended March 31, 2014 (unaudited) compared to three months ended March 31, 2013 (unaudited):

Revenue

For the three months ended March 31, 2014, we had total revenue of $2,592,500. This was an increase of $1,158,898, or 80.8%, compared to the three months ended March 31, 2013. Revenue increased due to increased volume from customer demand. During the first quarter of 2013 a customer experienced a periodic inventory adjustment which reduced revenue. This customer made up approximately 49% of our revenue in the first three months of 2014 compared to 12% during the first three months of 2013. Contract revenue was $0 and $63,732 for the three months ended March 31, 2014 and 2013, respectively. We do not anticipate any contract revenue during 2014 as all grant work was completed in 2013. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse effect on our business.

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

Gross Profit

Gross profit was $586,773 for the three months ended March 31, 2014 compared to $173,599 for the same three months in 2013. This was an increase of $413,174, or 238.0%. The increase in gross profit was attributed to higher revenue and product mix. Gross profit as a percentage of revenue (gross margin) was 22.6% for the first three months of 2014 compared to 12.1% for the same period in 2013. This increase in gross margin was attributed to the higher gross profit and product mix.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2014 increased to $332,591 from $295,210 for the three months ended March 31, 2013, or 12.7%. The first quarter of 2014 included higher professional fees of approximately $20,000, non-cash stock based compensation of approximately $9,000 and compensation expense of approximately $5,000 compared to the first quarter of 2013.

Professional Fees

Included in general and administrative expense was $87,762 and $67,361 for professional fees for the three months ended March 31, 2014 and 2013, respectively. These continued expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development Expense

Research and development expense for the three months ended March 31, 2014 was $85,606 compared to $64,120 for the same period in 2013, an increase of 33.5%. Expense was higher during the first quarter of 2014 as all research grant work was completed during 2013. As they related to contract research revenue certain research and development expenses were included in cost of revenue in 2013.

Marketing and Sales Expense

Marketing and sales expense for the three months ended March 31, 2014 increased 18.0% to $124,240 from $105,324 for the same period in 2013. The increase was primarily related to higher compensation expense of approximately $12,000 and non-cash stock based compensation expense of approximately $4,000.

Stock Compensation Expense

Included in operating expenses were non-cash stock based compensation costs of $43,473 and $35,435 for the three months ended March 31, 2014 and 2013, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense related to operating expense was $549,495 as of March 31, 2014 and will be recognized through 2017.

Interest expense

Interest expense was $16,120 and $20,683 for the three months ended March 31, 2014 and 2013, respectively. The decrease was due to continued payments reducing principal balances.

Income/Loss Applicable to Common Stock

Income applicable to common stock was $21,234 for the three months ended March 31, 2014 compared to a loss of $267,594 for the three months ended March 31, 2013. The improvement was due to the increased revenue and gross profit.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Common Stock

The following schedule represents our outstanding common stock during the period of 2014 through 2019 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at March 31, 2014, if each shareholder exercises his or her options, it would increase our common shares by 571,500 to 4,429,898 by December 31, 2019. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2014	40,000	3,898,898	$2.85
2015	130,000	4,028,898	$3.02
2016	31,000	4,059,898	$3.25
2017	-	4,059,898	-
2018	6,000	4,065,898	$3.10
2019	364,500	4,430,398	$6.00

Liquidity and Capital Resources

Cash

As of March 31, 2014 cash on hand was $909,456. Cash on-hand was $622,727 at December 31, 2013. We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through March 31, 2015.

Working Capital

At March 31, 2014 working capital was $961,965 compared to $917,900 at December 31, 2013, an increase of $44,065 or 4.8%. As discussed below, cash increased approximately $287,000. Accounts receivable increased approximately $125,000. Inventories decreased approximately $26,000. Prepaid expenses increased approximately $243,000, accounts payable increased approximately $168,000 and customer deposits increased approximately $312,000 due to orders received scheduled for shipment in the second quarter of 2014. Current capital lease obligations increased approximately $47,000 due to new lease obligations incurred.

Cash from Operations

Net cash provided by operating activities was approximately $362,000 for the three months ended March 31, 2014. Net cash used in operating activities was approximately $106,000 for the three months ended March 31, 2013. In addition to the changes in various current assets and liabilities mentioned above, non-cash expenses for depreciation, accretion and amortization decreased to approximately $137,000 during the first quarter of 2014 from $151,000 during 2013, a decrease of 9.6%. Included in expenses were non cash stock based compensation costs of approximately $43,000 for the three months ended March 31, 2014 and $35,000 for the months ended March 31, 2013. There was a gain on sale of equipment during the first quarter of 2013 of $50,000.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from Investing Activities

Cash of approximately $6,000 was used for investing activities during the three months ended March 31, 2014. Cash of approximately $43,000 was provided by investing activities during the three months ended March 31, 2013. The amounts invested were used to purchase equipment and machinery for increased production capacity and new product lines. Proceeds on sale of equipment were $50,000 for the three months ended March 31, 2013.

Cash from Financing Activities

Cash of approximately $70,000 and $154,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the three months ended March 31, 2014 and 2013, respectively. We expect principal payments to increase beginning in the second quarter of 2014 due to new capital lease obligations incurred and resumption of principal payments to the OAQDA and ODSA. We incurred new capital lease obligations of approximately $291,000 and $86,000 for new production equipment during the first quarter of 2014 and 2013, respectively. The need for the additional equipment in 2014 was to support increased sales in our core photonics market.

Debt Outstanding

Total debt outstanding increased during the first three months of 2014 from approximately $1,393,000 to approximately $1,614,000, or 15.9%. We paid cash of approximately $70,000 towards principal amounts of capital lease obligations and notes payable during the first quarter of 2014. As previously mentioned we entered into new lease obligations of approximately $291,000 during the first quarter of 2014 and approximately $105,000 for equipment delivered in April 2014.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through March 31, 2015.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

We obtained new capital lease obligations of approximately $291,000 during the first quarter of 2014 to support increased sales in our core photonics market. We do not have any other available sources of additional external funding at this time.

During the third quarter of 2013, we replaced an existing Promissory Note with The Huntington National Bank with a new Promissory Note which extended the maturity date from February 2014 to August 2016. We also agreed to payment schedule modifications for two loans with the Ohio Development Services Agency and one loan with the Ohio Air Quality Development Authority as discussed in Note 7 of the financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation allowance, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief

Item 4.	Controls and Procedures (continued)

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on March 4, 2014 for the year ended December 31, 2013, relating to insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In order to remediate this weakness, we will need to hire additional employees. Although we will periodically reevaluate this situation, at this point we consider that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Item 4.	Controls and Procedures (continued)

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2014 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6.	Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6.	Exhibits (continued)

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.5	Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 15, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.6	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2013).

10.7	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10.8	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10.9	Announcement of the death of board member Robert J. Baker, Jr. (Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 2, 2014).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated May 6, 2014, entitled “SCI Engineered Materials, Inc. Reports First Quarter 2014 Results.”

Item 6.	Exhibits (continued)

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Financial Statements.

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 6, 2014	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

