Form 10-Q
period 2014-06-30
SCI Engineered Materials, Inc.
filed 2014-07-31
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

3,863,398 shares of Common Stock, without par value, were outstanding at July 25, 2014.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	3

	Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)	5

	Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	22

Signatures		24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2014	2013
	(UNAUDITED)
Current Assets
Cash	$944,425	$622,727
Accounts receivable, less allowance for doubtful accounts of $25,000 and $15,000, respectively	616,325	634,077
Inventories	969,649	1,709,740
Prepaid expenses	79,522	56,298
Total current assets	2,609,921	3,022,842

Property and Equipment, at cost
Machinery and equipment	7,263,558	7,116,055
Furniture and fixtures	139,110	137,911
Leasehold improvements	317,870	317,870
Construction in progress	263,491	2,093
	7,984,029	7,573,929
Less accumulated depreciation	(5,048,126)	(4,781,362)
	2,935,903	2,792,567

Other Assets
Deposits	18,532	15,645
Deferred financing fees	24,384	29,104
Intangibles	10,144	11,059
Total other assets	53,060	55,808

TOTAL ASSETS	$5,598,884	$5,871,217

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2014	2013
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$164,949	$104,010
Notes payable, current portion	281,405	247,679
Accounts payable	420,840	456,111
Customer deposits	472,337	1,105,655
Accrued compensation	84,901	75,815
Accrued expenses and other	115,644	115,672
Total current liabilities	1,540,076	2,104,942

Capital lease obligations, net of current portion	404,100	132,739
Notes payable, net of current portion	766,916	908,787
Total liabilities	2,711,092	3,146,468

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	454,058	441,982
Common stock, no par value, authorized 15,000,000 shares; 3,863,398 and 3,852,898 shares issued and outstanding, respectively	9,845,590	9,833,620
Additional paid-in capital	1,896,578	1,835,387
Accumulated deficit	(9,308,434)	(9,386,240)
	2,887,792	2,724,749

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,598,884	$5,871,217

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013

Revenue	$3,098,376	$1,792,775	$5,690,876	$3,226,377

Cost of revenue	2,517,906	1,394,584	4,523,633	2,654,587

Gross profit	580,470	398,191	1,167,243	571,790

General and administrative expense	300,151	239,623	632,742	534,833

Research and development expense	72,202	78,083	157,808	142,203

Marketing and sales expense	139,449	119,116	263,689	224,440

Income (loss) from operations	68,668	(38,631)	113,004	(329,686)

Other (expense) income
Interest	(17,346)	(18,659)	(33,324)	(39,122)
Gain (loss) on disposal of equipment, net	249	(312)	(255)	49,688
	(17,097)	(18,971)	(33,579)	10,566

Income (loss) before provision for income taxes	51,571	(57,602)	79,425	(319,120)

Income tax (expense) benefit	(1,037)	38	(1,619)	-

Net income (loss)	50,534	(57,564)	77,806	(319,120)

Dividends on preferred stock	(6,038)	(6,038)	(12,076)	(12,076)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$44,496	$(63,602)	$65,730	$(331,196)

Earnings per share - basic and diluted (Note 6)
Income (loss) per common share
Basic	$0.01	$(0.02)	$0.02	$(0.09)
Diluted	$0.01	$(0.02)	$0.02	$(0.09)

Weighted average shares outstanding
Basic	3,861,222	3,835,997	3,858,575	3,832,964
Diluted	3,861,222	3,835,997	3,858,575	3,832,964

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$77,806	$(319,120)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and accretion	275,761	301,777
Amortization	915	915
Stock based compensation	85,236	69,731
Net loss (gain) on disposal of equipment	255	(49,688)
Inventory reserve	42,000	11,652
Change in allowance for doubtful accounts	10,000	(30,223)
Changes in operating assets and liabilities:
Accounts receivable	7,752	(22,807)
Inventories	698,091	(157,505)
Prepaid expenses	(23,224)	106,631
Other assets	1,833	3,093
Accounts payable	(35,271)	12,704
Accrued expenses and customer deposits	(629,362)	35,529
Net cash provided by (used in) operating activities	511,792	(37,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	250	50,000
Purchases of property and equipment	(18,335)	(15,241)
Net cash (used in) provided by investing activities	(18,085)	34,759

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations and notes payable	(172,009)	(285,356)
Net cash used in financing activities	(172,009)	(285,356)

NET INCREASE (DECREASE) IN CASH	321,698	(287,908)

CASH - Beginning of period	622,727	630,819

CASH - End of period	$944,425	$342,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$33,678	$39,493
Income taxes	1,619	-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment purchased by capital lease	396,165	86,389
Increase in asset retirement obligation	5,100	4,320

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  The Company is focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass, Thin Film Battery and Transparent Electronics).  Substantially all of the Company’s revenues are generated from customers with multi-national operations.  Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

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

Stock Based Compensation - Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $41,763 and $34,296 for the three months ended June 30, 2014 and 2013, respectively. Non cash stock based compensation expense was $85,236 and $69,731 for the six months ended June 30, 2014 and 2013, respectively. Unrecognized compensation expense was $512,862 as of June 30, 2014 and will be recognized through 2017. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee board members received compensation of 10,500 and 12,000 aggregate shares of common stock of the Company during the six months ended June 30, 2014 and June 30, 2013, respectively. The stock had an aggregate value of $11,970 and $19,140 for the six months ended June 30, 2014 and 2013, respectively, and was recorded as non cash stock compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at June 30, 2014, and December 31, 2013, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2013	592,250	$5.23
Expired	(250)	1.00
Forfeited	(105,500)	5.37
Outstanding at December 31, 2013	486,500	$5.20
Expired	(55,000)	2.78
Outstanding at June 30, 2014	431,500	$5.51
Options exercisable at December 31, 2013	304,250	$4.73
Options exercisable at June 30, 2014	285,700	$5.26

Non-Employee Director Stock Options
		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2013	250,000	$3.87
Expired	(30,000)	1.00
Outstanding at December 31, 2013	220,000	$4.26
Expired	(120,000)	5.15
Outstanding at June 30, 2014	100,000	$3.20
Options exercisable at December 31, 2013	220,000	$4.26
Options exercisable at June 30, 2014	100,000	$3.20

Exercise prices for options ranged from $2.40 to $6.00 at June 30, 2014. The weighted average option price for all options outstanding was $5.08 with a weighted average remaining contractual life of 3.5 years.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.	Preferred Stock

The Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2013. Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock were $6,038 for the three months ended June 30, 2014 and 2013 and $12,076 for the six months ended June 30, 2014 and 2013. The Company had accrued dividends on Series B preferred stock of $205,292 at June 30, 2014, and $193,216 at December 31, 2013. These amounts are included in Convertible preferred stock, Series B on the balance sheet at June 30, 2014 and December 31, 2013.

Note 5.	Inventories

Inventories consisted of the following:	June 30,	December 31,
	2014	2013
	(unaudited)
Raw materials	$587,514	$1,174,945
Work-in-process	409,189	532,044
Finished goods	149,809	137,614
Inventory reserve	(176,863)	(134,863)
	$969,649	$1,709,740

Note 6.	Earnings Per Share

Basic income (loss) per share is calculated as income (loss) applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income applicable to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three months and the six months ended June 30, 2014 and 2013, all convertible preferred stock and common stock options listed in Note 3 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive. The following is provided to reconcile the earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Income (loss) applicable to common shares	$44,496	$(63,602)	$65,730	$(331,196)

Weighted average common shares outstanding - basic	3,861,222	3,835,997	3,858,575	3,832,964

Effect of dilution	-	-	-	-

Weighted average shares outstanding - diluted	3,861,222	3,835,997	3,858,575	3,832,964

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7. Notes Payable

On August 8, 2013, the Company issued a Promissory Note (the “Note”) in the amount of $128,257 to The Huntington National Bank, as Lender, with a maturity date of August 5, 2016. This Note replaced an existing promissory note to The Huntington National Bank.

The Note is collateralized by a blanket lien on all of the Company’s assets including, without limitation, inventory, equipment and accounts receivable. Among other items, the Note provides for the following:

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

The interest rate on the Note was 5% at June 30, 2014 and December 31, 2013. As of June 30, 2014 there was an outstanding balance of $94,667 on this Note. The Company expects to maintain compliance with all covenants of this Note through at least June 30, 2015.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. On August 13, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of $1,656 were paid monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $10,500, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of June 30, 2014 there was an outstanding balance of $567,184 on this loan. This loan is also subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. The Company expects to maintain compliance with all covenants of this loan through at least June 30, 2015.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). On December 20, 2013, OAQDA and the Company signed a Fourth Amendment to the Loan Documents and agreed to a modification to the payment schedule. Interest and servicing payments of $2,121 were payable quarterly from October 2013 through March 2014. Beginning in June 2014, quarterly payments of approximately $17,300, including principal, interest at 3% and servicing fees are due through December 2017. A final payment of approximately $50,400 is due February 2018. This loan is also subject to certain covenants, including job creation. Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement. The Company expects to maintain compliance with all covenants of this loan at least through June 30, 2015. The loan is collateralized by the related project equipment. As of June 30, 2014 there was an outstanding balance of $268,053 on this loan.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable (continued)

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODSA agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants. The Company expects to maintain compliance with all covenants of these loans through at least June 30, 2015.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development, now known as the ODSA, in the amount of $400,000. These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance. On August 8, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of approximately $400 were paid monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $6,100, including principal, interest and servicing fee are payable through July 2015. A final payment of approximately $42,200 is due August 2015. The loan is collateralized by the related project equipment. As of June 30, 2014 the loan had a balance of $118,416. This loan is also subject to certain covenants, including job creation and retention. The Company expects to maintain compliance with all covenants of this loan through at least June 30, 2015.

Note 8.	Income Taxes

Following is the income tax (expense) benefit for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Federal - deferred	$-	$-	$-	$-
State and local	(1,037)	38	(1,619)	-
	$(1,037)	$38	$(1,619)	$-

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at June 30, 2014 and December 31, 2013.   The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $3,900,000 which expire in varying amounts through 2032.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through June 30, 2015.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

The Company entered into new capital lease agreements of approximately $396,000 during the first half of 2014 to support increasing sales to its core customers. At this time the Company does not have nor need any other available sources of additional external funding.

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

Overview

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  We are focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass, Thin Film Battery and Transparent Electronics).  Substantially all of our revenues were generated from customers with multi-national operations.  We have made considerable resource investment in the Thin Film Solar industry and a few customers have adopted our products.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy. Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the three months ended June 30, 2014, we had total revenue of $3,098,376. This was an increase of $1,305,601, or 72.8%, compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, we had total revenue of $5,690,876. This was an increase of $2,464,499, or 76.4%, compared to the six months ended June 30, 2013. Revenue increased primarily due to increased volume from customer demand from our photonics customers.

Gross profit was $580,470 for the three months ended June 30, 2014 compared to $398,191 for the same three months in 2013. This was an increase of $182,279, or 45.8%. Gross profit was $1,167,243 for the six months ended June 30, 2014 compared to $571,790 for the first six months of 2013. This was an increase of $595,453, or 104.1%. The increase in gross profit was related to the increase in revenue.

Operating expenses were $511,802 and $436,822 for the three months ended June 30, 2014 and 2013, respectively. This was an increase of $74,980, or 17.2%. The second quarter of 2014 included increased travel and noncash stock based compensation expense and an increase of the allowance for doubtful accounts of $10,000 which adjusted bad debt expense. The second quarter of 2013 included a reduction of the allowance for doubtful accounts of approximately $27,000 which adjusted bad debt expense.

Operating expenses were $1,054,239 and $901,476 for the six months ended June 30, 2014 and 2013, respectively. This was an increase of $152,763, or 16.9%. This increase was primarily related to higher travel and non stock based compensation expense, research and development expense, and the adjustments to bad debt expense previously mentioned. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for applications in the thin film solar and glass markets. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve internally financed research and development expense.

For the three months ended June 30, 2014, we had net income after income taxes of $50,534 compared to a net loss of $57,564 for the three months ended June 30, 2013. We had income applicable to common shares of $44,496 for the three months ended June 30, 2014 compared to a loss of $63,602 for the same period in 2013.

For the six months ended June 30, 2014, we had net income after income taxes of $77,806 compared to a net loss of $319,120 for the six months ended June 30, 2013. We had income applicable to common shares of $65,730 for the six months ended June 30, 2014 compared to a loss of $331,196 for the same period in 2013.

Several new customers are currently conducting extensive product testing and qualification activities. We are optimistic this will result in increased orders during the second half of 2014. Backlog was $2.2 million at June 30, 2014 compared to $2.4 million on the same date a year ago and $3.7 million at March 31, 2014. Our expanded marketing initiatives, which include close contact with customers plus participation in domestic and international trade shows, remains focused on long-term global growth opportunities.

We entered into new capital lease agreements of approximately $396,000 during the first half of 2014 to support increasing sales to our core customers.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three and six months ended June 30, 2014 (unaudited) compared to three and six months ended June 30, 2013 (unaudited):

Revenue

For the three months ended June 30, 2014, we had total revenue of $3,098,376. This was an increase of $1,305,601, or 72.8%, compared to the three months ended June 30, 2013. Revenue increased primarily due to increased volume from demand from our core customers.

For the six months ended June 30, 2014, we had total revenue of $5,690,876. This was an increase of $2,464,499, or 76.4%, compared to the six months ended June 30, 2013. Revenue increased due to increased volume from demand from our photonics customers. During the first half of 2013 a customer experienced a periodic inventory adjustment which reduced revenue. This customer made up approximately 41% of our revenue in the first six months of 2014 compared to 23% during the first six months of 2013. Contract revenue was $0 and $90,170 for the six months ended June 30, 2014 and 2013, respectively. We do not anticipate any contract revenue during 2014 as all grant work was completed in 2013. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse effect on our business.

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

Gross Profit

Gross profit was $580,470 for the three months ended June 30, 2014 compared to $398,191 for the same three months in 2013. This was an increase of $182,279, or 45.8%. The increase in gross profit was attributed to higher revenue and product mix. Gross profit as a percentage of revenue (gross margin) was 18.7% for the second quarter of 2014 compared to 22.2% for the same period in 2013. The lower gross margin was attributed to an increase in volume of a high priced, low margin raw material used to manufacture products.

Gross profit was $1,167,243 for the six months ended June 30, 2014 compared to $571,790 for the same six months in 2013. This was an increase of $595,453 or 104.1%. The increase in gross profit was attributed to higher revenue and product mix. Gross profit as a percentage of revenue was 20.5% for the first six months of 2014 compared to 17.7% for the same period in 2013. This increase was attributed to the higher gross profit and product mix.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2014 increased 25.3% to $300,151 from $239,623 for the three months ended June 30, 2013. The second quarter of 2014 included higher compensation and non cash stock based compensation expense of approximately $17,000 and an increase of the allowance for doubtful accounts of $10,000 which adjusted bad debt expense. The second quarter of 2013 included a reduction of the allowance for doubtful accounts which adjusted bad debt expense by approximately $27,000.

General and administrative expense for the six months ended June 30, 2014 increased to $632,742 from $534,833 for the six months ended June 30, 2013, or 18.3%. The first six months of 2014 included higher professional fees of approximately $19,000, higher compensation and non cash stock based compensation expense of approximately $17,000 each, and the aforementioned changes in the allowance for doubtful accounts.

Professional Fees

Included in general and administrative expense was $42,603 and $43,621 for professional fees for the three months ended June 30, 2014 and 2013, respectively, and $130,365 and $110,983 for professional fees for the six months ended June 30, 2014 and 2013, respectively. These continued expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended June 30, 2014 was $72,202 compared to $78,083 for the same period in 2013, a decrease of 7.5%. The decrease was primarily due to lower compensation expense.

Research and development expense for the six months ended June 30, 2014 was $157,808 compared to $142,203 for the same period in 2013, an increase of 11.0%. Expense was higher during the first half of 2014 as all research grant work was completed during 2013. As they related to contract research revenue certain research and development expenses were included in cost of revenue in 2013. A portion of the increase was offset by lower compensation expense.

Marketing and Sales Expense

Marketing and sales expense for the three months ended June 30, 2014 increased 17.1% to $139,449 from $119,116 for the same period in 2013. The increase was due to higher travel and non cash stock based compensation expense of approximately $17,000.

Marketing and sales expense for the six months ended June 30, 2014 increased 17.5% to $263,689 from $224,440 for the same period in 2013. This increase was related to higher compensation, travel and non stock based compensation expense.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $41,763 and $34,296 for the three months ended June 30, 2014 and 2013, respectively, and $85,236 and $69,731 for the six months ended June 30, 2014 and 2013, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non cash stock based compensation expense related to operating expense was $512,862 as of June 30, 2014 and will be recognized through 2017.

Interest

Interest was $17,346 and $18,659 for the three months ended June 30, 2014 and 2013, respectively and $33,324 and $39,122 for the six months ended June 30, 2014 and 2013, respectively. The decrease was due to continued payments reducing principal balances.

Income/Loss Applicable to Common Shares

Income applicable to common shares was $44,496 for the three months ended June 30, 2014 compared to a loss applicable to common shares of $63,602 for the three months ended June 30, 2013. Income applicable to common shares was $65,730 for the six months ended June 30, 2014 compared to a loss of $331,196 for the six months ended June 30, 2013. The higher gross profit in 2014 primarily contributed to the income applicable to common shares.

Common Shares

The following schedule represents our outstanding common stock during the period of 2014 through 2019 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at June 30, 2014, if each shareholder exercises his or her options, it would increase our common shares by 531,500 to 4,394,898 by December 31, 2019. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2014	-	3,863,398	-
2015	130,000	3,993,398	$3.02
2016	31,000	4,024,398	$3.25
2017	-	4,024,398	-
2018	6,000	4,030,398	$3.10
2019	364,500	4,394,898	$6.00

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash

As of June 30, 2014 cash on hand was $944,425. Cash on-hand was $622,727 at December 31, 2013 and $342,911 at June 30, 2013. We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through June 30, 2015.

Working Capital

At June 30, 2014 working capital was $1,069,845 compared to $917,900 at December 31, 2013, an increase of $151,945 or 16.6%. As discussed below cash increased approximately $322,000 during the six months ended June 30, 2014. Accounts receivable decreased approximately $18,000. Inventories decreased approximately $740,000 and customer deposits decreased approximately $633,000 due to orders shipped during the first six months of 2014. Prepaid expenses increased approximately $23,000 and accounts payable decreased approximately $35,000. Current capital lease obligations increased approximately $61,000 due to new lease obligations incurred.

Cash from Operations

Net cash provided by operating activities was approximately $512,000 for the six months ended June 30, 2014. Net cash used in operating activities was approximately $37,000 for the six months ended June 30, 2013. In addition to the changes in various current assets and liabilities mentioned above, non-cash expenses for depreciation, accretion and amortization decreased to approximately $277,000 during the first six months of 2014 from $303,000 during 2013, a decrease of 8.6%. Included in expenses were non cash stock based compensation costs of approximately $85,000 for the six months ended June 30, 2014 and $70,000 for the six months ended June 30, 2013. There was a gain on sale of equipment during the first half of 2013 of approximately $50,000.

Cash from Investing Activities

Cash of approximately $18,000 was used for investing activities during the six months ended June 30, 2014. Cash of approximately $35,000 was provided by investing activities during the six months ended June 30, 2013. The amounts invested were used to purchase equipment and machinery for increased production capacity and new product lines. Proceeds on sale of equipment were approximately $50,000 for the six months ended June 30, 2013.

Cash from Financing Activities

Cash of approximately $172,000 and $285,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the six months ended June 30, 2014 and 2013, respectively. We expect principal payments to increase in the second half of 2014 due to new capital lease obligations incurred and resumption of principal payments to the OAQDA and ODSA. We incurred new capital lease obligations of approximately $396,000 and $86,000 for new production equipment during the first half of 2014 and 2013, respectively. The need for the additional equipment in 2014 was to support increasing sales in our core photonics market.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt Outstanding

Total debt outstanding increased during the first six months of 2014 from approximately $1,393,000 to approximately $1,617,000, or 16.1%, as a result of the new capital lease obligations. We paid cash of approximately $172,000 towards principal amounts of capital lease obligations and notes payable during the first half of 2014.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through June 30, 2015.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

We obtained new capital lease obligations of approximately $396,000 during the first half of 2014 to support increasing sales to our core customers. At this time we do not have nor do we need any other available sources of additional external funding.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended June 30, 2014 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6.	Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6.	Exhibits (continued)

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.5	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2013).

10.6	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10.7	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10.8	Notice of reschedule of Shareholder’s Meeting to July 10, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 12, 2014).

10.9	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

10.10	Announcement of appointment of Emily Lu to Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2014).

22.1	Description of matters submitted to vote of security holders (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 10, 2014).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

Item 6.	Exhibits (continued)

99.1	Press Release dated July 31, 2014, entitled “SCI Engineered Materials, Inc. Reports Second Quarter 2014 Results.”

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (iv) Notes to Financial Statements.

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: July 31, 2014	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

