Form 10-Q
period 2014-09-30
SCI Engineered Materials, Inc.
filed 2014-11-04
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

3,869,398 shares of Common Stock, without par value, were outstanding at October 31, 2014.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	3

Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)	5

Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	N/A

Item 1A.Risk Factors N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3. Defaults Upon Senior Securities	N/A

Item 4. Mine Safety Disclosures	N/A

Item 5. Other Information	N/A

Item 6. Exhibits	22

Signatures	24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(UNAUDITED)
ASSETS
Current Assets
Cash	$1,046,131	$622,727
Accounts receivable, less allowance for doubtful accounts of $11,000 and $15,000, respectively	527,352	634,077
Inventories	1,192,542	1,709,740
Prepaid expenses	68,415	56,298
Total current assets	2,834,440	3,022,842

Property and Equipment, at cost
Machinery and equipment	7,460,537	7,116,055
Furniture and fixtures	139,110	137,911
Leasehold improvements	317,870	317,870
Construction in progress	12,539	2,093
	7,930,056	7,573,929
Less accumulated depreciation	(5,086,210)	(4,781,362)
	2,843,846	2,792,567

Other Assets
Deposits	18,532	15,645
Deferred financing fees	22,024	29,104
Intangibles	9,687	11,059
Total other assets	50,243	55,808

TOTAL ASSETS	$5,728,529	$5,871,217

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2014	2013
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$155,188	$104,010
Notes payable, current portion	313,906	247,679
Accounts payable	304,126	456,111
Customer deposits	834,629	1,105,655
Accrued compensation	95,393	75,815
Accrued expenses and other	122,444	115,672
Total current liabilities	1,825,686	2,104,942

Capital lease obligations, net of current portion	373,466	132,739
Notes payable, net of current portion	664,945	908,787
Total liabilities	2,864,097	3,146,468

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	460,096	441,982
Common stock, no par value, authorized 15,000,000 shares; 3,869,398 and 3,852,898 shares issued and outstanding, respectively	9,852,430	9,833,620
Additional paid-in capital	1,927,172	1,835,387
Accumulated deficit	(9,375,266)	(9,386,240)
	2,864,432	2,724,749

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,728,529	$5,871,217

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2014	2013	2014	2013

Revenue	$1,744,917	$1,810,044	$7,435,793	$5,036,421

Cost of revenue	1,342,436	1,393,208	5,866,069	4,047,795

Gross profit	402,481	416,836	1,569,724	988,626

General and administrative expense	274,242	250,232	906,984	785,065

Research and development expense	56,619	112,365	214,427	254,568

Marketing and sales expense	119,633	106,582	383,322	331,022

(Loss) income from operations	(48,013)	(52,343)	64,991	(382,029)

Other (expense) income
Interest	(16,365)	(17,650)	(49,689)	(56,772)
(Loss) gain on disposal of equipment, net	(2,454)	(291)	(2,709)	49,397
	(18,819)	(17,941)	(52,398)	(7,375)

(Loss) income before provision for income taxes	(66,832)	(70,284)	12,593	(389,404)

Income tax expense	-	-	(1,619)	-

Net (loss) income	(66,832)	(70,284)	10,974	(389,404)

Dividends on preferred stock	(6,038)	(6,038)	(18,114)	(18,114)

LOSS APPLICABLE TO COMMON SHARES	$(72,870)	$(76,322)	$(7,140)	$(407,518)

Earnings per share - basic and diluted (Note 6)
Loss per common share
Basic	$(0.02)	$(0.02)	$(0.00)	$(0.11)
Diluted	$(0.02)	$(0.02)	$(0.00)	$(0.11)

Weighted average shares outstanding
Basic	3,866,039	3,841,963	3,861,090	3,835,997
Diluted	3,866,039	3,841,963	3,861,090	3,835,997

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,974	$(389,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and accretion	390,952	435,707
Amortization	1,372	1,372
Stock based compensation	128,709	101,086
Net loss (gain) on disposal of equipment	2,709	(49,397)
Inventory reserve	50,831	20,652
Credit for doubtful accounts	(3,629)	(30,223)
Changes in operating assets and liabilities:
Accounts receivable	110,354	(3,963)
Inventories	466,367	(398,808)
Prepaid expenses	(12,117)	(342,452)
Other assets	4,193	5,295
Accounts payable	(151,985)	(74,124)
Accrued expenses and customer deposits	(252,327)	938,986
Net cash provided by operating activities	746,403	214,727

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	1,750	50,050
Purchases of property and equipment	(42,875)	(18,392)
Net cash (used in) provided by investing activities	(41,125)	31,658

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations and notes payable	(281,874)	(383,080)
Net cash used in financing activities	(281,874)	(383,080)

NET INCREASE (DECREASE) IN CASH	423,404	(136,695)

CASH - Beginning of period	622,727	630,819

CASH - End of period	$1,046,131	$494,124

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
Interest	$50,288	$57,305
Income taxes	1,619	-

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES
Property and equipment purchased by capital lease	396,165	86,389
Increase in asset retirement obligation	7,650	6,870

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

Stock Based Compensation - Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $43,473 and $31,355 for the three months ended September 30, 2014 and 2013, respectively. Non cash stock based compensation expense was $128,709 and $101,086 for the nine months ended September 30, 2014 and 2013, respectively. Unrecognized compensation expense was $476,229 as of September 30, 2014 and will be recognized through 2017. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee board members received compensation of 16,500 and 18,000 aggregate shares of common stock of the Company during the nine months ended September 30, 2014 and 2013, respectively. The stock had an aggregate value of $18,810 and $25,200 for the nine months ended September 30, 2014 and 2013, respectively, and was recorded as non cash stock based compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at September 30, 2014, and December 31, 2013, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2013	592,250	$5.23
Expired	(250)	1.00
Forfeited	(105,500)	5.37
Outstanding at December 31, 2013	486,500	$5.20
Expired	(55,000)	2.78
Outstanding at September 30, 2014	431,500	$5.51
Options exercisable at December 31, 2013	304,250	$4.73
Options exercisable at September 30, 2014	285,700	$5.26

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2013	250,000	$3.87
Expired	(30,000)	1.00
Outstanding at December 31, 2013	220,000	$4.26
Expired	(120,000)	5.15
Outstanding at September 30, 2014	100,000	$3.20
Options exercisable at December 31, 2013	220,000	$4.26
Options exercisable at September 30, 2014	100,000	$3.20

Exercise prices for options ranged from $2.40 to $6.00 at September 30, 2014. The weighted average option price for all options outstanding was $5.08 with a weighted average remaining contractual life of 3.2 years.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.	Preferred Stock

The Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2013. Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock were $6,038 for the three months ended September 30, 2014 and 2013 and $18,114 for the nine months ended September 30, 2014 and 2013. The Company had accrued dividends on Series B preferred stock of $211,330 at September 30, 2014, and $193,216 at December 31, 2013. These amounts are included in Convertible preferred stock, Series B on the balance sheet at September 30, 2014 and December 31, 2013.

Note 5.	Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2014	2013
	(unaudited)
Raw materials	$577,075	$1,174,945
Work-in-process	634,302	532,044
Finished goods	166,859	137,614
Inventory reserve	(185,694)	(134,863)
	$1,192,542	$1,709,740

Note 6.	Earnings Per Share

Basic income (loss) per share is calculated as income (loss) applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income applicable to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2014 and 2013, all convertible preferred stock and common stock options listed in Note 3 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive. The following is provided to reconcile the earnings per share calculations:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2014	2013	2014	2013

Loss applicable to common shares	$(72,870)	$(76,322)	$(7,140)	$(407,518)

Weighted average common shares outstanding - basic	3,866,039	3,841,963	3,861,090	3,835,997

Effect of dilution	-	-	-	-

Weighted average shares outstanding - diluted	3,866,039	3,841,963	3,861,090	3,835,997

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable

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

The interest rate on the Note was 5% at September 30, 2014 and December 31, 2013. As of September 30, 2014 there was an outstanding balance of $84,296 on this Note. The Company expects to maintain compliance with all covenants of this Note through at least September 30, 2015.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. On August 13, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of $1,656 were paid monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $10,500, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of September 30, 2014 there was an outstanding balance of $540,316 on this loan. This loan is also subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. The Company expects to maintain compliance with all covenants of this loan through at least September 30, 2015.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). On December 20, 2013, OAQDA and the Company signed a Fourth Amendment to the Loan Documents and agreed to a modification to the payment schedule. Interest and servicing payments of $2,121 were payable quarterly from October 2013 through March 2014. Beginning in June 2014, quarterly payments of approximately $17,300, including principal, interest at 3% and servicing fees are due through December 2017. A final payment of approximately $50,400 is due February 2018. This loan is also subject to certain covenants, including job creation. Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement. The Company expects to maintain compliance with all covenants of this loan at least through September 30, 2015. The loan is collateralized by the related project equipment. As of September 30, 2014 there was an outstanding balance of $253,210 on this loan.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable (continued)

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODSA agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants. The Company expects to maintain compliance with all covenants of these loans through at least September 30, 2015.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development, now known as the ODSA, in the amount of $400,000. These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance. On August 8, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of approximately $400 were paid monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $6,100, including principal, interest and servicing fee are payable through July 2015. A final payment of approximately $42,200 is due August 2015. The loan is collateralized by the related project equipment. As of September 30, 2014 the loan had a balance of $101,029. This loan is also subject to certain covenants, including job creation and retention. The Company expects to maintain compliance with all covenants of this loan through the remainder of this loan.

Note 8.	Income Taxes

Following is the income tax expense for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Federal - deferred	$-	$-	$-	$-
State and local	-	-	(1,619)	-
	$-	$-	$(1,619)	$-

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at September 30, 2014 and December 31, 2013.   The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $3,900,000 which expire in varying amounts through 2032.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through September 30, 2015.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

The Company entered into new capital lease agreements of approximately $396,000 during the first nine months of 2014 to support increased sales to its core customers. At this time the Company does not have nor need any other available sources of additional external funding.

Note 10.	Subsequent Event

A Sponsored Research Agreement was entered into on October 8, 2014, between the Company and Kent State University. The project is related to evaluating Company materials for potential use in display applications. The project shall be performed during the period beginning after the effective date of October 1, 2014 and ending on September 30, 2015 and will be subject to renewal only by written mutual agreement of the parties. Payment in the amount of $50,000 shall be made by the Company in quarterly installments with the first payment due on the beginning date of the project.

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

Executive Summary

For the three months ended September 30, 2014, we had total revenue of $1,744,917. This was a decrease of $65,127, or 3.6%, compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, we had total revenue of $7,435,793. This was an increase of $2,399,372, or 47.6%, compared to the nine months ended September 30, 2013. Revenue increased this year primarily due to increased volume from customer demand from our photonics customers.

Gross profit was $402,481 for the three months ended September 30, 2014 compared to $416,836 for the same three months in 2013. This was a decrease of $14,355, or 3.4%. Gross profit was $1,569,724 for the nine months ended September 30, 2014 compared to $988,626 for the first nine months of 2013. This was an increase of $581,098, or 58.8%. The increase in gross profit this year was related to the increase in revenue.

Operating expenses were $450,494 and $469,179 for the three months ended September 30, 2014 and 2013, respectively. This was a decrease of $18,685, or 4.0%. The third quarter of 2014 included increased travel and noncash stock based compensation expense which were offset by lower research and development costs.

Operating expenses were $1,504,733 and $1,370,655 for the nine months ended September 30, 2014 and 2013, respectively. This was an increase of $134,078, or 9.8%. This increase was primarily related to higher travel, professional fees and non cash stock based compensation expense. In addition, there was bad debt expense of approximately $14,000 during the first nine months of 2014 compared to a reversal of bad debt expense of approximately $27,000 during the same period in 2013. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for applications in the thin film solar and glass markets. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve internally financed research and development expense.

For the three months ended September 30, 2014, we had net loss after income taxes of $66,832 compared to $70,284 for the three months ended September 30, 2013. We had loss applicable to common shares of $72,870 for the three months ended September 30, 2014 compared to a loss of $76,322 for the same period in 2013.

For the nine months ended September 30, 2014, we had net income after income taxes of $10,974 compared to a net loss of $389,404 for the nine months ended September 30, 2013. We had loss applicable to common shares of $7,140 for the nine months ended September 30, 2014 compared to a loss of $407,518 for the same period in 2013.

Several new customers are currently conducting extensive product testing and qualification activities. We are optimistic this will result in increased orders during the remainder of 2014. Late in the third quarter of 2014 we received new orders for more than $400,000 of Transparent Conductive Oxide materials. These orders are expected to ship in the fourth quarter of 2014 and the first quarter of 2015. More than half of the targets from these new orders will ship to Asia. Backlog was $2.6 million at September 30, 2014 compared to $2.2 million at June 30, 2014 and $3.4 million on the same date a year ago. Our expanded marketing initiatives, which include close contact with customers plus participation in domestic and international trade shows, remains focused on long-term global growth opportunities.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We entered into new capital lease agreements of approximately $396,000 during the first nine months of 2014 to support increased sales to our core customers.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2014 (unaudited) compared to three and nine months ended September 30, 2013 (unaudited):

Revenue

For the three months ended September 30, 2014, we had total revenue of $1,744,917. This was a decrease of $65,127, or 3.6%, compared to the three months ended September 30, 2013. The slight decrease in revenue was primarily due to lower cost of a high priced raw material.

For the nine months ended September 30, 2014, we had total revenue of $7,435,793. This was an increase of $2,399,372, or 47.6%, compared to the nine months ended September 30, 2013. Revenue increased due to increased volume from demand from our photonics customers. During the first half of 2013 a customer experienced a periodic inventory adjustment which reduced revenue. This customer made up approximately 45% of our revenue in the first nine months of 2014 compared to 30% during the first nine months of 2013. Contract revenue was $0 and $90,170 for the nine months ended September 30, 2014 and 2013, respectively. We do not anticipate any contract revenue during 2014 as all grant work was completed in 2013. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse effect on our business.

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

Gross Profit

Gross profit was $402,481 for the three months ended September 30, 2014 compared to $416,836 for the same three months in 2013. This was a decrease of $14,355, or 3.4%. The decrease in gross profit was attributed to slightly less revenue and product mix. Gross profit as a percentage of revenue (gross margin) was 23.1% for the third quarter of 2014 compared to 23.0% for the same period in 2013.

Gross profit was $1,569,724 for the nine months ended September 30, 2014 compared to $988,626 for the same nine months in 2013. This was an increase of $581,098 or 58.8%. The increase in gross profit was attributed to higher revenue and product mix. Gross profit as a percentage of revenue was 21.1% for the first nine months of 2014 compared to 19.6% for the same period in 2013. This increase was attributed to the higher gross profit and product mix.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2014 increased 9.6% to $274,242 from $250,232 for the three months ended September 30, 2013. The third quarter of 2014 included higher compensation, rent and non cash stock based compensation expense of approximately $26,000.

General and administrative expense for the nine months ended September 30, 2014 increased to $906,984 from $785,065 for the nine months ended September 30, 2013, or 15.5%. The first nine months of 2014 included higher professional fees of approximately $18,000, and higher compensation and non cash stock based compensation expense of approximately $58,000. In addition, there was bad debt expense of approximately $14,000 during the first nine months of 2014 compared to a reversal of bad debt expense of approximately $27,000 during the same period in 2013.

Professional Fees

Included in general and administrative expense was $36,101 and $37,061 for professional fees for the three months ended September 30, 2014 and 2013, respectively, and $166,466 and $148,403 for professional fees for the nine months ended September 30, 2014 and 2013, respectively. These continued expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended September 30, 2014 was $56,619 compared to $112,365 for the same period in 2013, a decrease of 49.6%. The decrease was due to lower compensation and benefits expense, non cash stock based compensation expense and expense related to development efforts.

Research and development expense for the nine months ended September 30, 2014 was $214,427 compared to $254,568 for the same period in 2013, a decrease of 15.8%. The decrease was due primarily to lower compensation and benefits expense of approximately $67,000, and lower non cash stock based compensation expense of $14,000. These reductions were offset by higher expense related to development efforts of approximately $31,000. All research grant work was completed during 2013. As they related to contract research revenue certain research and development expenses were included in cost of revenue in 2013.

Marketing and Sales Expense

Marketing and sales expense for the three months ended September 30, 2014 increased 12.2% to $119,633 from $106,582 for the same period in 2013. The increase was due to higher travel and non cash stock based compensation expense of approximately $17,000.

Marketing and sales expense for the nine months ended September 30, 2014 increased 15.8% to $383,322 from $331,022 for the same period in 2013. This increase was related to higher compensation, travel and non stock based compensation expense.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $43,473 and $31,355 for the three months ended September 30, 2014 and 2013, respectively, and $128,709 and $101,086 for the nine months ended September 30, 2014 and 2013, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non cash stock based compensation expense related to operating expense was $476,229 as of September 30, 2014 and will be recognized through 2017.

Interest

Interest was $16,365 and $17,650 for the three months ended September 30, 2014 and 2013, respectively and $49,689 and $56,772 for the nine months ended September 30, 2014 and 2013, respectively. The decrease was due to continued payments reducing principal balances.

Loss Applicable to Common Shares

Loss applicable to common shares was $72,870 for the three months ended September 30, 2014 compared to $76,322 for the three months ended September 30, 2013. Loss applicable to common shares was $7,140 for the nine months ended September 30, 2014 compared to a loss of $407,518 for the nine months ended September 30, 2013. The higher gross profit in 2014 primarily contributed to the improvement.

Common Shares

The following schedule represents our outstanding common stock during the period of 2014 through 2019 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at September 30, 2014, if each shareholder exercises his or her options, it would increase our common shares by 531,500 to 4,400,898 by December 31, 2019. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2014	-	3,869,398	-
2015	130,000	3,999,398	$3.02
2016	31,000	4,030,398	$3.25
2017	-	4,030,398	-
2018	6,000	4,036,398	$3.10
2019	364,500	4,400,898	$6.00

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash

As of September 30, 2014 cash on hand was $1,046,131. Cash on-hand was $622,727 at December 31, 2013 and $494,124 at September 30, 2013. We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through September 30, 2015.

Working Capital

At September 30, 2014 working capital was $1,008,754 compared to $917,900 at December 31, 2013, an increase of $90,854 or 9.9%. As discussed below cash increased approximately $423,000 during the nine months ended September 30, 2014. Accounts receivable decreased approximately $107,000. Inventories decreased approximately $517,000 and customer deposits decreased approximately $271,000 due to orders shipped during 2014. Prepaid expenses increased approximately $12,000 and accounts payable decreased approximately $152,000. Current capital lease obligations increased approximately $51,000 due to new lease obligations incurred.

Cash from Operations

Net cash provided by operating activities was approximately $746,000 for the nine months ended September 30, 2014. Net cash provided by operating activities was approximately $215,000 for the nine months ended September 30, 2013. In addition to the changes in various current assets and liabilities mentioned above, non-cash expenses for depreciation, accretion and amortization decreased to approximately $392,000 during the first nine months of 2014 from approximately $437,000 during 2013, a decrease of 10.2%. Included in expenses were non cash stock based compensation costs of approximately $129,000 for the nine months ended September 30, 2014 and $101,000 for the nine months ended September 30, 2013. There was a gain on sale of equipment during the first half of 2013 of approximately $49,000.

Cash from Investing Activities

Cash of approximately $41,000 was used for investing activities during the nine months ended September 30, 2014. Cash of approximately $32,000 was provided by investing activities during the nine months ended September 30, 2013. The amounts invested were used to purchase equipment and machinery for increased production capacity and new product lines. Proceeds on sale of equipment were approximately $50,000 for the nine months ended September 30, 2013.

Cash from Financing Activities

Cash of approximately $282,000 and $383,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the nine months ended September 30, 2014 and 2013, respectively. We incurred new capital lease obligations of approximately $396,000 and $86,000 for new production equipment during the first nine months of 2014 and 2013, respectively. The need for the additional equipment in 2014 was to support increased sales in our core photonics market.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt Outstanding

Total debt outstanding increased during the first nine months of 2014 from approximately $1,393,000 to approximately $1,508,000, or 8.2%, as a result of the new capital lease obligations. We paid cash of approximately $282,000 towards principal amounts of capital lease obligations and notes payable during the first nine months of 2014.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through September 30, 2015.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

We obtained new capital lease obligations of approximately $396,000 during the first nine months of 2014 to support increased sales to our core customers. At this time we do not have nor do we need any other available sources of additional external funding.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2014 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6.	Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6.	Exhibits (continued)

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.5	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2013).

10.6	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10.7	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10.8	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated November 4, 2014, entitled “SCI Engineered Materials, Inc. Reports 2014 Third Quarter and Nine Month Results.”

Item 6.	Exhibits (continued)

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (iv) Notes to Financial Statements.

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: November 4, 2014	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

