Form 10-K
period 2014-12-31
SCI Engineered Materials, Inc.
filed 2015-02-11
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2014

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $3,583,550 on June 30, 2014. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 3,935,398 shares of the Registrant’s Common Stock outstanding on January 31, 2015.

Documents Incorporated By Reference

Portions of our Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

We continue to pursue niche opportunities where our core competencies give us an advantage. We receive requests from potential customers in other markets within the PVD industry. We consider these on a case by case basis and are pursuing some opportunities that fit our core competencies and manufacturing capabilities. This disciplined approach enables us to focus on those opportunities that are the best fit for our capabilities and also offer the greatest long-term return. Considerations include our core strengths, resource requirements, and time-to-market.

Photonics currently represents the largest market for our materials. Our customers are continually identifying new materials that improve the utility of optical coatings. This includes improvements in their ability to focus, filter or reflect light, all of which increase the potential demand for the types and amounts of products we sell in this market. Photonic applications continue to expand as new methods are found to manipulate light waves to enhance the various applications for light.

We have developed products for the Thin Film Solar (“TFS”) market. We are well positioned in the TFS area having supplied materials to that market for over 15 years from the early stages of TFS development. We continue to increase our visibility in the global arena by attending various trade shows targeted at the solar market. We have added exclusive representatives for Korea, China, Taiwan and Japan. Market expansion is expected to continue in 2015 and we are poised to benefit, with minimal capital additions, as TFS grows. We see increased opportunities in foreign markets.

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

We are having tests conducted with our TCO material in display applications. In addition, we have a R&D program to develop materials for Thin Film Transistor applications in displays.

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

For the year ended December 31, 2014, we had total revenue of $9,255,103. This was an increase of $1,278,674, or 16.0% when compared to 2013. Total revenue increased primarily due to increased volume from customer demand from our photonics customers. We shipped Transparent Conductive Oxide targets to Asia late in December 2014. Due to shipping terms related to these targets the revenue of approximately $190,000 is expected to be recognized in the first quarter of 2015. A second shipment of the same amount is expected to ship during the first quarter of 2015. We had no contract revenue in 2014 and do not anticipate any contract revenue during 2015 but will consider applying for a grant if one was available for an application we have interest in developing. We do not rely on contract revenue as a main part of our business.

Our largest customer represented approximately 47% of total revenues in 2014 and 38% in 2013.

Marketing and Sales

Europe and Asia, as well as the Americas, have high demand for sputtering targets. We continue to expand our global marketing reach. We have a manufacturer’s representative in the Korean market and also for Taiwan and China. We also have a distributor for Japan. We use various distribution channels to reach end user markets, including direct sales by our employees, independent manufacturers’ representatives in the United States, and independent distributors and manufacturers’ representatives for international markets. Also, the internet provides tremendous reach for new customers to be able to identify us as a source of their product needs. We have an operating website, www.sciengineeredmaterials.com, which includes online product inquiry capabilities and additional product information.

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

Suppliers

Principal suppliers in 2014 were Six Nine Metals, Sincemat Company, and Johnson Matthey. In every case, we have established alternate vendors that can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Research and Development

We are developing sputtering targets for transparent electronic applications, which could be used to produce transparent thin film transistors via PVD processing. We have ongoing development for product improvements and new Transparent Conductive Oxide (TCO) for Thin Film Solar and wide area glass coating applications. We are also developing a dielectric material for Semiconductor applications and an aluminum composite for a decorative coating. We focus our research and development efforts in areas that build on our core competencies.

We may seek funded research opportunities within our core competencies that maintain and expand technical understanding within our company.

We have a collaborative program with Kent State University to evaluate our TCO materials in liquid crystal display applications.

We have certain proprietary knowledge and trade secrets related to the manufacture of metal oxide PVD materials and patents covering some High Temperature Superconductor products.

New Product Initiatives

We developed, produced and sold prototypes and innovative evaluation targets for glass coating applications in 2013. Successful testing of our materials was completed late in 2014. We anticipate commercializing this product in 2015.

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

We continue to pursue research and development opportunities with respect to new and innovative materials and processes to be used in connection with the production of solid state Thin Film Batteries.  Presently, there are a few manufacturers of Thin Film Batteries in the United States, each in various stages of development from prototype to commercial activity.  In addition, globally there are several firms and research institutes conducting tests on Thin Film Batteries.  We believe this market may potentially become large with growth expected during the next few years.  There are numerous applications for Thin Film Batteries, including, but not limited to, active RFID tags, battery on chip, portable electronics, medical implant devices, remote sensors and wearable devices.  Given the many potential uses for Thin Film Batteries, we anticipate that the market for materials will grow in direct proportion to the Thin Film Battery market itself.

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

Employees

We had 24 full-time employees as of December 31, 2014. One of these employees holds a PhD in Material Science. An additional PhD is working daily at our location with our Research & Development team through a Sponsored Research Agreement with Kent State University. This individual has expertise in application for the Display market. We have never experienced a work stoppage and consider our relations with employees to be good. The employees do not have a bargaining unit.

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

Collections and Write-offs

We collected receivables in an average of 34 days in 2014. We have occasionally been forced to write-off negligible amount of accounts receivable as uncollectible. During 2014 we wrote off a receivable of approximately $17,000. We consider credit management critical to our success.

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

We continue to develop our marketing in Asia. We have a manufacturing representative for the Korean market and another for the Taiwanese and Chinese markets. We also added support for Japan. We must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services to successfully market our products. A failure to develop these capabilities or obtain third-party agreements could adversely affect us.

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

For the year ended December 31, 2014, we had a loss from operations of $150,813 compared to $288,090 for the year ended December 31, 2013. We provide no assurances that we will be able to operate profitably in the future. During the second half of 2014, we incurred expenses of approximately $140,000 related to write offs of account receivables and inventory in the solar and glass markets.  To reduce our risk, for the next few periods and perhaps longer, we are requiring prepayment before supplying products to the solar market. As of December 31, 2014, we had an accumulated deficit of approximately $9,606,000. Despite the loss from operations during 2014 our cash balance increased approximately $389,000 from December 31, 2013, or 63%.

Management’s plans with respect to the objective of improving liquidity and profitability in future years include continuing to expand our business into new and current markets for our products, developing new products and increasing our revenue and presence in those markets. Management believes that actions that began during 2014 provide the opportunity for improved liquidity and profitability. However, no assurances are made that such actions will result in sustained profitability.

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

Our patents and proprietary rights may not be enforceable.

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

If Thin Film Solar technology is not suitable for widespread adoption or takes longer to develop than we anticipate, our sales may not be sufficient to achieve profitability.

The Thin Film Solar energy market that we supply is at a relatively early stage of development, and the extent to which thin film solar modules will be widely adopted is uncertain. Although the industry has experienced rapid growth, recent overcapacity in the market has created difficulties for some of our current and potential customers in the Thin Film Solar industry. Adoption of our products by parts of this market is important to our long term growth. If the technology proves unsuitable for widespread adoption at economically attractive rates of return or if demand for Thin Film Solar modules fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business or generate sufficient sales to achieve profitability.

Our failure to comply with our debt covenants could have a material adverse effect on our business, financial condition or results of operations.

Our debt agreements contain certain covenants. A breach of any of these covenants could result in a default under the applicable agreement. In the past our lenders have granted us a waiver or amendment when we sought relief from covenants. If a default were to occur, we would likely seek a waiver of that default, attempt to reset the covenant, or refinance the instrument and accompanying obligations. If we were unable to obtain this relief, the default could result in the acceleration of the total due related to that debt obligation. If a default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Any of these events, if they occur, could materially adversely affect our results of operations, financial condition, and cash flows.

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

Our manufacturing facility may suffer harm as a result of natural or man-made disasters such as storms, earthquakes, hurricanes, tornadoes, floods, fires, terrorist attacks and other conditions. Such events may disrupt our operations, harm our operations and employees, severely damage or destroy our facility, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that cannot currently be predicted.

Our business requires us to make capital expenditures to maintain and improve our facilities.

Our facilities sometimes require capital expenditures to address ongoing required maintenance and upgrade our capabilities. In addition, we often are required to make significant capital expenditures in order to satisfy customer requirements and to produce newly developed products.

Takeover defense provisions in Ohio law and our corporate governance documents may delay or prevent takeover attempts preventing our shareholders from realizing a premium on their stock.

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

Our Articles of Incorporation and Code of Regulations provide for the indemnification of our officers and directors. We may be required to advance costs incurred by an officer or director to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which our officers and directors are involved by reason being or having been an officer or director of our company. Funds paid in satisfaction of judgments, fines, and expenses may be funds we need for operation and growth of our business.

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

Effective January 28, 2015 our common stock began trading on the OTC Markets’ OTCQX Market Tier under the symbol “SCIA.” We upgraded from the OTC Markets’ OTCQB Market Tier. Based on its trading price, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to regulations, which affected the ability of broker-dealers to sell our securities. Broker-dealers who recommend a “penny stock” to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser’s written agreement to a transaction prior to sale.

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

As a public company, we are subject to reporting requirements of the Securities Exchange Act of 1934, as amended or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act and the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The Dodd-Frank Act requires us to audit our supply chain and report conflict minerals usage.

These requirements may place a strain on our systems and resources in the future and may require us to hire additional accounting and financial staff with the appropriate public company experience and technical accounting knowledge. In addition, the failure to maintain such internal controls could result in us being unable to provide timely and reliable financial information which could potentially subject us to sanctions or investigations by the Securities and Exchange Commission or events could have an adverse effect on our business, financial condition or results of operations. Although we have taken steps to maintain our internal control structure as required by the Exchange Act and the Sarbanes-Oxley Act, we cannot provide any assurances that controlled deficiencies will not occur in the future.

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

Our office and manufacturing facilities are located at 2839 Charter Street, Columbus, Ohio, where we occupy approximately 32,000 square feet. We moved our operations into this facility in 2004. During 2014 we renewed the lease on the property which expires on November 30, 2024.

We are current on all operating lease liabilities.

ITEM 3.	LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our stock began trading on the OTC Markets’ OTCQX Market Tier under the symbol “SCIA” effective January 28, 2015. We upgraded from the OTC Markets’ OTCQB Market Tier. We believe the OTCQX will provide investors transparent and convenient access to news and financial disclosure while providing long-term shareholder value.

The following table sets forth for the periods indicated the high and low bid quotations for our common stock.

	High	Low

Fiscal 2014

Quarter Ended March 31, 2014	$3.50	$0.86
Quarter Ended June 30, 2014	1.25	1.00
Quarter Ended September 30, 2014	1.20	0.88
Quarter Ended December 31, 2014	1.46	0.84

Fiscal 2013

Quarter Ended March 31, 2013	$1.71	$1.21
Quarter Ended June 30, 2013	1.79	0.21
Quarter Ended September 30, 2013	1.40	0.75
Quarter Ended December 31, 2013	1.40	0.85

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

Holders of Record

As of December 31, 2014, there were approximately 290 holders of record of our common stock and 3,935,398 shares outstanding. At December 31, 2014 there were approximately 40 holders of Series B Preferred stock and 24,152 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings for use in the business.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2014, concerning shares of our common stock that may be issued upon the exercise of options and rights under our existing equity compensation plans and arrangements approved by our shareholders. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights, and the number of shares remaining available for future grants (excluding the shares to be issued upon exercise of outstanding options and other rights).

	Number of Securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	703,857	$4.04	276,143

________________

(1)	Equity compensation plans approved by shareholders include our 2011 Stock Option Plan, 2006 Stock Option Plan and 1995 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

We had total revenue of $9,255,103 during 2014 compared to $7,976,429 during 2013. This was an increase of $1,278,674, or 16.0%. Revenue increased this year primarily due to increased volume from customer demand from our photonics customers.

Gross profit was $1,849,118 during 2014 compared to $1,536,292 during 2013. This was an increase of $312,826, or 20.4%. The increase in gross profit was related to the increase in revenue.

Operating expenses were $1,999,931 and $1,824,382 for the years ended December 31, 2014 and 2013, respectively. This was an increase of $175,549, or 9.6%. This increase was primarily related to higher non cash stock based compensation expense, wages and compensation, and sponsored research expense with our research and development team. In addition, there was bad debt expense of approximately $17,000 during 2014 compared to a reversal of bad debt expense of approximately $27,000 during 2013. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for applications in the thin film solar and glass markets. In late 2014 we began developing an aluminum composite for decorative coating. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve internally financed research and development expense.

We had net loss after income taxes of $219,924 for the year ended December 31, 2014 compared to a net loss of $287,646 for the year ended December 31, 2013. We had loss applicable to common shares of $244,076 and $311,798 for the years ended December 31, 2014 and 2013, respectively. During the second half of 2014, we incurred expenses of approximately $140,000 related to write offs of account receivables and inventory in the solar and glass markets.  To reduce our risk, for the next few periods and perhaps longer, we are requiring prepayment before supplying products to the solar market.

As of December 31, 2014, cash on-hand was $1,011,956 compared to $622,727 at December 31, 2013. Net cash provided by operating activities was approximately $792,000 during 2014 compared to approximately $409,000 during 2013. We entered into new capital lease agreements of approximately $396,000 during 2014.

Several new customers are currently conducting extensive product testing and qualification activities. We are optimistic this will result in increased orders. Late in the third quarter of 2014 we received new orders for more than $400,000 of Transparent Conductive Oxide materials. We shipped some of these targets to Asia late in December 2014. Due to shipping terms related to these targets the revenue of approximately $190,000 is expected to be recognized during the first quarter of 2015. A second shipment of the same amount is expected to ship during the first quarter of 2015.

Backlog was $3.4 million at December 2014 compared to $2.6 million at September 30, 2014 and $3.4 million at December 31, 2013. Our expanded marketing initiatives, which include close contact with customers plus participation in domestic and international trade shows, remains focused on long-term global growth opportunities.

Results of Operations

Year 2014 As Compared to Year 2013

Revenue

We had total revenue of $9,255,103 during 2014 compared to $7,976,429 during 2013. This was an increase of $1,278,674, or 16.0%. Revenue increased this year primarily due to increased volume from customer demand from our photonics customers. Sales to these customers have been inconsistent from year to year. During the first half of 2013 a customer experienced a periodic inventory adjustment which reduced revenue. This customer made up approximately 47% of our revenue during 2014 compared to 38% during 2013. Contract revenue was $0 and $90,170 for the years ended December 31, 2014 and 2013, respectively. All grant work was completed in 2013. We do not rely on contract revenue as a main part of our business and do not believe that this reduction will have an adverse effect on our business.

Revenue from product sales is recognized based on the shipping terms upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Revenue from contract research provided for third parties is recognized on the percentage of completion method. Contract research revenue is recognized during the period qualifying expenses are incurred for the research that is performed as set forth under the terms of the grant award agreements.

Gross Profit

Gross profit was $1,849,118 during 2014 compared to $1,536,292 during 2013. This was an increase of $312,826, or 20.4%. The increase in gross profit was related to the aforementioned increase in revenue. Gross profit was 20.0% of total revenue in 2014 compared to 19.3% in 2013.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2014 increased to $1,191,982 from $1,052,181 for the year ended December 31, 2013, or 13.3%. General and administrative expense for 2014 included higher non-cash stock based compensation expense of approximately $40,000, wages and compensation of approximately $27,000 and professional fees of approximately $13,000. In addition, there was bad debt expense of approximately $17,000 during 2014 compared to a reversal of bad debt expense of approximately $27,000 during 2013.

Professional Fees

Included in general and administrative expense was $205,112 and $192,474 for professional fees for the years ended December 31, 2014 and 2013, respectively. These expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations’ fees.

Research and Development Expense

Research and development expense for 2014 was $307,083 compared to $324,035 for 2013, a decrease of 5.2%. The decrease was due primarily to lower compensation benefits expense of approximately $14,000, and lower non cash stock based compensation expense of $19,000. These reductions were offset by higher expense related to development efforts of approximately $16,000. All research grant work was completed during 2013. As they related to contract research revenue certain research and development expenses were included in cost of revenue in 2013.

Marketing and Sales Expense

Marketing and sales expense for the year ended December 31, 2014 increased 11.8% to $500,866 from $448,166 for 2013. This increase was related to higher non cash stock based compensation expense of approximately $17,000 and travel expense of approximately $24,000.

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $172,673 and $134,701 for the years ended December 31, 2014 and 2013, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non cash stock based compensation expense related to operating expense was $511,895 as of December 31, 2014 to be recognized through 2019.

Interest

Interest was $66,933 and $73,245 for the years ended December 31, 2014 and 2013, respectively. The decrease was due to continued payments reducing principal balances.

Loss Applicable to Common Stock

Loss applicable to common stock was $244,076 for the year ended December 31, 2014 compared to a loss of $311,798 for the year ended December 31, 2013. The higher gross profit in 2014 primarily contributed to the improvement. We had $172,995 and $134,701 in non-cash stock compensation expenses during 2014 and 2013, respectively. These charges had a material effect on our Statement of Operations.

Common Stock

The following schedule represents our outstanding common stock during the period of 2015 through 2024 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at December 31, 2014, if each shareholder exercises his or her options, it would increase our common shares by 703,857 to 4,639,255 by December 31, 2024. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options	Potential	Weighted
	due to	shares	Average
Year	expire	outstanding	Exercise Price
2015	130,000	4,065,398	$3.02
2016	31,000	4,096,398	$3.25
2018	6,000	4,102,398	$3.10
2019	364,500	4,466,898	$6.00
2024	172,357	4,639,255	$0.84

Liquidity and Capital Resources

Cash

As of December 31, 2014, cash on-hand was $1,011,956. Cash was $622,727 at December 31, 2013. Cash flow from operations increased to $791,994 from $408,874 for the year ended December 31, 2014. We believe, based on forecasted sales and expenses, that cash flow from operations will be adequate to sustain operations at least through December 31, 2015.

Working Capital

At December 31, 2014 working capital was $889,649 compared to $917,900 at December 31, 2013, a decrease of $28,251 or 3.1% from year end 2013. Cash increased approximately $389,000 during the year ended December 31, 2014. Accounts receivable decreased approximately $166,000 due to higher shipments late in 2013 compared to the same time period in 2014. Customer deposits increased approximately $176,000 due to orders received during the fourth quarter of 2014 and scheduled to ship during the first half of 2015. Current capital lease obligations increased by approximately $42,000 due to new capital leases incurred during 2014, while current notes payable increased by approximately $51,000 due to a note’s final payment becoming due in 2015.

Cash from Operations

Net cash provided by operating activities was approximately $792,000 and $409,000 for the years ended December 31, 2014 and 2013, respectively. In addition to the changes in various current assets and liabilities mentioned above, non-cash expenses for depreciation, accretion and amortization decreased to approximately $515,000 during 2014 from $573,000 during 2013, a decrease of 10.1%. Included in expenses were non cash stock based compensation costs of $172,995 and $134,701, and non-cash inventory adjustments of approximately $57,000 and $35,000 for the years ended December 31, 2014 and 2013, respectively. During 2013 there was a net gain on disposal of equipment of approximately $74,000. A non cash charge during 2012 of $30,000 increased the allowance for doubtful accounts at December 31, 2012 and was subsequently reversed in 2013.

Cash from Investing Activities

Cash of approximately $58,000 was used for investing activities during the year ended December 31, 2014. Cash of approximately $35,000 was provided by investing activities during 2013. Proceeds on sale of equipment were approximately $75,000 and purchases of property and equipment was approximately $40,000 during 2013. The amounts invested were used to purchase machinery and equipment for increased production capacity and new product lines.

Cash from Financing Activities

Cash of approximately $345,000 was used in financing activities for the year ended December 31, 2014. Principal payments to third parties for capital lease obligations and notes payable approximated $396,000. Proceeds from sale of common stock were $50,400. Cash of approximately $452,000 was used in financing activities towards principal payments to third parties for capital lease obligations and notes payable during 2013.

Debt Outstanding

Total debt outstanding remained stable at December 31, 2014 compared to December 31, 2013. We paid cash of approximately $396,000 towards principal amounts of capital lease obligations and notes payable during 2014. We incurred new capital lease obligations of approximately $396,000 for new production equipment during 2014.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through December 31, 2015.  This forecast was based on current cash levels and debt obligations, and our best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and license useful lives, revenue recognition, tax valuation allowance, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Our balance sheets as of December 31, 2014 and 2013, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2014 and 2013, together with the Reports of Independent Registered Public Accounting Firms thereon appear beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

After careful deliberation, effective May 7, 2014, the Audit Committee approved the engagement of GBQ LLC (“GBQ”) as the Company's independent registered public accounting firm for the year ended December 31, 2014. The Audit Committee also informed Crowe Horwath LLP (“Crowe”) that it was dismissed as the Company’s independent registered public accounting firm effective May 7, 2014.

Crowe's audit report on the Company's consolidated financial statements as of and for the years ended December 31, 2013 and 2012, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2013 and 2012, and in the subsequent interim period through May 7, 2014, there were (i) no disagreements between the Company and Crowe on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe, would have caused Crowe to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Crowe with a copy of the disclosures it made on Form 8-K (the "Report") prior to the time the Report was filed with the Securities and Exchange Commission (the "SEC").

The Company requested that Crowe furnish a letter addressed to the SEC stating whether or not it agrees with the statements made herein. Crowe’s letter dated May 9, 2014 confirmed its agreement.

In deciding to engage GBQ, the Audit Committee reviewed auditor independence and existing commercial relationships with GBQ, and concluded that GBQ had no commercial relationship with the Company that would impair its independence. During the years ended December 31, 2013 and 2012, and in the subsequent interim period through May 7, 2014 neither the Company nor anyone acting on its behalf had consulted with GBQ on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of December 31, 2014, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for all periods presented.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014. The matter involving internal controls over financial reporting that management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board (PCAOB) was insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

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

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2015 Annual Meeting of Shareholders scheduled to be held on June 11, 2015, and is incorporated herein by reference.

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

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2015 Annual Meeting of Shareholders scheduled to be held on June 11, 2015, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2015 Annual Meeting of Shareholders scheduled to be held on June 11, 2015, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our proxy statement relating to our 2015 Annual Meeting of Shareholders scheduled to be held on June 11, 2015, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Independent Public Accounting Firms for the year ended December 31, 2014” in our proxy statement relating to our 2015 Annual Meeting of Shareholders scheduled to be held on June 11, 2015, and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit	Exhibit
Number	Description

3(a)	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4(c)	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4(d)	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(e)	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(f)	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4(g)	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4(h)	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

10(a)		Employment Agreement entered into as of February 26, 2002, between Daniel Rooney and the Company (Incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(b)	*	First Amendment to Lease between SCI Engineered Materials, Inc. and Ohio Industrial Owner I, LLC dated March 10, 2014.

10(c)		Business Loan Agreement between the Company and The Huntington National Bank, dated as of January 13, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 23, 2009).

10(d)		Notification from the Ohio Department of Development Third Frontier Photovoltaic Program of grant to be awarded dated December 17, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 22, 2009).

10(e)		Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 26, 2012).

10(f)		Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 9, 2012).

10(g)		Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10(h)		Description of resolution to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10(i)		Description of Business Loan Agreement between the Company and The Huntington National Bank, dated as of October 15, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10(j)		Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Department of Development (Incorporated by reference to the Company’s Current Report on Form 10-K, dated March 19, 2013).

10(k)		Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10(l)		Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10(m)		Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

10(n)		Description of notice of transfer of common stock (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 28, 2015).

14(a)		SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com)

23	*	Consent of Independent Registered Public Accounting Firm

23.1	*	Consent of Independent Registered Public Accounting Firm

24	*	Powers of Attorney.

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated February 11, 2015, entitled “SCI Engineered Materials, Inc., Reports 2014 Fourth Quarter and Full-Year Results.”

101		The Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013 (ii) Consolidated Statements of Operations for the year ended December 31 2014 and 2013, (iii) Consolidated Statement of Changes in Equity for the years ended December 31, 2014 and December 2013, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2014 and 2013, and (v) Notes to Financial Statements.

_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: February 11, 2015	By:	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of February 2015.

	Signature	Title

	/s/ Daniel Rooney	Chairman of the Board of Directors, President, and
Chief Executive Officer
(principal executive officer)

	/s/ Gerald S. Blaskie	Vice President and Chief Financial Officer
	Gerald S. Blaskie	(principal financial officer and principal accounting officer)

	Laura F. Shunk*	Director
Laura F. Shunk

	Edward W. Ungar*	Director
Edward W. Ungar

	Robert H. Peitz*	Director
Robert H. Peitz

	Emily Lu*	Director
Emily Lu

*By:	/s/ Daniel Rooney
Daniel Rooney, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SCI Engineered Materials, Inc.

Columbus, Ohio

We have audited the accompanying balance sheet of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2014 and the related statement of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

GBQ Partners LLC

Columbus, Ohio

February 11, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SCI Engineered Materials, Inc.

Columbus, Ohio

We have audited the accompanying balance sheet of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2013 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Columbus, Ohio

March 4, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

ASSETS

	2014	2013

Current Assets
Cash	$1,011,956	$622,727
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	457,642	632,011
Other	10,710	2,066
Inventories	1,678,609	1,709,740
Prepaid expenses	89,467	56,298
Total current assets	3,248,384	3,022,842

Property and Equipment, at cost
Machinery and equipment	7,478,909	7,116,055
Furniture and fixtures	139,110	137,911
Leasehold improvements	326,745	317,870
Construction in progress	1,815	2,093
	7,946,579	7,573,929
Less accumulated depreciation and amortization	(5,205,675)	(4,781,362)
	2,740,904	2,792,567

Other Assets
Deposits	18,532	15,645
Deferred financing fees	19,665	29,104
Intangibles	9,229	11,059
Total other assets	47,426	55,808

TOTAL ASSETS	$6,036,714	$5,871,217

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS (continued)

DECEMBER 31, 2014 AND 2013

LIABILITIES AND SHAREHOLDERS' EQUITY

	2014	2013

Current Liabilities
Capital lease obligations, current portion	$145,896	$104,010
Notes payable, current portion	298,209	247,679
Accounts payable	424,539	456,111
Customer deposits	1,281,573	1,105,655
Accrued compensation	93,392	75,815
Accrued expenses and other	115,126	115,672
Total current liabilities	2,358,735	2,104,942

Capital lease obligations, net of current portion	339,191	132,739
Notes payable, net of current portion	610,568	908,787
Total liabilities	3,308,494	3,146,468

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative,
nonvoting, no par value, $10 stated value, optional
redemption at 103%; optional shareholder conversion 2 shares for 1;
24,152 shares issued and outstanding	466,134	441,982
Common stock, no par value, authorized 15,000,000 shares;
3,935,398 and 3,852,898 shares issued and outstanding, respectively	9,907,990	9,833,620
Additional paid-in capital	1,960,260	1,835,387
Accumulated deficit	(9,606,164)	(9,386,240)
Total shareholders' equity	2,728,220	2,724,749

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,036,714	$5,871,217

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Total revenue	$9,255,103	$7,976,429

Total cost of revenue	7,405,985	6,440,137

Gross profit	1,849,118	1,536,292

General and administrative expense	1,191,982	1,052,181

Research and development expense	307,083	324,035

Marketing and sales expense	500,866	448,166

Loss from operations	(150,813)	(288,090)

Interest, net	(66,933)	(73,245)
(Loss) gain on disposal of equipment	(2,709)	73,689
Other (expense) income	(69,642)	444

Loss before income taxes	(220,455)	(287,646)

Income tax benefit	531	-

Net loss	(219,924)	(287,646)

Dividends on preferred stock	(24,152)	(24,152)

LOSS APPLICABLE TO COMMON STOCK	$(244,076)	$(311,798)

Earnings per share - basic and diluted
(Note 6)

Loss per common share
Basic	$(0.06)	$(0.08)
Diluted	$(0.06)	$(0.08)

Weighted average shares outstanding
Basic	3,873,986	3,839,117
Diluted	3,873,986	3,839,117

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 1/1/13	$417,830	$9,800,100	$1,758,358	$(9,098,594)	$2,877,694

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2J)	-	-	101,181	-	101,181

Common stock issued (Note 6)	-	33,520	-	-	33,520

Net loss	-	-	-	(287,646)	(287,646)

Balance 12/31/13	$441,982	$9,833,620	$1,835,387	$(9,386,240)	$2,724,749

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2J)	-	-	149,025	-	149,025

Common stock issued (Note 6)	-	74,370	-	-	74,370

Net loss	-	-	-	(219,924)	(219,924)

Balance 12/31/14	$466,134	$9,907,990	$1,960,260	$(9,606,164)	$2,728,220

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(219,924)	$(287,646)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and accretion	512,968	571,528
Amortization	1,830	1,830
Stock based compensation	172,995	134,701
Loss (gain) on disposal of equipment	2,709	(73,689)
Inventory reserve	56,563	34,863
Change in allowance for doubtful accounts	-	(30,223)
Changes in operating assets and liabilities:
Accounts receivable	165,725	(150,552)
Inventories	(25,433)	(929,528)
Prepaid expenses	(33,169)	153,124
Other assets	6,552	9,126
Accounts payable	(31,572)	195,580
Accrued expenses and customer deposits	182,750	779,760
Net cash provided by operating activities	791,994	408,874

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	1,750	75,050
Purchases of property and equipment	(59,399)	(40,470)
Net cash (used in) provided by investing activities	(57,649)	34,580

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	50,400	-
Principal payments on capital lease obligations and notes payable	(395,516)	(451,546)
Net cash used in financing activities	(345,116)	(451,546)

NET INCREASE (DECREASE) IN CASH	$389,229	$(8,092)

CASH - Beginning of year	622,727	630,819

CASH - End of year	$1,011,956	$622,727

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the year for:
Interest	$67,869	$73,934
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by capital lease	$396,165	$86,389
Increase in asset retirement obligation	$10,200	$9,420

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  The Company is focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass, Thin Film Battery and Transparent Electronics).  Substantially, all of the Company’s revenues were generated from customers with multi-national operations.  Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

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

The Company’s two largest customers accounted for 47% and 32% of total revenue in 2014. These two customers represented 42% of the accounts receivable trade balance at December 31, 2014. The Company expects to collect all outstanding accounts receivables as of December 31, 2014 from these customers.

The Company’s two largest customers accounted for 38% and 37% of total revenue in 2013. These two customers represented 61% of the accounts receivable trade balance at December 31, 2013. The Company subsequently collected all outstanding accounts receivables as of December 31, 2013 from these customers.

D. Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements which require payment within 30 days. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was approximately $15,000 as of December 31, 2014 and 2013. This estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. Specific accounts are charged directly to the reserve or bad debt expense when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. Bad debt expense was $17,256 and ($26,929) during 2014 and 2013, respectively. The credit during 2013 included a reversal of bad debt expense recorded in 2012.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies (continued)

E. Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory, lower of cost or market, and excess inventory quantities based on management’s estimate of net realizable value. The Company had an inventory reserve of $191,426 at December 31, 2014, and $134,863 at December 31, 2013.

F. Property and Equipment - Property and equipment are carried at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets. Useful lives range from three years on computer equipment to sixteen years on certain equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense totaled $502,768 and $562,108 for the years ended December 31, 2014 and 2013, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. There was no property and equipment considered impaired during 2014 or 2013.

G. Deferred Financing Costs - Deferred financing costs are amortized over the term of the related debt using the straight-line method, the result of which is not materially different from the use of the interest method.  Deferred financing costs were $29,104 and $38,543 at December 31, 2014 and 2013, respectively.  The related amortization of these costs for the years ended December 31, 2014 and 2013 was $9,439 and is included in interest expense on the statements of operations.

H. Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present. If necessary, an impairment loss is recorded for the excess of carrying value over fair value. There were no intangible assets considered impaired during 2014 or 2013.

The Company has secured patents for manufacturing processes used in its operations. Costs incurred to secure the patents have been capitalized and are being amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2014 were $36,473 and $27,244 respectively. Cost and accumulated amortization of the patents at December 31, 2013 were $36,473 and $25,414 respectively. Amortization expense was approximately $1,830 for the years ended December 31, 2014 and 2013. Amortization expense is estimated to be at least $1,829 for each of the next four years and at least $637 for the following year.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies (continued)

I. Revenue Recognition - Revenue from product sales is recognized based on shipping terms and upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Revenue from contract research provided for third parties is recognized on the percentage of completion method. Contract research revenue is recognized during the period in which qualifying expenses are incurred for the research that is performed as set forth under the terms of the grant award agreements.

J. Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Non cash stock based compensation expense was $172,995 and $134,701 for the years ended December 31, 2014 and 2013, respectively. Non cash stock based compensation expense includes $23,970 for stock grants awarded to the non-employee board members in 2014 and $33,520 for stock grants awarded in 2013 to the non-employee board members and the Chief Executive Officer. Unrecognized compensation expense was $511,895 as of December 31, 2014 and will be recognized through 2019. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

K. Research and Development - Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 2014 and 2013 was $307,083 and $324,035, respectively. The Company continues to develop innovative metal oxide systems to further align activities with customer needs and late in 2014 began developing an aluminum product for a new application.

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

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note3.	Inventories

Inventories consist of the following at December 31:

	2014	2013
Raw materials	$814,307	$1,174,945
Work-in-process	842,760	532,044
Finished goods	212,968	137,614
	1,870,035	1,844,603
Reserve for obsolete inventory	(191,426)	(134,863)

	$1,678,609	$1,709,740

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

The interest rate on the Note was 5% at December 31, 2014 and 2013. As of December 31, 2014 there was an outstanding balance of $73,764 on this Note. The Company expects to maintain compliance with all covenants of this Note through at least December 31, 2015.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. On August 13, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of $1,656 were paid monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $10,500, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of December 31, 2014 there was an outstanding balance of $513,246 on this loan. This loan is also subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. The Company expects to maintain compliance with all covenants of this loan through at least December 31, 2015.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4. Notes Payable (continued)

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). On December 20, 2013, OAQDA and the Company signed a Fourth Amendment to the Loan Documents and agreed to a modification to the payment schedule. Interest and servicing payments of $2,121 were payable quarterly from October 2013 through March 2014. Beginning in June 2014, quarterly payments of approximately $17,300, including principal, interest at 3% and servicing fees are due through December 2017. A final payment of approximately $50,400 is due February 2018. This loan is also subject to certain covenants, including job creation. Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement. The Company expects to maintain compliance with all covenants of this loan at least through December 31, 2015. The loan is collateralized by the related project equipment. As of December 31, 2014 there was an outstanding balance of $238,256 on this loan.

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODSA agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants. The Company expects to maintain compliance with all covenants of these loans through at least December 31, 2015.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development, now known as the ODSA, in the amount of $400,000. These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance. On August 8, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of approximately $400 were paid monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $6,100, including principal, interest and servicing fee are payable through July 2015. A final payment of approximately $42,200 is due August 2015. The loan is collateralized by the related project equipment. As of December 31, 2014 the loan had a balance of $83,511. This loan is also subject to certain covenants, including job creation and retention. The Company expects to maintain compliance with all covenants of this loan through the remainder of this loan.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4. Notes Payable (continued)

Notes payable at December 31 is included in the accompanying balance sheets as follows:

	2014	2013
Huntington National Bank	$73,764	$115,052
ODSA 166 Direct Loan	513,246	611,520
OAQDA 166 Direct Loan	238,256	282,786
ODSA 166 Direct Loan	83,511	147,108
Total notes payable	908,777	1,156,466
Less current portion	298,209	247,679
Notes payable, net of current portion	$610,568	$908,787

Annual maturities of notes payable, for the next five years, are as follows:

2015	$298,209
2016	206,829
2017	181,847
2018	221,892
2019	-

Note 5. Lease Obligations

Operating

The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring at various dates through 2024. Rent expense, which includes various monthly rentals for the years ended December 31, 2014 and 2013 totaled $166,641 and $150,328, respectively. Future minimum lease payments at December 31, 2014 are as follows:

2015	$100,359
2016	102,078
2017	104,044
2018	106,291
2019 and beyond	655,528
Total minimum lease payments	$1,068,300

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5. Lease Obligations (continued)

Capital

The Company also leases certain equipment under capital leases. Future minimum lease payments, by year, with the present value of such payments, as of December 31, 2014 are shown in the following table.

2015	$167,806
2016	138,466
2017	103,354
2018	86,122
2019	39,513
Total minimum lease payments	535,261
Less amount representing interest	50,174
Present value of minimum lease payments	485,087
Less current portion	145,896
Capital lease obligations, net of current portion	$339,191

The equipment under capital lease at December 31 is included in the accompanying balance sheets as follows:

	2014	2013
Machinery and equipment	$881,538	$762,223
Less accumulated depreciation and amortization	258,035	292,868
Net book value	$623,503	$469,355

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense.

The capital leases are structured such that ownership of the leased asset reverts to the Company at the end of the lease term. Accordingly, leased assets are depreciated using the Company's normal depreciation methods and lives.  In 2014, ownership of certain assets were transferred to the Company in accordance with the terms of the leases and these assets have been excluded from the leased asset disclosure above.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6. Common and Preferred Stock

Common Stock

During 2014, the non-employee board members received 22,500 shares of common stock of the Company with an aggregate value of $23,970. This was recorded as non-cash stock compensation expense in the financial statements. Also, late in 2014, through a subscription agreement, a non-employee director purchased 60,000 shares of common stock of the Company with a value of $50,400.

During 2013, the non-employee board members received 24,000 shares of common stock of the Company with an aggregate value of $31,320. In addition, the Chief Executive Officer received 2,000 shares of common stock of the Company with a value of $2,200. These transactions were recorded as non-cash stock compensation expense in the financial statements.

Preferred Stock

Shares of preferred stock authorized and outstanding at December 31, 2014 and 2013 were as follows:

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

On December 10, 2014, the Board of Directors voted to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2014. The decision to pay this dividend was predicated on the Company’s improved cash position. The payment of approximately $24,000 is expected to be disseminated during June 2015. The Board of Directors had previously voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2013. At December 31, 2014 and 2013 the Company had accrued dividends on Series B preferred stock of $217,368 and $193,216, respectively. These amounts are included in convertible preferred stock, Series B on the balance sheet at December 31, 2014 and 2013.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6. Common and Preferred Stock (continued)

Earnings Per Share

Basic income (loss) per share is calculated as income available (loss attributable) to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available (loss attributable) to common stockholders divided by the diluted weighted average number of common shares outstanding. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the years ended December 31, 2014 and 2013, all convertible and preferred stock and common stock options listed in Note 7 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive.

Following is a summary of employee and director outstanding stock options outstanding and preferred stock, Series B at December 31.

	2014	2013
Options	703,857	706,500
Preferred Stock, Series B	24,152	24,152
	728,009	730,652

The following is provided to reconcile the earnings per share calculations:

	2014	2013
Loss applicable to common stock	$(244,076)	$(311,798)
Weighted average common shares outstanding - basic	3,873,986	3,839,117
Effect of dilutions - stock options	-	-
Weighted average shares outstanding - diluted	3,873,986	3,839,117

Note 7. Stock Option Plans

On June 10, 2011, shareholders approved the SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company adopted the 2011 Plan as incentive to key employees, directors and consultants under which options to purchase up to 250,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2014 there were no stock options outstanding from the 2011 Plan.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7. Stock Option Plans (continued)

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan. The Company adopted the 2006 Plan as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2014 there were 573,857 stock options outstanding from the 2006 Plan which expire at various dates through November 2024.

On September 29, 1995, the Company adopted the 1995 Stock Option Plan as incentive to key employees, directors and consultants. As of December 31, 2014 there were 130,000 stock options outstanding from the 1995 Plan which expire at various dates through December 2015. The Company adopted the 1995 Plan as incentive to key employees, directors and consultants under which options to purchase up to 900,000 shares of the Company’s common stock were available to be granted, subject to the execution of stock option agreements.

The cumulative status at December 31, 2014 and 2013 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (yrs)	Value
Outstanding at January 1, 2013	592,250	$5.23
Forfeited	(105,500)	5.37
Expired	(250)	1.00
Outstanding at December 31, 2013	486,500	$5.20
Granted	172,357	0.84
Expired	(55,000)	2.78
Outstanding at December 31, 2014	603,857	$4.18	5.3	$-
Options exercisable at December 31, 2014	285,700	$5.26	3.3	$-
Options exercisable at December 31, 2013	304,250	$4.73	3.5	$-
Options expected to vest	318,157	$3.20	7.2	$-

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7. Stock Option Plans (continued)

Non-Employee Director Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (yrs)	Value
Outstanding at January 1, 2013	250,000	$3.87
Expired	(30,000)	1.00
Outstanding at December 31, 2013	220,000	$4.26
Expired	(120,000)	5.15
Outstanding at December 31, 2014	100,000	$3.20	0.6	$-
Options exercisable at December 31, 2014	100,000	$3.20	0.6	$-
Options exercisable at December 31, 2013	220,000	$4.26	0.7	$-

Information related to the weighted average fair value of nonvested stock options for the year ended December 31, 2014 is as follows:

		Average
		Exercise
	Stock Options	Price
Employee Stock Options
Nonvested options at January 1, 2014	182,250	$6.00
Granted	172,357	0.84
Vested	(36,450)	6.00
Nonvested options at December 31, 2014	318,157	$3.20

Exercise prices range from $0.84 to $6.00 for options at December 31, 2014. The weighted average option price for all options outstanding was $4.04 with a weighted average remaining contractual life of 4.7 years at December 31, 2014. The weighted average option price for all options outstanding was $4.91 with a weighted average remaining contractual life of 3.0 years at December 31, 2013.

The weighted average fair value at date of grant for options granted during 2014 was $0.84, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life in years	5.0
Interest rate	1.57%
Volatility	60.01%
Dividend yield	0%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8. Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31.

	2014	2013
Deferred tax assets
NOL carryforwards	$1,505,000	$1,376,000
General business credits carryforwards	186,000	199,000
Stock based compensation	80,000	80,000
UNICAP	79,000	94,000
Allowance for doubtful accounts	5,000	6,000
Reserve for obsolete inventories	69,000	49,000
Reserve for asset retirement	22,000	18,000
Property and equipment	(197,000)	(134,000)
	1,749,000	1,688,000
Valuation allowance	(1,749,000)	(1,688,000)
Net	$-	$-

A valuation allowance has been recorded against the realizability of the net deferred tax asset such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $1,749,000 and $1,688,000 at December 31, 2014 and 2013, respectively.

The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,300,000 and $4,000,000 at December 31, 2014 and 2013, respectively, which expire in varying amounts through 2034.

For the years ended December 31, 2014 and 2013, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2014	2013
Federal statutory rate	(35.0)%	(35.0)%
State/city tax	(0.3)	0.0
Non-deductible expense	24.2	12.9
Valuation allowance	11.3	22.1
Effective rate	0.2%	0.0%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8. Income Taxes (continued)

Components of income taxes are as follows:

	2014	2013
Current	$(531)	$-
Deferred:
NOL utilization/expiration	(129,000)	21,000
General business credits	13,000	(17,000)
Other temporary differences	54,000	(34,000)
Change in valuation allowance	62,000	30,000
Total	$(531)	$-

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

The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2014 and 2013.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2011 through 2013 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, short-term notes payable and capital lease obligations and current maturities of long-term notes payable and capital lease obligations: Amounts reported in the balance sheet approximate fair market value due to the short maturity of these instruments.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9. Fair Value of Financial Instruments (continued)

•	Long-term note payable obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on the obligations range from 3% to 7.5%, which approximates current fair market rates.

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2013	$40,858
Increase in present value of the obligation
(accretion expense in the corresponding amount
charged against earnings)	9,420
Balance at December 31, 2013	$50,278
Increase in present value of the obligation
(accretion expense in the corresponding amount
charged against earnings)	10,200
Balance at December 31, 2014	$60,478

Note 11. Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through December 31, 2015.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

