Form 10-Q
period 2015-03-31
SCI Engineered Materials, Inc.
filed 2015-04-30
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

3,977,149 shares of Common Stock, without par value, were outstanding at April 30, 2015.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements.	3

	Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	3

	Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (unaudited)	5

	Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.	19

PART II. OTHER INFORMATION		21

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	Mine Safety Disclosures.	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	21

Signatures.		24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(UNAUDITED)

ASSETS
Current Assets
Cash	$1,680,452	$1,011,956
Accounts receivable, less allowance for doubtful accounts of $15,000	463,719	468,352
Inventories	1,065,086	1,678,609
Prepaid expenses	68,563	89,467
Total current assets	3,277,820	3,248,384

Property and Equipment, at cost
Machinery and equipment	7,491,895	7,478,909
Furniture and fixtures	139,110	139,110
Leasehold improvements	326,745	326,745
Construction in progress	4,029	1,815
	7,961,779	7,946,579
Less accumulated depreciation	(5,313,662)	(5,205,675)
	2,648,117	2,740,904

Other Assets
Deposits	18,532	18,532
Deferred financing fees	17,305	19,665
Intangibles	8,772	9,229
Total other assets	44,609	47,426

TOTAL ASSETS	$5,970,546	$6,036,714

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2015	2014
	(UNAUDITED)

Current Liabilities
Capital lease obligations, current portion	$138,193	$145,896
Notes payable, current portion	282,387	298,209
Accounts payable	313,896	424,539
Customer deposits	1,259,386	1,281,573
Accrued compensation	98,554	93,392
Accrued expenses and other	135,066	115,126
Total current liabilities	2,227,482	2,358,735

Capital lease obligations, net of current portion	304,451	339,191
Notes payable, net of current portion	555,725	610,568
Total liabilities	3,087,658	3,308,494

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	472,172	466,134
Common stock, no par value, authorized 15,000,000 shares; 3,946,240 and 3,935,398 shares issued and outstanding, respectively	9,919,769	9,907,990
Additional paid-in capital	1,994,595	1,960,260
Accumulated deficit	(9,503,648)	(9,606,164)
Total shareholders' equity	2,882,888	2,728,220

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,970,546	$6,036,714

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014

Revenue	$2,727,807	$2,592,500

Cost of revenue	2,058,402	2,005,727

Gross profit	669,405	586,773

General and administrative expense	342,704	332,591

Research and development expense	97,643	85,606

Marketing and sales expense	110,304	124,240

Income from operations	118,754	44,336

Other expense
Interest, net	15,949	15,978
Loss on disposal of equipment	289	504
	16,238	16,482

Income before provision for income taxes	102,516	27,854

Income tax expense	-	582

Net income	102,516	27,272

Dividends on preferred stock	6,038	6,038

INCOME APPLICABLE TO COMMON STOCK	$96,478	$21,234

Earnings per share - basic and diluted (Note 6)

Income per common share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average shares outstanding
Basic	3,940,261	3,855,898
Diluted	3,970,677	3,855,898

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102,516	$27,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	112,758	136,066
Amortization	457	457
Stock based compensation	52,152	43,473
Loss on disposal of equipment	289	504
Inventory reserve	12,000	21,000
Changes in operating assets and liabilities:
Accounts receivable	4,633	(124,558)
Inventories	601,523	4,707
Prepaid expenses	20,904	(242,949)
Other assets	2,360	(7,433)
Accounts payable	(110,643)	168,110
Accrued expenses and customer deposits	365	335,686
Net cash provided by operating activities	799,314	362,335

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(17,711)	(6,014)
Net cash used in investing activities	(17,711)	(6,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations and notes payable	(113,107)	(69,592)
Net cash used in financing activities	(113,107)	(69,592)

NET INCREASE IN CASH	668,496	286,729

CASH - Beginning of period	1,011,956	622,727

CASH - End of period	$1,680,452	$909,456

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$16,301	$16,120
Income taxes	-	582

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES
Property and equipment purchased by capital lease	-	290,665
Increase in asset retirement obligation	2,550	2,550

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  The Company is focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass, Thin Film Battery and Transparent Electronics).  Substantially all of the Company’s revenues were generated from customers with multi-national operations.  Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

Note 2.	Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2014. Interim results are not necessarily indicative of results for the full year.

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

Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $52,152 and $43,473 for the three months ended March 31, 2015 and 2014, respectively. Unrecognized non cash stock compensation expense was $471,522 as of March 31, 2015 and will be recognized through 2019. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee board members received compensation of 10,842 and 6,000 aggregate shares of common stock of the Company during the three months ended March 31, 2015 and 2014, respectively. The stock had an aggregate value of $11,779 and $6,840 for the three months ended March 31, 2015 and 2014, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at March 31, 2015 and December 31, 2014, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2014	486,500	$5.20
Granted	172,357	0.84
Expired	(55,000)	2.78
Outstanding at December 31, 2014	603,857	$4.18
Expired	(30,000)	2.40
Forfeited	(1,000)	3.10
Outstanding at March 31, 2015	572,857	$4.27
Options exercisable at December 31, 2014	285,700	$5.26
Options exercisable at March 31, 2015	291,150	$5.66

Non-Employee Director Stock Options

		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2014	220,000	$4.26
Expired	(120,000)	5.15
Outstanding at December 31, 2014	100,000	$3.20
Expired	(60,000)	2.67
Outstanding at March 31, 2015	40,000	$4.00
Shares exercisable at December 31, 2014	100,000	$3.20
Shares exercisable at March 31, 2015	40,000	$4.00

Exercise prices for options ranged from $0.84 to $6.00 at March 31, 2015. The weighted average option price for all options outstanding was $4.26 with a weighted average remaining contractual life of 5.1 years.

Note 4.	Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock were $6,038 for the three months ended March 31, 2015 and 2014. The Company had accrued dividends on Series B preferred stock of $223,406 and $217,368 at March 31, 2015 and December 31, 2014, respectively. These amounts are included in Convertible preferred stock, Series B on the balance sheet at March 31, 2015 and December 31, 2014.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.	Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2015	2014
	(unaudited)
Raw materials	$621,636	$814,307
Work-in-process	467,323	842,760
Finished goods	179,553	212,968
Inventory reserve	(203,426)	(191,426)
	$1,065,086	$1,678,609

Note 6.	Earnings Per Share

Basic income per share is calculated as income applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three months ended March 31, 2015 and 2014, all convertible preferred stock and common stock options listed in Note 3 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share. The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,
	2015	2014
Income applicable to common shares	$96,478	$21,234

Weighted average common shares outstanding – basic	3,940,261	3,855,898

Effect of dilutions	30,416	-

Weighted average shares outstanding – diluted	3,970,677	3,855,898

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable

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

The interest rate on the Note was 5% at March 31, 2015 and December 31, 2014. As of March 31, 2015 there was an outstanding balance of $63,090 on this Note. The Company expects to maintain compliance with all covenants of this Note through at least March 31, 2016.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. On August 13, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of $1,656 were paid monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $10,500, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of March 31, 2015 there was an outstanding balance of $485,972 on this loan. This loan is also subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. The Company expects to maintain compliance with all covenants of this loan through at least March 31, 2016.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). On December 20, 2013, OAQDA and the Company signed a Fourth Amendment to the Loan Documents and agreed to a modification to the payment schedule. Interest and servicing payments of $2,121 were payable quarterly from October 2013 through March 2014. Beginning in June 2014, quarterly payments of approximately $17,300, including principal, interest at 3% and servicing fees are due through December 2017. A final payment of approximately $50,400 is due February 2018. This loan is also subject to certain covenants, including job creation. Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement. The Company expects to maintain compliance with all covenants of this loan at least through March 31, 2016. The loan is collateralized by the related project equipment. As of March 31, 2015 there was an outstanding balance of $223,190 on this loan.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable (continued)

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODSA agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants. The Company expects to maintain compliance with all covenants of these loans through at least March 31, 2016.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development, now known as the ODSA, in the amount of $400,000. These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee to be charged monthly on the outstanding principal balance. On August 8, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of approximately $400 were paid monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $6,100, including principal, interest and servicing fee are payable through July 2015. A final payment of approximately $42,200 is due August 2015. The loan is collateralized by the related project equipment. As of March 31, 2015 the loan had a balance of $65,860. This loan is also subject to certain covenants, including job creation and retention. The Company expects to maintain compliance with all covenants of this loan through the remainder of this loan.

Note 8.	Income Taxes

Income tax expense consisted of the following for the three months ended March 31:

	2015	2014
Federal – deferred	$-	$-
State and local	-	582
	$-	$582

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at March 31, 2015 and December 31, 2014.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,300,000 which expire in varying amounts through 2034.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through March 31, 2016.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

Note 10.	Subsequent Event

During April 2015, the Board of Directors voted to acquire the rights to a provisional patent owned by one of the directors for technology related to the application of Zinc based Transparent Conductive Oxide in Displays and the value thereof. The Board approved a motion to acquire the rights to the provisional patent and any subsequent patents for this technology for 30,000 shares of common stock of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2014.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Overview

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  We are focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass, Thin Film Battery and Transparent Electronics).  Substantially all of our revenues are generated from customers with multi-national operations.  We have made considerable resource investment in the Thin Film Solar industry which has allowed us to increase export shipments in the solar and glass applications where a few customers have adopted our products.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy. Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the three months ended March 31, 2015, we had total revenue of $2,727,807. This was an increase of $135,307, or 5.2%, compared to the three months ended March 31, 2014. Revenue increased primarily due to increased volume from customer demand in our thin film solar market.

Gross profit was $669,405 for the three months ended March 31, 2015 compared to $586,773 for the same three months in 2014. This was an increase of $82,632, or 14.1%. Gross profit as a percentage of revenue was 24.5% for the first three months of 2015 compared to 22.6% for the same period in 2014.

Operating expenses were $550,651 and $542,437 for the three months ended March 31, 2015 and 2014, respectively. This was an increase of $8,214, or 1.5%. Included in this increase was higher research and development expense. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems within the thin film solar industry. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve research & development expense.

For the three months ended March 31, 2015, we had net income after income taxes of $102,516 compared to $27,272 for the three months ended March 31, 2014. We had income applicable to common shares of $96,478 for the three months ended March 31, 2015 compared to $21,234 for the same period in 2014.

Several new customers are currently conducting extensive product testing and qualification activities. We are optimistic this will result in increased orders. Late in the third quarter of 2014 we received new orders from Asia for approximately $400,000 of Transparent Conductive Oxide materials. Due to shipping terms related to these targets the revenue was recognized during the first quarter of 2015. Subsequently, follow-on orders were received for more than $500,000 of the same materials which are scheduled to ship in the second quarter of 2015. Our strategy implemented a few years ago to add manufacturing capacity and marketing support for thin film solar applications is beginning to show progress.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 (unaudited) compared to three months ended March 31, 2014 (unaudited):

Revenue

For the three months ended March 31, 2015, we had total revenue of $2,727,807. This was an increase of $135,307, or 5.2%, compared to the three months ended March 31, 2014. Revenue increased due to increased volume from customer demand in our thin film solar market despite a slight decrease in the photonics market. Lower revenue from certain photonics customers in the first quarter of 2015 compared to the first quarter of 2014 was offset by the strength of other photonic customers and the increase in revenue from our TCO products in the solar film market. We anticipate higher revenue in the thin film solar market and lower revenue in the photonics market compared to 2014 at least through the second quarter of 2015. Total revenue for the second quarter of 2015 is expected to be less than the first quarter of 2015 due to lower demand from certain photonics customers.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue from product sales is recognized based on shipping terms or upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Gross Profit

Gross profit was $669,405 for the three months ended March 31, 2015 compared to $586,773 for the same three months in 2014. This was an increase of $82,632, or 14.1%. The increase in gross profit was attributed to higher revenue and product mix. Gross profit as a percentage of revenue (gross margin) was 24.5% for the first three months of 2015 compared to 22.6% for the same period in 2014. This increase in gross margin was attributed to the higher gross profit.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2015 increased slightly to $342,704 from $332,591 for the three months ended March 31, 2014, or 3.0%. The first quarter of 2015 included higher travel expenses of approximately $20,000 and non-cash stock based compensation of approximately $7,000. These increased expenses were partially offset by lower professional fees of approximately $19,000.

Professional Fees

Included in general and administrative expense was $68,691 and $87,762 for professional fees for the three months ended March 31, 2015 and 2014, respectively. These continued expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended March 31, 2015 was $97,643 compared to $85,606 for the same period in 2014, an increase of 14.1%. The increase is primarily due to sponsored research which began late in 2014. We have a collaborative program with a university to evaluate our TCO materials in liquid crystal display applications. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems within the thin film solar industry. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research & development expense.

Marketing and Sales Expense

Marketing and sales expense for the three months ended March 31, 2015 decreased 11.2% to $110,304 from $124,240 for the same period in 2014. The decrease was primarily related to lower compensation expense of approximately $32,000 and travel expense of approximately $9,000. Included in the first quarter of 2015 were higher sales consultant and commission fees of approximately $28,000.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Stock Compensation Expense

Included in operating expenses were non-cash stock based compensation costs of $51,669 and $43,473 for the three months ended March 31, 2015 and 2014, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense related to operating expense was $471,522 as of March 31, 2015 and will be recognized through 2019.

Interest

Interest was $15,949 and $15,978 for the three months ended March 31, 2015 and 2014, respectively.

Income Applicable to Common Stock

Income applicable to common stock was $96,478 and $21,234 for the three months ended March 31, 2015, and 2014, respectively. The improvement was due to the increased revenue and gross profit.

Common Stock

The following schedule represents our outstanding common stock during the period of 2015 through 2024 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at March 31, 2015, if each shareholder exercises his or her options, it would increase our common shares by 612,857 to 4,559,097 by December 31, 2024. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2015	40,000	3,986,240	$4.00
2016	31,000	4,017,240	$3.25
2018	5,000	4,022,240	$3.10
2019	364,500	4,386,740	$6.00
2024	172,357	4,559,097	$0.84

Liquidity and Capital Resources

Cash

As of March 31, 2015 cash on hand was $1,680,452. Cash on-hand was $1,011,956 at December 31, 2014. We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through March 31, 2016.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Working Capital

At March 31, 2015 working capital was $1,050,338 compared to $889,649 at December 31, 2014, an increase of $160,689 or 18.1%. As discussed below, cash increased approximately $668,000. Inventories decreased approximately $614,000 due to shipments during the first quarter of 2015. Accounts payable decreased approximately $110,000. Customer deposits at December 31, 2014 were $1.3 million.  Of this amount $1.2 million shipped during the first quarter of 2015.  Customer deposits of $1.5 million were received during the first quarter of 2015.  Of this amount $0.2 million was for orders shipped during the first quarter of 2015 and $1.3 million was for orders expected to ship during the second quarter of 2015.  Current debt obligations decreased approximately $24,000.

Cash from Operations

Net cash provided by operating activities was approximately $799,000 for the three months ended March 31, 2015. Net cash provided by operating activities was approximately $362,000 for the three months ended March 31, 2014. In addition to the changes in various current assets and liabilities mentioned above, non-cash expenses for depreciation, accretion and amortization decreased approximately $23,000 during the first quarter of 2015 compared to the first quarter of 2014. Included in expenses were non cash stock based compensation costs of approximately $52,000 for the three months ended March 31, 2015 and $43,000 for the three months ended March 31, 2014.

Cash from Investing Activities

Cash of approximately $18,000 was used for investing activities during the three months ended March 31, 2015, and approximately $6,000 was used during the three months ended March 31, 2014. The amounts invested were used to purchase equipment and machinery for increased production capacity and computer equipment.

Cash from Financing Activities

Cash of approximately $113,000 and $70,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the three months ended March 31, 2015 and 2014, respectively. We incurred new capital lease obligations of approximately $291,000 for new production equipment during the first quarter of 2014. The need for the additional equipment in 2014 was to support increased sales in our core photonics market.

Debt Outstanding

Total debt outstanding decreased during the first three months of 2015 from approximately $1,394,000 to approximately $1,281,000, or 8.1%.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through March 31, 2016.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation allowance, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on February 11, 2015 for the year ended December 31, 2014, relating to insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In order to remediate this weakness, we will need to hire additional employees. Although we will periodically reevaluate this situation, at this point we consider that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2015 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6.	Exhibits

	3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

	3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

	3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

	4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

	4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

	4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

	4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

	4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

	4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

	4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

	4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6.	Exhibits (continued)

	10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

	10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

	10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

	10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

	10.5	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2013).

	10.6	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

	10.7	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

	10.8	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

	10.9	Description of notice of transfer of common stock (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 28, 2015).

	31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

	31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

	32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

	99.1	Press Release dated April 30, 2015, entitled “SCI Engineered Materials, Inc. Reports First Quarter 2015 Results.”

Item 6.	Exhibits (continued)

	101	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Financial Statements.

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: April 30, 2015	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

