Form 10-Q
period 2015-09-30
SCI Engineered Materials, Inc.
filed 2015-11-02
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________

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

4,002,270 shares of Common Stock, without par value, were outstanding at October 31, 2015.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)	5

	Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	20

Signatures		22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2015	2014
	(UNAUDITED)
Current Assets
Cash	$1,105,351	$1,011,956
Accounts receivable, less allowance for doubtful accounts of $26,000 and $15,000, respectively	346,351	468,352
Inventories	1,151,302	1,678,609
Prepaid expenses	87,390	89,467
Total current assets	2,690,394	3,248,384

Property and Equipment, at cost
Machinery and equipment	7,505,799	7,478,909
Furniture and fixtures	140,265	139,110
Leasehold improvements	329,904	326,745
Construction in progress	695	1,815
	7,976,663	7,946,579
Less accumulated depreciation	(5,531,682)	(5,205,675)
	2,444,981	2,740,904

Other Assets
Deposits	16,487	18,532
Deferred financing fees	12,585	19,665
Intangibles	34,936	9,229
Total other assets	64,008	47,426

TOTAL ASSETS	$5,199,383	$6,036,714

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2015	2014
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$132,799	$145,896
Notes payable, current portion	216,554	298,209
Accounts payable	301,686	424,539
Customer deposits	720,160	1,281,573
Accrued compensation	100,033	93,392
Accrued expenses and other	136,899	115,126
Total current liabilities	1,608,131	2,358,735

Capital lease obligations, net of current portion	240,667	339,191
Notes payable, net of current portion	448,357	610,568
Total liabilities	2,297,155	3,308,494

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	460,096	466,134
Common stock, no par value, authorized 15,000,000 shares; 4,001,318 and 3,935,398 shares issued and outstanding, respectively	9,978,868	9,907,990
Additional paid-in capital	2,063,264	1,960,260
Accumulated deficit	(9,600,000)	(9,606,164)
	2,902,228	2,728,220

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,199,383	$6,036,714

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2015	2014	2015	2014

Revenue	$1,464,734	$1,744,917	$6,421,227	$7,435,793

Cost of revenue	1,074,153	1,342,436	4,724,554	5,866,069

Gross profit	390,581	402,481	1,696,673	1,569,724

General and administrative expense	320,030	274,242	979,268	906,984

Research and development expense	136,900	56,619	325,764	214,427

Marketing and sales expense	104,363	119,633	340,639	383,322

(Loss) income from operations	(170,712)	(48,013)	51,002	64,991

Other expense
Interest	(13,561)	(16,365)	(44,140)	(49,689)
Loss on disposal of equipment, net	(204)	(2,454)	(698)	(2,709)
	(13,765)	(18,819)	(44,838)	(52,398)

(Loss) income before provision for income taxes	(184,477)	(66,832)	6,164	12,593

Income tax benefit (expense)	1,037	-	-	(1,619)

Net (loss) income	(183,440)	(66,832)	6,164	10,974

Dividends on preferred stock	(6,038)	(6,038)	(18,114)	(18,114)

LOSS APPLICABLE TO COMMON SHARES	$(189,478)	$(72,870)	$(11,950)	$(7,140)

Earnings per share - basic and diluted (Note 6)
Loss per common share
Basic	$(0.05)	$(0.02)	$(0.00)	$(0.00)
Diluted	$(0.05)	$(0.02)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	3,993,925	3,866,039	3,971,168	3,861,090
Diluted	3,993,925	3,866,039	3,971,168	3,861,090

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,164	$10,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	335,316	390,952
Amortization	1,372	1,372
Stock based compensation	161,456	128,709
Patent impairment	7,857	-
Net loss on disposal of equipment	698	2,709
Inventory reserve	(141,157)	50,831
Allowance for doubtful accounts	11,318	(3,629)
Changes in operating assets and liabilities:
Accounts receivable	110,684	110,354
Inventories	668,464	466,367
Prepaid expenses	2,077	(12,117)
Other assets	4,728	4,193
Accounts payable	(122,853)	(151,985)
Accrued expenses and customer deposits	(538,099)	(252,327)
Net cash provided by operating activities	508,025	746,403

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	-	1,750
Purchases of property and equipment	(34,991)	(42,875)
Net cash used in investing activities	(34,991)	(41,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations and notes payable	(355,487)	(281,874)
Payment of cumulative dividends on preferred stock	(24,152)	-
Net cash used in financing activities	(379,639)	(281,874)

NET INCREASE IN CASH	93,395	423,404

CASH - Beginning of period	1,011,956	622,727

CASH - End of period	$1,105,351	$1,046,131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$45,443	$50,288
Income taxes	-	1,619

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment purchased by capital lease	-	396,165
Provisional patent acquired by common stock exchange	30,540	-
Increase in asset retirement obligation	5,100	7,650

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

Stock Based Compensation - Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $56,332 and $43,473 for the three months ended September 30, 2015 and 2014, respectively. Non cash stock based compensation expense was $161,456 and $128,709 for the nine months ended September 30, 2015 and 2014, respectively. Unrecognized compensation expense was $390,777 as of September 30, 2015 and will be recognized through 2019. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee board members received compensation of 35,920 and 16,500 aggregate shares of common stock of the Company during the nine months ended September 30, 2015 and 2014, respectively. The increased shares were the result of new directors that joined the Company during 2014 and an increase in number of shares granted on a quarterly basis in 2015. The stock had an aggregate value of $40,338 and $18,810 for the nine months ended September 30, 2015 and 2014, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

During the second quarter 2015, the Board of Directors approved the acquisition of rights to a provisional patent owned by one of the directors, and any subsequent patents for this technology related to the application of Zinc based Transparent Conductive Oxide in displays, and the value thereof for 30,000 shares of common stock of the Company. The value of the shares of common stock at the time of acquisition was $30,540.

The cumulative status of options granted and outstanding at September 30, 2015, and December 31, 2014, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2014	486,500	$5.20
Granted	172,357	0.84
Expired	(55,000)	2.78
Outstanding at December 31, 2014	603,857	$4.18
Expired	(30,000)	2.40
Forfeited	(1,000)	3.10
Outstanding at September 30, 2015	572,857	$4.27
Options exercisable at December 31, 2014	285,700	$5.26
Options exercisable at September 30, 2015	291,150	$5.66

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at January 1, 2014	220,000	$4.26
Expired	(120,000)	5.15
Outstanding at December 31, 2014	100,000	$3.20
Expired	(60,000)	2.67
Outstanding at September 30, 2015	40,000	$4.00
Options exercisable at December 31, 2014	100,000	$3.20
Options exercisable at September 30, 2015	40,000	$4.00

Exercise prices for options ranged from $0.84 to $6.00 at September 30, 2015. The weighted average option price for all options outstanding was $4.26 with a weighted average remaining contractual life of 4.6 years.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 4.	Preferred Stock

During the second quarter 2015, the Board of Directors authorized a total payment of $24,152 for a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2014. The payment was made during June 2015. Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended September 30, 2015 and 2014 and $18,114 for the nine months ended September 30, 2015 and 2014. The Company had accrued dividends on Series B preferred stock of $211,330 at September 30, 2015, and $217,368 at December 31, 2014. These amounts are included in Convertible preferred stock, Series B on the balance sheet at September 30, 2015 and December 31, 2014.

Note 5.	Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
Raw materials	$248,962	$814,307
Work-in-process	864,035	842,760
Finished goods	88,575	212,968
Inventory reserve	(50,270)	(191,426)
	$1,151,302	$1,678,609

During the second quarter of 2015 the Company removed certain slow moving inventory items recognizing a corresponding decrease in its inventory reserve and no net effect on total inventory.

Note 6.	Earnings Per Share

Basic income per share is calculated as income applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income applicable to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2015 and 2014, all convertible preferred stock and common stock options listed in Note 3 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share. The following is provided to reconcile the earnings per share calculations:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2015	2014	2015	2014

Loss applicable to common shares	$(189,478)	$(72,870)	$(11,950)	$(7,140)

Weighted average common shares outstanding - basic	3,993,925	3,866,039	3,971,168	3,861,090

Effect of dilution	-	-	-	-
Weighted average shares outstanding - diluted	3,993,925	3,866,039	3,971,168	3,861,090

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable

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

The interest rate on the Note was 5% at September 30, 2015 and December 31, 2014. As of September 30, 2015 there was an outstanding balance of $41,386 on this Note. The Company expects to maintain compliance with all covenants of this Note through the maturity date.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. On August 13, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of $1,656 were paid monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $10,500, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. This loan is also subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. As of September 30, 2015 there was an outstanding balance of $430,808 on this loan. The Company expects to maintain compliance with all covenants of this loan through at least September 30, 2016.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). On December 20, 2013, OAQDA and the Company signed a Fourth Amendment to the Loan Documents and agreed to a modification to the payment schedule. Interest and servicing payments of $2,121 were payable quarterly from October 2013 through March 2014. Beginning in June 2014, quarterly payments of approximately $17,300, including principal, interest at 3% and servicing fees are due through December 2017. A final payment of approximately $50,400 is due February 2018. This loan is also subject to certain covenants, including job creation. Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement. The Company expects to maintain compliance with all covenants of this loan at least through September 30, 2016. The loan is collateralized by the related project equipment. As of September 30, 2015 there was an outstanding balance of $192,717 on this loan.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable (continued)

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODSA agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants. The Company expects to maintain compliance with all covenants of these loans through at least September 30, 2016.

During 2006, the Company was approved for a 166 Direct Loan from the Ohio Department of Development, now known as the ODSA, in the amount of $400,000. These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment. The term of the loan was 84 months at a fixed interest rate of 3%. There was also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. The loan was collateralized by the related project equipment. On August 8, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of approximately $400 were paid monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $6,100, including principal, interest and servicing fee were paid through July 2015. A final payment of approximately $42,200 was paid in August 2015.

Note 8.	Income Taxes

Following is the income tax benefit (expense) for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Federal - deferred	$-	$-	$-	$-
State and local	1,037	-	-	(1,619)
	$1,037	$-	$-	$(1,619)

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at September 30, 2015 and December 31, 2014.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,300,000 which expire in varying amounts through 2034.

Note 9.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through September 30, 2016.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

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

Executive Summary

Gross profit was $390,581 for the three months ended September 30, 2015 compared to $402,481 for the same three months in 2014. This was a decrease of $11,900, or 3.0%. Gross profit decreased due to a decrease in revenue due to reduced volume from certain photonics customers that occurs from time to time. Gross profit was $1,696,673 for the nine months ended September 30, 2015 compared to $1,569,724 for the first nine months of 2014. This was an increase of $126,949, or 8.1%. Year to date gross profit increased due to increased volume in our thin film solar market and overall product mix despite a decrease in revenue due to reduced volume from certain photonics customers. Total revenue decreased approximately $280,000 during the third quarter of 2015 compared to the same time period in 2014 and approximately $1,015,000 for the nine months ended September 30, 2015 versus the first nine months of 2014.

Operating expenses were $561,293 and $450,494 for the three months ended September 30, 2015 and 2014, respectively. This was an increase of $110,799, or 24.6%. Included in this increase was higher research and development expense of $80,281 which represented 72.5% of the operating expense increase. Operating expenses were $1,645,671 and $1,504,733 for the nine months ended September 30, 2015 and 2014, respectively. This was an increase of $140,938, or 9.4%. Included in this increase was higher research and development expense of $111,337 which represented 79.0% of the operating expense increase. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems within the thin film solar industry. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research & development expense.

For the three months ended September 30, 2015, we had net loss after income taxes of $183,440 compared to $66,832 for the three months ended September 30, 2014. We had loss applicable to common shares of $189,478 for the three months ended September 30, 2015 compared to $72,870 for the same period in 2014. The net loss in the third quarter of 2015 versus the first half of 2015 was the result of less revenue to the thin film solar market. We entered the third quarter of 2015 with expectations of follow-on orders for thin film solar products; however, a temporary slowdown in our customers’ order patterns occurred. These customers continue to increase their manufacturing capacity and we expect to receive additional orders later this year or early in 2016.

For the nine months ended September 30, 2015, we had net income after income taxes of $6,164 compared to net income after income taxes of $10,974 for the nine months ended September 30, 2014. We had loss applicable to common shares of $11,950 for the nine months ended September 30, 2015 compared to $7,140 for the same period in 2014.

Several new customers are currently conducting extensive product testing and qualification activities. We are optimistic this will result in increased orders. Late in the third quarter of 2014 we received new orders from Asia for approximately $400,000 of Transparent Conductive Oxide materials. Due to shipping terms related to these targets the revenue was recognized during the first quarter of 2015. Subsequently, follow-on orders were received for more than $500,000 of the same materials. Approximately $400,000 of revenue was recognized from these orders during the second quarter of 2015 and the balance during the third quarter. Our strategy implemented a few years ago to add manufacturing capacity and marketing support for thin film solar applications is beginning to show progress but orders may be cyclical for a few quarters as these customers bring their production on stream and begin selling their capacity

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2015 (unaudited) compared to three and nine months ended September 30, 2014 (unaudited):

Revenue

For the three months ended September 30, 2015, we had total revenue of $1,464,734. This was a decrease of $280,183, or 16.1%, compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, we had total revenue of $6,421,227. This was a decrease of $1,014,566, or 13.6%, compared to the nine months ended September 30, 2014. Total revenue decreased due to reduced volume from certain photonics customers. Revenue in our thin film solar market grew due to increased volume from customer demand.

Revenue from product sales is recognized on shipping terms or upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Gross Profit

Gross profit was $390,581 for the three months ended September 30, 2015 compared to $402,481 for the same three months in 2014. This was a decrease of $11,900, or 3.0%. Gross profit as a percentage of revenue (gross margin) was 26.7% for the third quarter of 2015 compared to 23.1% for the same period in 2014. Gross profit was $1,696,673 for the nine months ended September 30, 2015 compared to $1,569,724 for the same nine months in 2014. This was an increase of $126,949, or 8.1%. Gross profit as a percentage of revenue (gross margin) was 26.4% for the nine months ended September 30, 2015 compared to 21.1% for the same period in 2014. The increase in year to date gross profit and gross margin was attributed to increased sales of thin film solar products and improved overall product mix. A decrease in cost and volume of a high priced, low margin raw material used to manufacture products also contributed to the increase in gross margin.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2015 increased 16.7% to $320,030 from $274,242 for the three months ended September 30, 2014. The increase was primarily due to increased travel expenses of approximately $17,000, non-cash stock based compensation expense of approximately $11,000, and compensation of approximately $9,000.

General and administrative expense for the nine months ended September 30, 2015 increased to $979,268 from $906,984 for the nine months ended September 30, 2014, or 8.0%. The first nine months of 2015 included higher travel expenses of approximately $35,000, non-cash stock based compensation expense of approximately $27,000 and compensation of approximately $7,000.

Professional Fees

Included in general and administrative expense was $38,914 and $36,101 for professional fees for the three months ended September 30, 2015 and 2014, respectively, and $155,291 and $166,466 for professional fees for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the year to date amount is primarily related to lower accounting fees. These continued expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development Expense

Research and development expense for the three months ended September 30, 2015 was $136,900 compared to $56,619 for the same period in 2014, an increase of 141.8%. Research and development expense for the nine months ended September 30, 2015 was $325,764 compared to $214,427 for the same period in 2014, an increase of 51.9%. The increase is primarily due to sponsored research which began late in 2014. We have a collaborative program with a university to evaluate our TCO materials in liquid crystal display applications. We review intangible assets for impairment whenever impairment indicators are present and, if necessary, an impairment loss is recorded for the excess of carrying value over fair value. As a result of this review, we recorded a non-cash patent impairment charge of approximately $8,000 during the third quarter of 2015.

We continue to invest in developing new products for all of our markets including transparent conductive oxide systems within the thin film solar industry. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research & development expense. Late in the second quarter of 2015 we hired a Product Development Engineer for our research team to focus on display applications. She has depth of experience in display manufacturing as well as post-doctoral experience at two universities recognized for their expertise in display applications. The added direct expense will be partially offset by lower expenses from our university partner.

Marketing and Sales Expense

Marketing and sales expense for the three months ended September 30, 2015 decreased 12.8% to $104,363 from $119,633 for the same period in 2014. The decrease was primarily related to lower compensation expense of approximately $21,000 and lower travel expense of approximately $16,000, partially offset by higher sales consultant and commission fees of approximately $22,000.

Marketing and sales expense for the nine months ended September 30, 2015 decreased 11.1% to $340,639 from $383,322 for the same period in 2014. The decrease was primarily related to lower compensation expense of approximately $77,000 and travel expense of approximately $44,000, partially offset by higher sales consultant and commission fees of approximately $80,000.

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $55,850 and $43,473 for the three months ended September 30, 2015 and 2014, respectively, and $160,006 and $128,709 for the nine months ended September 30, 2015 and 2014, respectively. The increase was the result of new directors that joined the Company during 2014 and an increase in number of shares granted in 2015. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non cash stock based compensation expense related to operating expense was $390,777 as of September 30, 2015 and will be recognized through 2019.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest

Interest was $13,561 and $16,365 for the three months ended September 30, 2015 and 2014, respectively and $44,140 and $49,689 for the nine months ended September 30, 2015 and 2014, respectively. The decrease was due to continued payments reducing principal balances.

Loss Applicable to Common Shares

Loss applicable to common shares was $189,478 for the three months ended September 30, 2015 compared to $72,870 for the three months ended September 30, 2014. The change is primarily related to increased operating expenses. Loss applicable to common shares was $11,950 for the nine months ended September 30, 2015 compared to $7,140 for the nine months ended September 30, 2014.

Common Shares

The following schedule represents our outstanding common stock during the period of 2015 through 2024 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at September 30, 2015, if each shareholder exercises his or her options, it would increase our common shares by 612,857 to 4,614,175 by December 31, 2024. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2015	40,000	4,041,318	$4.00
2016	31,000	4,072,318	$3.25
2018	5,000	4,077,318	$3.10
2019	364,500	4,441,818	$6.00
2024	172,357	4,614,175	$0.84

Liquidity and Capital Resources

Cash

Cash on hand was $1,105,351 as of September 30, 2015, compared to $1,011,956 at December 31, 2014, an increase of $93,395, or 9.2%. We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through September 30, 2016.

Working Capital

At September 30, 2015 working capital was $1,082,263 compared to $889,649 at December 31, 2014, an increase of $192,614 or 21.7%. As discussed below cash increased approximately $93,000 during the nine months ended September 30, 2015. Accounts receivable decreased approximately $122,000. Inventories decreased approximately $527,000 and customer deposits decreased approximately $561,000 due to orders shipped during the first nine months of 2015. During the second quarter of 2015 we removed certain slow moving inventory items recognizing a corresponding decrease in our inventory reserve and no net effect on total inventory. Accounts payable decreased approximately $123,000. Current debt obligations decreased approximately $95,000 during the first nine months of 2015.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from Operations

Net cash provided by operating activities was approximately $508,000 for the nine months ended September 30, 2015 and approximately $746,000 for the nine months ended September 30, 2014. In addition to the changes in various current assets and liabilities mentioned above, non-cash expenses for depreciation, accretion and amortization decreased to approximately $337,000 during the first nine months of 2015 from $392,000 during 2014, a decrease of approximately 14.0%. Included in expenses were non cash stock based compensation costs of approximately $161,000 for the nine months ended September 30, 2015 and $129,000 for the nine months ended September 30, 2014.

Cash from Investing Activities

Cash of approximately $35,000 and $41,000 was used for investing activities during the nine months ended September 30, 2015 and 2014, respectively.

Cash from Financing Activities

Cash of approximately $355,000 and $282,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the nine months ended September 30, 2015 and 2014, respectively. We paid $24,152 for cumulative dividends on preferred stock during 2015. We incurred new capital lease obligations of approximately $396,000 during the first nine months of 2014. The need for the additional equipment in 2014 was to support increasing sales in our core photonics market.

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

Debt Outstanding

Total debt outstanding decreased during the first nine months of 2015 from approximately $1,394,000 to approximately $1,038,000, or 26%.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through September 30, 2016.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2015 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6. Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6. Exhibits (continued)

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.5	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2013).

10.6	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10.7	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10.8	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated November 2, 2015, entitled “SCI Engineered Materials, Inc. Reports Third Quarter 2015 Results.”

Item 6. Exhibits (continued)

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (iv) Notes to Financial Statements.

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: November 2, 2015	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)