Form 10-K
period 2015-12-31
SCI Engineered Materials, Inc.
filed 2016-02-09
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $3,845,932 on June 30, 2015. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 4,017,711 shares of the Registrant’s Common Stock outstanding on January 31, 2016.

Documents Incorporated By Reference

Portions of our Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

Introduction

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  We are focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass, Thin Film Battery and Transparent Electronics).  Substantially all of our revenues were generated from customers with multi-national operations.  We have made a considerable resource investment in the Thin Film Solar industry and a few customers have adopted our products.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy. Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

History of the Company

The late Dr. Edward Funk, Sc.D., and his late wife Ingeborg founded SCI in 1987. Dr. Funk, formerly a Professor of Metallurgy at The Ohio State University and a successful entrepreneur, envisioned significant market potential for the newly discovered High Temperature Superconductivity (“HTS”) material YBCO (Tc of 90o K). Our first product was a 99.999% pure, co-precipitated YBCO 1-2-3 powder. Over the years we expanded our product line by adding other High Tc Powders, sintered shapes, single crystal substrates, and non-superconducting sputtering targets. At this time we are not pursuing this market but these early years of development is the foundation from which our material science experience is built.

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

For nearly three decades we have been developing considerable expertise in the development and manufacturing ramp-up of novel materials, such as Transparent Conductive Oxides for Thin Film Solar applications and targets for thin film batteries. Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions. We actively seek to partner with organizations to provide solutions for difficult material challenges.

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

We have developed products for the Thin Film Solar (“TFS”) market. We are well positioned in the TFS area having supplied materials to that market for over fifteen years from the early stages of TFS development. We continue to increase our visibility in the global arena by attending various trade shows targeted at the solar market. We have added exclusive representatives for Korea, China, Taiwan and Japan. Market expansion is expected to continue in 2016 and we are poised to benefit, with minimal capital additions, as TFS grows. We see increased opportunities in both domestic and foreign markets.

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

Thin Film Battery is a developing market where manufacturers of batteries use our lithium cobalt oxide (LiCoO2) targets as a key element to produce power supplies with small quantities of stored energy. A typical Thin Film Battery would be produced via PVD with five or more thin layers. These batteries are often one centimeter square but only 15 microns thick. Following several years of industry developments, some Thin Film Battery customers announced their batteries are commercially available. Our customers anticipate the unique properties of these batteries could be used in applications in wearable electronic devices, integrated circuits, RFID, smart cards, hand held and flexible electronics and many other applications.

We continue to invest in developing new products for all current markets which include accelerating time to market.

For the year ended December 31, 2015, we had total revenue of $8,048,635. This was a decrease of $1,206,468, or 13.0% when compared to 2014. The reduction in revenue was caused by lower commodity pricing and volume of a high priced raw material. Revenue in our thin film solar market grew due to increased volume from customer demand.

Our largest customer represented approximately 65% of total revenues in 2015 and 47% in 2014.

Marketing and Sales

Europe and Asia, as well as the Americas, have high demand for sputtering targets. We continue to expand our global marketing reach. We have a manufacturer’s representative in the Korean market and the Taiwan and China markets. We also have a distributor for Japan. We use various distribution channels to reach end user markets, including direct sales by our employees, independent manufacturers’ representatives in the United States, and independent distributors and manufacturers’ representatives for international markets. Also, the internet provides tremendous reach for new customers to be able to identify us as a source of their product needs. We have an operating website, www.sciengineeredmaterials.com, which includes online product inquiry capabilities and additional product information.

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

Suppliers

Principal suppliers in 2015 were Six Nine Metals, 5N Plus, and Johnson Matthey. In every case, we have established alternate vendors that can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Research and Development

We are developing sputtering targets for transparent electronic applications, which could be used to produce transparent thin film transistors via PVD processing. We have ongoing development for product improvements and new Transparent Conductive Oxide (TCO) for Thin Film Solar and wide area glass coating applications. Much of the development for these new products is based on doping zinc oxide (ZnO). We have developed considerable expertize working with ZnO from our AZO development. We are also developing a dielectric material for Semiconductor applications and an aluminum composite for a decorative coating. We focus our research and development efforts in areas that build on our core competencies.

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

New Product Initiatives

We developed, produced and sold prototypes and innovative evaluation targets for glass coating applications and successful testing of our materials was completed. We anticipate commercializing this product in 2016.

We continue to develop TCO target materials for the Thin Film Solar market in partnership with both original equipment manufacturers and Thin Film Solar Cell panel fabricators.  A combination of the Third Frontier Programs and loans provided by the Ohio Department of Development and the Ohio Air Quality Development Authority have enabled us to accelerate both our development of new products and expanding our manufacturing capacity to meet demands in an evolving marketplace.

During 2015 we expanded our research team by adding a PhD with years of experience in the display field. We are exploring opportunities in material systems utilizing zinc oxide and tin oxide doped with various materials for applications in displays and memory. There is considerable research being conducted to identify new and improved metal oxide thin film transistors (MOTFT) at the corporate and university level. These materials are a good fit with our core competencies. In addition, some of the MOTFT use the same base materials as our TCOs. Certain of the MOTFT materials could use similar or the same equipment as has been acquired for the manufacture of TCO products. We are continuing to develop additional contacts in R&D departments of several companies and at Universities focused on these areas of research.

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

During April 2015, the Board of Directors voted to acquire the rights to a provisional patent owned by one of the directors for technology related to the application of Zinc Oxide based Transparent Conductive Oxide in Displays and the value thereof. The Board approved a motion to acquire the rights to the provisional patent and any subsequent patents for this technology.

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

Employees

We had 24 full-time employees as of December 31, 2015. One of these employees holds a PhD in Material Science and another holds a PhD in Physics. One of these individuals has expertise in application for the Display market. We have never experienced a work stoppage and consider our relations with employees to be good. The employees do not have a bargaining unit.

Environmental Matters

We handle all materials according to Federal, State and Local environmental regulations and include Material Safety Data Sheets (MSDS) with all shipments to customers.  We maintain a collection of MSDS sheets for all raw materials used in the manufacture of products and maintenance of equipment and insure that all personnel follow the handling instructions contained in the MSDS for each material.  We contract with a reputable fully permitted hazardous waste disposal company to dispose of the small amount of hazardous waste generated.

Collections and Write-offs

We collected receivables in an average of 25 days in 2015. We have occasionally been forced to write-off negligible amount of accounts receivable as uncollectible. During 2015 we wrote off a receivable of approximately $11,000. We consider credit management critical to our success.

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

Our success depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. The loss of services of one of our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel could have a material adverse effect on our business, operating results and financial condition. Dan Rooney, our chief executive officer has an employment agreement with the Company that contains non-competition provisions as well as severance payments.  All other key management personnel have entered into non-competition agreements with the Company. Although we have been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that we will be able to do so in the future.

We have a history of operating losses and may incur losses in the future.

For the year ended December 31, 2015, we had a loss from operations of $91,901 compared to $150,813 for the year ended December 31, 2014. We provide no assurances that we will be able to operate profitably in the future. Operating expenses were $2,190,435 and $1,999,931 during 2015 and 2014, respectively. This was an increase of $190,504, or 9.5%. Included in this increase was higher research and development expense of $131,584 which represented 69.1% of the operating expense increase. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems within the thin film solar industry. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research & development expense.

During the second half of 2014, we incurred expenses of approximately $140,000 related to write offs of account receivables and inventory in the solar and glass markets.  To reduce our risk, for the next few periods and perhaps longer, we are requiring prepayment before supplying products to the solar market.

As of December 31, 2015, we had an accumulated deficit of approximately $9,755,000. Management’s plans with respect to the objective of improving liquidity and profitability in future years include continuing to expand our business into new and current markets for our products, developing new products and increasing our revenue and presence in those markets. Management believes the actions that began during 2014 and 2015 provide the opportunity for improved liquidity and profitability. However, no assurances are made that such actions will result in sustained profitability.

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

During 2015 we were granted a federal trademark for “the Science of Engineered Materials”.

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

To date, there has been no widespread commercial use of HTS products. Additionally, the market for the Thin Film Battery materials is still in its early stages. At present, we have customers for the materials we produce for Thin Film Batteries.  Since we have begun producing materials for the Thin Film Battery market, we have experienced no problems securing the supplies needed to produce the materials.  We do not anticipate supply problems in the near future.  However, changes in production methods and advancing technologies could render our current products obsolete and new production protocols may require supplies that are less available in the marketplace, which may cause a slowing or complete halt to production as well as expanding costs which we may or may not be able to pass on to our customers. Some of our materials are in early stages of development for Thin Film Solar (TFS) applications. The TFS market is expected to grow during the next several years.

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

The Thin Film Solar energy market that we supply is at a relatively early stage of development, and the extent to which thin film solar modules will be widely adopted is uncertain. Although the industry has experienced rapid growth, overcapacity in the market created difficulties for some of our current and potential customers in the Thin Film Solar industry. Adoption of our products by parts of this market is important to our long term growth. If the technology proves unsuitable for widespread adoption at economically attractive rates of return or if demand for Thin Film Solar modules fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business or generate sufficient sales to achieve profitability.

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

These requirements may place a strain on our systems and resources in the future and may require us to hire additional accounting and financial staff with the appropriate public company experience and technical accounting knowledge. In addition, the failure to maintain such internal controls could result in us being unable to provide timely and reliable financial information which could potentially subject us to sanctions or investigations by the Securities and Exchange Commission or events could have an adverse effect on our business, financial condition or results of operations. Although we have taken steps to maintain our internal control structure as required by the Exchange Act and the Sarbanes-Oxley Act, we cannot provide any assurances that control deficiencies will not occur in the future.

Our Articles of Incorporation authorize us to issue additional shares of stock.

We are authorized to issue up to 15,000,000 shares of common stock, which may be issued by our board of directors for such consideration, as they may consider sufficient without seeking shareholder approval. As of December 31, 2015, we had 4,016,508 shares outstanding and 325,621 shares underlying options that are currently exercisable resulting in 10,657,871 shares of common stock available for issue. The issuance of additional shares of common stock in the future may reduce the proportionate ownership and voting power of current shareholders.

Our Articles of Incorporation authorize us to issue up to 260,000 shares of preferred stock. The issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control. As of December 31, 2015, we had 24,152 shares of Series B Preferred Stock issued and outstanding.

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

The following table sets forth for the periods indicated the high and low bid quotations for our common stock.

	High	Low

Fiscal 2014

Quarter Ended March 31, 2014	$3.50	$0.86
Quarter Ended June 30, 2014	1.25	1.00
Quarter Ended September 30, 2014	1.20	0.88
Quarter Ended December 31, 2014	1.46	0.84

Fiscal 2015

Quarter Ended March 31, 2015	$1.20	$0.85
Quarter Ended June 30, 2015	1.32	1.05
Quarter Ended September 30, 2015	1.25	0.92
Quarter Ended December 31, 2015	1.15	0.86

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

Holders of Record

As of December 31, 2015, there were approximately 270 holders of record of our common stock and 4,016,508 shares outstanding. At December 31, 2015 there were approximately 40 holders of Series B Preferred stock and 24,152 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in the business.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2015, concerning shares of our common stock that may be issued upon the exercise of options and rights under our existing equity compensation plans and arrangements approved by our shareholders. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights, and the number of shares remaining available for future grants (excluding the shares to be issued upon exercise of outstanding options and other rights).

	Number of Securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	572,857	$4.27	277,143

Equity compensation plans approved by shareholders include our 2011 Stock Option Plan and 2006 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

Gross profit was $2,098,534 for the year ended December 31, 2015 compared to $1,849,118 for 2014. This was an increase of $249,416, or 13.5%. Gross profit increased due to increased volume in our thin film solar market and overall product mix. Total revenue decreased $1,206,468 during 2015 versus 2014 which was attributed to reductions on price and volume of a low margin commodity.

Operating expenses were $2,190,435 and $1,999,931 during 2015 and 2014, respectively. This was an increase of $190,504, or 9.5%. Included in this increase was higher research and development expense of $131,584 which represented 69.1% of the operating expense increase. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems within the thin film solar industry. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research & development expense.

Several new customers are currently conducting extensive product testing and qualification activities. We are optimistic this will result in increased orders. Late in 2014 we received new orders from Asia for approximately $400,000 of Transparent Conductive Oxide materials. The revenue was recognized during the first quarter of 2015. Subsequently, early in 2015, follow-on orders were received for more than $500,000 of the same materials. The revenue was recognized during the second and third quarters of 2015. Early in January 2016 we received a new order from another customer in Asia for over $460,000. These targets are expected to ship during 2016 and 2017. Our strategy implemented a few years ago to add manufacturing capacity and marketing support for thin film solar applications is beginning to show progress but orders may be cyclical for a few quarters as these customers bring their production on stream and begin selling their capacity.

Cash remained stable during 2015. As of December 31, 2015, cash on-hand was $997,170 compared to $1,011,956 at December 31, 2014. Net cash provided by operating activities was approximately $503,000 during 2015 compared to approximately $792,000 during 2014.

Results of Operations

Year 2015 As Compared to Year 2014

Revenue

We had total revenue of $8,048,635 during 2015 compared to $9,255,103 during 2014. This was a decrease of $1,206,468, or 13.0%. Total revenue decreased due to reduced price and volume of a low margin commodity material. Sales of this material has been inconsistent from year to year. Revenue in our thin film solar market grew approximately $1,000,000 due to increased volume from customer demand.

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

Gross Profit

Gross profit was $2,098,534 during 2015 compared to $1,849,118 during 2014. This was an increase of $249,416, or 13.5%. Gross profit increased due to increased volume in our thin film solar market and overall product mix despite a decrease in revenue due to reduced price and volume of a commodity material.

Gross profit was 26.1% of total revenue in 2015 compared to 20.0% in 2014.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2015 increased to $1,298,283 from $1,191,982 for the year ended December 31, 2014, or 8.9%. General and administrative expense during 2015 included higher travel expenses of approximately $37,000, non-cash stock based compensation expense of approximately $37,000 and compensation of approximately $26,000.

Professional Fees

Included in general and administrative expense was $197,699 and $205,112 for professional fees for the years ended December 31, 2015 and 2014, respectively. These expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations’ fees.

Research and Development Expense

Research and development expense for 2015 was $438,667 compared to $307,083 for 2014, an increase of 42.8%. The increase is primarily due to higher sponsored research expense of approximately $63,000 which begun late in 2014. We have a collaborative program with a university to evaluate our TCO materials in liquid crystal display applications. We review intangible assets for impairment whenever impairment indicators are present and, if necessary, an impairment loss is recorded for the excess of carrying value over fair value. As a result of this review, we recorded a non-cash patent impairment charge of approximately $8,000 during 2015.

We continue to invest in developing new products for all of our markets including transparent conductive oxide systems within the thin film solar industry. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research & development expense. Late in the second quarter of 2015 we hired a Product Development Engineer for our research team to focus on display applications. She has experience in display manufacturing as well as post-doctoral experience at two universities recognized for their expertise in display applications. The added direct expense will be partially offset by lower expenses from our university partner.

Marketing and Sales Expense

Marketing and sales expense for the year ended December 31, 2015 decreased 9.5% to $453,485 from $500,866 for the year ended December 31, 2014. The decrease was primarily related to lower compensation expense of approximately $90,000 and travel expense of approximately $54,000, partially offset by higher sales consultant and commission fees of approximately $100,000.

Stock Compensation Expense

Included in operating expenses were non cash stock based compensation costs of $214,057 and $172,673 for the years ended December 31, 2015 and 2014, respectively. The increase was the result of new directors that joined the Company during 2014 and an increase in the number of shares granted in 2015. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non cash stock based compensation expense related to operating expense was $350,404 as of December 31, 2015 to be recognized through 2019.

Interest

Interest was $56,698 and $66,933 for the years ended December 31, 2015 and 2014, respectively. The decrease was due to continued payments reducing principal balances.

Loss Applicable to Common Stock

Loss applicable to common stock was $173,449 for the year ended December 31, 2015 compared to a loss of $244,076 for the year ended December 31, 2014. The higher gross profit in 2015 primarily contributed to the improvement. We had $215,988 and $172,995 in non-cash stock compensation expenses during 2015 and 2014, respectively. These charges had a material effect on our Statement of Operations.

Common Stock

The following schedule represents our outstanding common stock during the period of 2016 through 2024 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at December 31, 2015, if each option holder exercises his or her options, it would increase our common shares by 572,857 to 4,589,365 by December 31, 2024. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options	Potential	Weighted
	due to	shares	Average
Year	expire	outstanding	Exercise Price
2016	31,000	4,047,508	$3.25
2018	5,000	4,052,508	$3.10
2019	364,500	4,417,008	$6.00
2024	172,357	4,589,365	$0.84

Liquidity and Capital Resources

Cash

As of December 31, 2015, cash on-hand was $997,170. Cash was $1,011,956 at December 31, 2014. Cash flow from operations was approximately $503,000 for the year ended December 31, 2015. We believe, based on forecasted sales and expenses, that cash flow from operations will be adequate to sustain operations at least through December 31, 2016.

Working Capital

At December 31, 2015 working capital was $1,010,517 compared to $889,649 at December 31, 2014, an increase of $120,868 or 13.6% from year end 2014. Cash decreased approximately $15,000 during the year ended December 31, 2015. Accounts receivable decreased approximately $166,000 and accounts payable decreased approximately $233,000. Inventories and customer deposits decreased approximately $1,100,000 due to orders shipped during 2015 as well as higher customer inventory levels late in 2015 versus late in 2014. Current capital lease obligations decreased by approximately $22,000 during 2015, while current notes payable decreased by approximately $91,000 due to a note’s final payment in 2015.

Cash from Operations

Net cash provided by operating activities was approximately $503,000 and $792,000 for the years ended December 31, 2015 and 2014, respectively. In addition to the changes in various current assets and liabilities mentioned above, non-cash expenses for depreciation, accretion and amortization decreased to approximately $448,000 during 2015 from $515,000 during 2014, a decrease of approximately 13.0%. Included in expenses were non cash stock based compensation costs of $215,988 and $172,995, for the years ended December 31, 2015 and 2014, respectively.

Cash from Investing Activities

Cash of approximately $49,000 and $58,000 was used for investing activities during the years ended December 31, 2015 and 2014 respectively.

Cash from Financing Activities

Cash of approximately $444,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during 2015. We paid $24,152 for cumulative dividends on preferred stock during 2015. Cash of approximately $345,000 was used in financing activities for the year ended December 31, 2014. Principal payments to third parties for capital lease obligations and notes payable approximated $396,000 during 2014 and proceeds from sale of common stock were $50,400. We incurred new capital lease obligations of approximately $396,000 during 2014.

Debt Outstanding

Total debt outstanding decreased during 2015 from approximately $1,394,000 to approximately $950,000, or 32%.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through December 31, 2016.  This forecast was based on current cash levels and debt obligations, and our best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and license useful lives, revenue recognition, tax valuation allowance, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Our balance sheets as of December 31, 2015 and 2014, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2015 and 2014, together with the Report of Independent Registered Public Accounting Firm thereon appear beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of December 31, 2015, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for all periods presented.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. The matter involving internal controls over financial reporting that management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board (PCAOB) was insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

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

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2016 Annual Meeting of Shareholders scheduled to be held on June 9, 2016, and is incorporated herein by reference.

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

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2016 Annual Meeting of Shareholders scheduled to be held on June 9, 2016, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2016 Annual Meeting of Shareholders scheduled to be held on June 9, 2016, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our proxy statement relating to our 2016 Annual Meeting of Shareholders scheduled to be held on June 9, 2016, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Independent Public Accounting Firms for the year ended December 31, 2015” in our proxy statement relating to our 2016 Annual Meeting of Shareholders scheduled to be held on June 9, 2016, and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit	Exhibit
Number	Description

3(a)	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4(c)	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4(d)	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(e)	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(f)	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

10(a)	Employment Agreement entered into as of February 26, 2002, between Daniel Rooney and the Company (Incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(b)	Business Loan Agreement between the Company and The Huntington National Bank, dated as of January 13, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 23, 2009).

10(c)	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 26, 2012).

10(d)	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 9, 2012).

10(e)	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10(f)	Description of resolution to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10(g)	Description of Business Loan Agreement between the Company and The Huntington National Bank, dated as of October 15, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10(h)	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Department of Development (Incorporated by reference to the Company’s Current Report on Form 10-K, dated March 19, 2013).

10(i)	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10(j)		Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10(k)		Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

10(l)		Description of notice of transfer of common stock (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 28, 2015).

14(a)		SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com)

23	*	Consent of Independent Registered Public Accounting Firm

24	*	Powers of Attorney.

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated February 9, 2016, entitled “SCI Engineered Materials, Inc., Reports 2015 Fourth Quarter and Full-Year Results.”

101	*	The Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014 (ii) Consolidated Statements of Operations for the year ended December 31, 2015 and 2014, (iii) Consolidated Statement of Changes in Equity for the years ended December 31, 2015 and December 2014, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2015 and 2014, and (v) Notes to Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: February 9, 2016	By:	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of February 2016.

Signature	Title

/s/ Daniel Rooney	Chairman of the Board of Directors, President, and
Daniel Rooney	Chief Executive Officer
(principal executive officer)

/s/ Gerald S. Blaskie	Vice President and Chief Financial Officer
Gerald S. Blaskie	(principal financial officer and principal accounting officer)

Laura F. Shunk*	Director
Laura F. Shunk

Edward W. Ungar*	Director
Edward W. Ungar

Robert H. Peitz*	Director
Robert H. Peitz

Emily Lu*	Director
Emily Lu

*By:	/s/ Daniel Rooney
Daniel Rooney, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SCI Engineered Materials, Inc.

Columbus, Ohio

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

GBQ Partners LLC
Columbus, Ohio
February 9, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

ASSETS

	2015	2014

Current Assets
Cash	$997,170	$1,011,956
Accounts receivable
Trade, less allowance for doubtful accounts of $26,000 and $15,000, respectively	299,871	457,642
Other	2,641	10,710
Inventories	573,114	1,678,609
Prepaid expenses	70,740	89,467
Total current assets	1,943,536	3,248,384

Property and Equipment, at cost
Machinery and equipment	7,506,574	7,478,909
Furniture and fixtures	154,245	139,110
Leasehold improvements	329,904	326,745
Construction in progress	-	1,815
	7,990,723	7,946,579
Less accumulated depreciation and amortization	(5,642,619)	(5,205,675)
	2,348,104	2,740,904

Other Assets
Deposits	16,487	18,532
Deferred financing fees	10,226	19,665
Intangibles	34,935	9,229
Total other assets	61,648	47,426

TOTAL ASSETS	$4,353,288	$6,036,714

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS (continued)

DECEMBER 31, 2015 AND 2014

LIABILITIES AND SHAREHOLDERS' EQUITY

	2015	2014

Current Liabilities
Capital lease obligations, current portion	$123,960	$145,896
Notes payable, current portion	206,767	298,209
Accounts payable	191,475	424,539
Customer deposits	155,800	1,281,573
Accrued compensation	114,900	93,392
Accrued expenses and other	140,117	115,126
Total current liabilities	933,019	2,358,735

Capital lease obligations, net of current portion	215,231	339,191
Notes payable, net of current portion	403,739	610,568
Total liabilities	1,551,989	3,308,494

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	466,134	466,134
Common stock, no par value, authorized 15,000,000 shares; 4,016,508 and 3,935,398 shares issued and outstanding, respectively	9,993,027	9,907,990
Additional paid-in capital	2,097,599	1,960,260
Accumulated deficit	(9,755,461)	(9,606,164)
Total shareholders' equity	2,801,299	2,728,220

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,353,288	$6,036,714

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Total revenue	$8,048,635	$9,255,103

Total cost of revenue	5,950,101	7,405,985

Gross profit	2,098,534	1,849,118

General and administrative expense	1,298,283	1,191,982

Research and development expense	438,667	307,083

Marketing and sales expense	453,485	500,866

Loss from operations	(91,901)	(150,813)

Interest, net	(56,698)	(66,933)
Loss on disposal of equipment	(698)	(2,709)
Other expense	(57,396)	(69,642)

Loss before income taxes	(149,297)	(220,455)

Income tax benefit	-	531

Net loss	(149,297)	(219,924)

Dividends on preferred stock	(24,152)	(24,152)

LOSS APPLICABLE TO COMMON STOCK	$(173,449)	$(244,076)

Earnings per share - basic and diluted
(Note 6)

Loss per common share
Basic	$(0.04)	$(0.06)
Diluted	$(0.04)	$(0.06)

Weighted average shares outstanding
Basic	3,980,670	3,873,986
Diluted	3,980,670	3,873,986

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 1/1/14	$441,982	$9,833,620	$1,835,387	$(9,386,240)	$2,724,749

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2J)	-	-	149,025	-	149,025

Common stock issued (Note 6)	-	74,370	-	-	74,370

Net loss	-	-	-	(219,924)	(219,924)

Balance 12/31/14	$466,134	$9,907,990	$1,960,260	$(9,606,164)	$2,728,220

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2J)	-	-	161,491	-	161,491

Payment of cumulative dividends (Note 6)	(24,152)	-	-	-	(24,152)

Common stock issued (Note 6)	-	85,037	-	-	85,037

Net loss	-	-	-	(149,297)	(149,297)

Balance 12/31/15	$466,134	$9,993,027	$2,097,599	$(9,755,461)	$2,801,299

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,297)	$(219,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion	446,254	512,968
Amortization	1,372	1,830
Stock based compensation	215,988	172,995
Loss on disposal of equipment	698	2,709
Patent impairment	7,857	-
Inventory reserve	(136,156)	56,563
Change in allowance for doubtful accounts	11,318	-
Changes in operating assets and liabilities:
Accounts receivable	154,522	165,725
Inventories	1,241,650	(25,433)
Prepaid expenses	18,727	(33,169)
Other assets	7,088	6,552
Accounts payable	(233,063)	(31,572)
Accrued expenses and customer deposits	(1,084,374)	182,750
Net cash provided by operating activities	502,584	791,994

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	-	1,750
Purchases of property and equipment	(49,051)	(59,399)
Net cash used in investing activities	(49,051)	(57,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	50,400
Principal payments on capital lease obligations and notes payable	(444,167)	(395,516)
Payment of cumulative dividends on preferred stock	(24,152)	-
Net cash used in financing activities	(468,319)	(345,116)

NET (DECREASE) INCREASE IN CASH	$(14,786)	$389,229

CASH - Beginning of year	1,011,956	622,727

CASH - End of year	$997,170	$1,011,956

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$58,203	$67,869

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by capital lease	$-	$396,165
Provisional patent acquired by common stock exchange	30,540	-
Increase in asset retirement obligation	5,100	10,200

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

The Company’s two largest customers accounted for 65% and 11% of total revenue in 2015. These two customers represented 40% of the accounts receivable trade balance at December 31, 2015. The Company expects to collect all outstanding accounts receivables as of December 31, 2015 from these customers.

The Company’s two largest customers accounted for 47% and 32% of total revenue in 2014. These two customers represented 42% of the accounts receivable trade balance at December 31, 2014. The Company subsequently collected all outstanding accounts receivables as of December 31, 2014 from these customers.

D.           Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements which require payment within 30 days. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was approximately $26,000 and $15,000 as of December 31, 2015 and 2014, respectively. This estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. Specific accounts are charged directly to the reserve or bad debt expense when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. Bad debt expense was $11,318 and $17,256 during 2015 and 2014, respectively.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

E.           Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory, lower of cost or market, and excess inventory quantities based on management’s estimate of net realizable value. The Company had an inventory reserve of $55,270 at December 31, 2015, and $191,426 at December 31, 2014. During 2015 the Company removed certain slow moving inventory items recognizing a corresponding decrease in its inventory reserve and no net effect on total inventory.

F.           Property and Equipment - Property and equipment are carried at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets. Useful lives range from three years on computer equipment to sixteen years on certain equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense totaled $441,154 and $502,768 for the years ended December 31, 2015 and 2014, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. There was no property and equipment considered impaired during 2015 or 2014.

G.           Deferred Financing Costs - Deferred financing costs are amortized over the term of the related debt using the straight-line method, the result of which is not materially different from the use of the interest method.  Deferred financing costs were $19,665 and $29,104 at December 31, 2015 and 2014, respectively.  The related amortization of these costs for the years ended December 31, 2015 and 2014 was $9,439 and is included in interest expense on the statements of operations.

H.           Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present. If necessary, an impairment loss is recorded for the excess of carrying value over fair value. As a result of this review, we recorded a non-cash patent impairment charge for the remaining book value for two patents of approximately $8,000 during 2015. There were no intangible assets considered impaired during 2014.

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

Costs incurred to secure patents have been capitalized and amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2015 were $34,936 and $0, respectively. Cost and accumulated amortization of the patents at December 31, 2014 were $36,473 and $27,244 respectively. Amortization expense was approximately $1,372 and $1,830 for the years ended December 31, 2015 and 2014, respectively. Amortization expense is expected to be $0 until the provisional patent acquired during 2015 is approved.

I. Revenue Recognition - Revenue from product sales is recognized based on shipping terms and upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

J.           Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Non cash stock based compensation expense was $215,988 and $172,995 for the years ended December 31, 2015 and 2014, respectively. Non cash stock based compensation expense includes $54,497 and $23,970 for stock grants awarded to the non-employee board members during 2015 and 2014, respectively. Unrecognized compensation expense was $350,404 as of December 31, 2015 and will be recognized through 2019. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

K.          Research and Development - Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 2015 and 2014 was $438,667 and $307,083, respectively. The Company continues to invest in developing new products for all of the Company’s markets including transparent conductive oxide systems within the thin film solar industry. The Company also has ongoing development efforts with its thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research & development expense.

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

N.           New Accounting Pronouncements –

Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, Revenue Recognition, and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standards in order to reconcile previously differing treatment between United States practices and those of the rest of the world and enhance disclosures related to disaggregated revenue information. In August 2015, the FASB deferred the effective date of the new guidance by one year, such that the updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company will continue its study of the implications of this statement to evaluate the expected impact on its financial statements.

Simplifying the Presentation of Debt Issuance Costs – In April 2015, the FASB issued guidance creating ASC Subtopic 835-30, Interest--Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The update modifies the presentation of costs of debt issuance as a direct reduction to the face amount of the related reported debt. The updated guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption allowed. The Company is evaluating the impact of the standard on the financial statements.

Inventory Measurement – In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on the financial statements.

Note 3.	Inventories

Inventories consist of the following at December 31:

	2015	2014
Raw materials	$202,617	$814,307
Work-in-process	366,114	842,760
Finished goods	59,653	212,968
	628,384	1,870,035
Reserve for obsolete inventory	(55,270)	(191,426)

	$573,114	$1,678,609

During 2015 the Company removed certain slow moving inventory items recognizing a corresponding decrease in its inventory reserve and no net effect on total inventory.

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

The interest rate on the Note was 5% at December 31, 2015 and 2014. As of December 31, 2015 there was an outstanding balance of $30,283. The Company expects to maintain compliance with all covenants of this Note through the remainder of the Note.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.	Notes Payable (continued)

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. On August 13, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of $1,656 were paid monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $10,500, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of December 31, 2015 there was an outstanding balance of $402,914 on this loan. This loan is also subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. The Company expects to maintain compliance with all covenants of this loan through at least December 31, 2016.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). On December 20, 2013, OAQDA and the Company signed a Fourth Amendment to the Loan Documents and agreed to a modification to the payment schedule. Interest and servicing payments of $2,121 were payable quarterly from October 2013 through March 2014. Beginning in June 2014, quarterly payments of approximately $17,300, including principal, interest at 3% and servicing fees are due through December 2017. A final payment of approximately $50,400 is due February 2018. This loan is also subject to certain covenants, including job creation. Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement. The Company expects to maintain compliance with all covenants of this loan at least through December 31, 2016. The loan is collateralized by the related project equipment. As of December 31, 2015 there was an outstanding balance of $177,309 on this loan.

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODSA agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants. The Company expects to maintain compliance with all covenants of these loans through at least December 31, 2016.

During 2015, the Company made a final payment and paid a 166 Direct Loan in full. During 2006, the Company was approved for this 166 Direct Loan from the Ohio Department of Development, now known as the ODSA, in the amount of $400,000. These funds were received in July of 2008 and were used for the purchase of production equipment and to reduce the Company’s capital lease obligations on certain equipment. The term of the loan was 84 months at a fixed interest rate of 3%. There was also a 0.25% annual servicing fee charged monthly on the outstanding principal balance.

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

Notes payable at December 31 is included in the accompanying balance sheets as follows:

	2015	2014
Huntington National Bank	$30,283	$73,764
ODSA 166 Direct Loan	402,914	513,246
OAQDA 166 Direct Loan	177,309	238,256
ODSA 166 Direct Loan	-	83,511
Total notes payable	610,506	908,777
Less current portion	206,767	298,209
Notes payable, net of current portion	$403,739	$610,568

Annual maturities of notes payable, for the next five years, are as follows:

2016	$206,767
2017	181,847
2018	221,892
2019	-
2020	-

Note 5.	Lease Obligations

Operating

The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring at various dates through 2024. Rent expense, which includes various monthly rentals for the years ended December 31, 2015 and 2014 totaled $154,678 and $166,641, respectively. Future minimum lease payments at December 31, 2015 are as follows:

2016	$102,326
2017	104,292
2018	106,539
2019	107,410
2020 and beyond	548,200
Total minimum lease payments	$968,767

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.	Lease Obligations (continued)

Capital

The Company also leases certain equipment under capital leases. Future minimum lease payments, by year, with the present value of such payments, as of December 31, 2015 are shown in the following table.

2016	$138,466
2017	103,355
2018	86,122
2019	39,513
2020	-
Total minimum lease payments	367,456
Less amount representing interest	28,265
Present value of minimum lease payments	339,191
Less current portion	123,960
Capital lease obligations, net of current portion	$215,231

The equipment under capital lease at December 31 is included in the accompanying balance sheets as follows:

	2015	2014
Machinery and equipment	$667,504	$881,538
Less accumulated depreciation and amortization	164,260	258,035
Net book value	$503,244	$623,503

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense.

The capital leases are structured such that ownership of the leased asset reverts to the Company at the end of the lease term. Accordingly, leased assets are depreciated using the Company's normal depreciation methods and lives.  In 2015, ownership of certain assets were transferred to the Company in accordance with the terms of the leases and these assets have been excluded from the leased asset disclosure above.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.	Common and Preferred Stock

Common Stock

During 2015, the non-employee board members received compensation of 51,110 shares of common stock of the Company. The increased shares were the result of new directors that joined the Company during 2014 and an increase in number of shares granted on a quarterly basis in 2015. The stock had an aggregate value of $54,497 and was recorded as non-cash stock compensation expense in the financial statements.

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

During 2014, the non-employee board members received 22,500 shares of common stock of the Company with an aggregate value of $23,970. This was recorded as non-cash stock compensation expense in the financial statements. Also during 2014, through a subscription agreement, a non-employee director purchased 60,000 shares of common stock of the Company with a value of $50,400.

Preferred Stock

Shares of preferred stock authorized and outstanding at December 31, 2015 and 2014 were as follows:

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

On December 9, 2015, the Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2015. On December 10, 2014, the Board of Directors voted to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2014. The payment of approximately $24,000 was paid during June 2015.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.	Common and Preferred Stock (continued)

The Company had accrued dividends of $217,368 at December 31, 2015 and 2014. These amounts were included in convertible preferred stock, Series B on the balance sheet at December 31, 2015 and 2014.

Earnings Per Share

Basic income (loss) per share is calculated as income available (loss attributable) to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available (loss attributable) to common stockholders divided by the diluted weighted average number of common shares outstanding. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the years ended December 31, 2015 and 2014, all convertible and preferred stock and common stock options listed in Note 7 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive.

Following is a summary of employee and director outstanding stock options outstanding and preferred stock, Series B at December 31.

	2015	2014
Options	572,857	703,857
Preferred Stock, Series B	24,152	24,152
	597,009	728,009

The following is provided to reconcile the earnings per share calculations:

	2015	2014
Loss applicable to common stock	$(173,449)	$(244,076)
Weighted average common shares outstanding - basic	3,980,670	3,873,986
Effect of dilutions - stock options	-	-
Weighted average shares outstanding - diluted	3,980,670	3,873,986

Note 7.	Stock Option Plans

On June 10, 2011, shareholders approved the SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company adopted the 2011 Plan as incentive to key employees, directors and consultants under which options to purchase up to 250,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2015 there were no stock options outstanding from the 2011 Plan.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans (continued)

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan. The Company adopted the 2006 Plan as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2015 there were 572,857 stock options outstanding from the 2006 Plan which expire at various dates through November 2024.

The cumulative status at December 31, 2015 and 2014 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (yrs)	Value
Outstanding at January 1, 2014	486,500	$5.20
Granted	172,357	0.84
Expired	(55,000)	2.78
Outstanding at December 31, 2014	603,857	$4.18
Forfeited	(1,000)	3.10
Expired	(30,000)	2.40
Outstanding at December 31, 2015	572,857	$4.27	4.6	$-
Options exercisable at December 31, 2014	285,700	$5.26	3.3	$-
Options exercisable at December 31, 2015	325,621	$5.15	3.4	$-
Options expected to vest	247,236	$3.12	6.3	$-

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans (continued)

Non-Employee Director Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (yrs)	Value
Outstanding at January 1, 2014	220,000	$4.26
Expired	(120,000)	5.15
Outstanding at December 31, 2014	100,000	$3.20
Expired	(100,000)	3.20
Outstanding at December 31, 2015	-	$-	-	$-
Options exercisable at December 31, 2014	100,000	$3.20	0.6	$-

There were no options exercisable at December 31, 2015.

Information related to the weighted average fair value of nonvested stock options for the year ended December 31, 2015 is as follows:

		Average
		Exercise
	Stock Options	Price
Employee Stock Options
Nonvested options at January 1, 2015	318,157	$3.20
Vested	(70,921)	3.49
Nonvested options at December 31, 2015	247,236	$3.12

Exercise prices range from $0.84 to $6.00 for options at December 31, 2015. The weighted average option price for all options outstanding was $4.27 with a weighted average remaining contractual life of 4.6 years at December 31, 2015. The weighted average option price for all options outstanding was $4.04 with a weighted average remaining contractual life of 4.7 years at December 31, 2014.

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

	2015	2014
Deferred tax assets
NOL carryforwards	$1,633,000	$1,505,000
General business credits carryforwards	198,000	186,000
Stock based compensation	80,000	80,000
UNICAP	41,000	79,000
Allowance for doubtful accounts	10,000	5,000
Reserve for obsolete inventories	20,000	69,000
Reserve for asset retirement	24,000	22,000
Property and equipment	(263,000)	(197,000)
	1,743,000	1,749,000
Valuation allowance	(1,743,000)	(1,749,000)
Net	$-	$-

A valuation allowance has been recorded against the realizability of the net deferred tax asset such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $1,743,000 and $1,749,000 at December 31, 2015 and 2014, respectively.

The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,700,000 and $4,300,000 at December 31, 2015 and 2014, respectively, which expire in varying amounts through 2035.

For the years ended December 31, 2015 and 2014, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2015	2014
Federal statutory rate	(35.0)%	(35.0)%
State/city tax	0.0	(0.3)
Non-deductible expense	38.4	24.2
Valuation allowance	(3.4)	11.3
Effective rate	0.0%	0.2%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.	Income Taxes (continued)

Components of income taxes are as follows:

	2015	2014
Current	$-	$(531)
Deferred:
NOL utilization/expiration	(128,000)	(129,000)
General business credits	(12,000)	13,000
Other temporary differences	146,000	54,000
Change in valuation allowance	(6,000)	62,000
Total	$-	$(531)

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

The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2015 and 2014.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2012 through 2014 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2014	$50,278

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	10,200
Balance at December 31, 2014	$60,478

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	5,100
Balance at December 31, 2015	$65,578

Note 11.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through December 31, 2016.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

