Form 10-Q
period 2016-03-31
SCI Engineered Materials, Inc.
filed 2016-05-03
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

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

4,033,292 shares of Common Stock, without par value, were outstanding at April 30, 2016.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

Page No.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements.	3

Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	3

Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (unaudited)	5

Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4. Controls and Procedures.	18

PART II. OTHER INFORMATION	20

Item 1. Legal Proceedings.	N/A

Item 1A. Risk Factors	N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3. Defaults Upon Senior Securities.	N/A

Item 4. Mine Safety Disclosures.	N/A

Item 5. Other Information.	N/A

Item 6. Exhibits.	20

Signatures.	22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2016	2015
	(UNAUDITED)
Current Assets
Cash	$874,117	$997,170
Accounts receivable, less allowance for doubtful accounts of $26,000	417,182	302,512
Inventories	760,205	573,114
Prepaid expenses	212,432	61,301
Total current assets	2,263,936	1,934,097

Property and Equipment, at cost
Machinery and equipment	7,503,481	7,506,574
Furniture and fixtures	154,246	154,245
Leasehold improvements	329,904	329,904
Construction in progress	6,703	-
	7,994,334	7,990,723
Less accumulated depreciation	(5,749,109)	(5,642,619)
	2,245,225	2,348,104

Other Assets
Deposits	21,943	16,487
Intangibles	34,936	34,935
Total other assets	56,879	51,422

TOTAL ASSETS	$4,566,040	$4,333,623

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2016	2015
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$113,097	$123,960
Notes payable, current portion	187,417	197,328
Accounts payable	378,786	191,475
Customer deposits	520,700	155,800
Accrued compensation	68,402	114,900
Accrued expenses and other	131,381	140,117
Total current liabilities	1,399,783	923,580

Capital lease obligations, net of current portion	191,354	215,231
Notes payable, net of current portion	350,921	393,513
Total liabilities	1,942,058	1,532,324

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	472,172	466,134
Common stock, no par value, authorized 15,000,000 shares; 4,032,023 and 4,016,508 shares issued and outstanding, respectively	10,006,227	9,993,027
Additional paid-in capital	2,131,933	2,097,599
Accumulated deficit	(9,986,350)	(9,755,461)
Total shareholders' equity	2,623,982	2,801,299

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,566,040	$4,333,623

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	2016	2015

Revenue	$1,374,812	$2,727,807

Cost of revenue	1,079,370	2,058,402

Gross profit	295,442	669,405

General and administrative expense	326,310	342,704

Research and development expense	80,076	97,643

Marketing and sales expense	109,010	110,304

(Loss) income from operations	(219,954)	118,754

Other expense
Interest, net	11,685	15,949
(Gain) loss on disposal of equipment	(750)	289
	10,935	16,238

(Loss) income before provision for income taxes	(230,889)	102,516

Income tax expense	-	-

Net (loss) income	(230,889)	102,516

Dividends on preferred stock	6,038	6,038

(LOSS) INCOME APPLICABLE TO COMMON STOCK	$(236,927)	$96,478

Earnings per share - basic and diluted
(Note 6)

(Loss) income per common share
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.02

Weighted average shares outstanding
Basic	4,024,254	3,940,261
Diluted	4,024,254	3,970,677

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(230,889)	$102,516
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and accretion	110,714	112,758
Amortization	2,360	2,817
Stock based compensation	53,572	52,152
(Gain) loss on disposal of equipment	(750)	289
Inventory reserve	6,000	12,000
Changes in operating assets and liabilities:
Accounts receivable	(114,670)	4,633
Inventories	(193,091)	601,523
Prepaid expenses	(151,131)	20,904
Other assets	(5,457)	-
Accounts payable	187,311	(110,643)
Accrued expenses and customer deposits	309,666	365
Net cash (used in) provided by operating activities	(26,365)	799,314

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	750	-
Purchases of property and equipment	(7,835)	(17,711)
Net cash used in investing activities	(7,085)	(17,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations and notes payable	(89,603)	(113,107)
Net cash used in financing activities	(89,603)	(113,107)

NET (DECREASE) INCREASE IN CASH	(123,053)	668,496

CASH - Beginning of period	997,170	1,011,956

CASH - End of period	$874,117	$1,680,452

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the periods for:
Interest	$11,844	$16,301

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES
Increase in asset retirement obligation	-	2,550

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2015. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In April 2015, the FASB issued guidance creating ASC Subtopic 835-30, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The update modifies the presentation of costs of debt issuance as a direct reduction to the face amount of the related reported debt. The updated guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption allowed. The Company has adopted this guidance effective with the interim period ended March 31, 2016. The guidance has been applied retrospectively to December 31, 2015. At December 31, 2015, $19,665 of debt issuance costs are presented on a net basis against notes payable in the accompanying balance sheet.

Note 3.	Common Stock and Stock Options

Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $53,572 and $52,152 for the three months ended March 31, 2016 and 2015, respectively. Unrecognized non cash stock compensation expense was $310,032 as of March 31, 2016 and will be recognized through 2019. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee board members received compensation of 15,515 and 10,842 aggregate shares of common stock of the Company during the three months ended March 31, 2016 and 2015, respectively. The stock had an aggregate value of $13,199 and $11,779 for the three months ended March 31, 2016 and 2015, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at March 31, 2016 and December 31, 2015, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2015	603,857	$4.18
Expired	(30,000)	2.40
Forfeited	(1,000)	3.10
Outstanding at December 31, 2015	572,857	$4.27
Outstanding at March 31, 2016	572,857	$4.27
Options exercisable at December 31, 2015	325,621	$5.15
Options exercisable at March 31, 2016	362,071	$5.23

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2015	100,000	$3.20
Expired	(100,000)	3.20
Outstanding at December 31, 2015	-	$-
Outstanding at March 31, 2016	-	$-

Exercise prices for options ranged from $0.84 to $6.00 at March 31, 2016. The weighted average option price for all options outstanding was $4.27 with a weighted average remaining contractual life of 4.4 years.

Note 4.	Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock were $6,038 for the three months ended March 31, 2016 and 2015. The Company had accrued dividends on Series B preferred stock of $223,406 and $217,368 at March 31, 2016 and December 31, 2015, respectively. These amounts are included in Convertible preferred stock, Series B on the balance sheet at March 31, 2016 and December 31, 2015.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.	Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2016	2015
	(unaudited)
Raw materials	$219,152	$202,617
Work-in-process	565,542	366,114
Finished goods	36,781	59,653
Inventory reserve	(61,270)	(55,270)
	$760,205	$573,114

Note 6.	Earnings Per Share

Basic income per share is calculated as income applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three months ended March 31, 2016 and 2015, all convertible preferred stock and common stock options listed in Note 3 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share. The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,
	2016	2015
(Loss) income applicable to common shares	$(236,927)	$96,478

Weighted average common shares outstanding – basic	4,024,254	3,940,261

Effect of dilutions	-	30,416

Weighted average shares outstanding – diluted	4,024,254	3,970,677

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable

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

The interest rate on the Note was 5% at March 31, 2016 and December 31, 2015. As of March 31, 2016 there was an outstanding balance of $19,047. The entire outstanding balance was paid during April 2016.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. On August 13, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of $1,656 were paid monthly from August 2013 through January 2014. Beginning in February 2014, monthly payments of approximately $10,500, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of March 31, 2016 there was an outstanding balance of $374,811 on this loan. Debt issuance costs of $7,026 are netted against this amount for presentation in the financial statements. This loan is also subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. The Company expects to maintain compliance with all covenants of this loan through at least March 31, 2017.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). On December 20, 2013, OAQDA and the Company signed a Fourth Amendment to the Loan Documents and agreed to a modification to the payment schedule. Interest and servicing payments of $2,121 were payable quarterly from October 2013 through March 2014. Beginning in June 2014, quarterly payments of approximately $17,300, including principal, interest at 3% and servicing fees are due through December 2017. A final payment of approximately $50,400 is due February 2018. This loan is also subject to certain covenants, including job creation. Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement. The loan is collateralized by the related project equipment. As of March 31, 2016 there was an outstanding balance of $161,785 on this loan. Debt issuance costs of $10,279 are netted against this amount for presentation in the financial statements.

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

The Company was in compliance with all covenants of these loans at March 31, 2016. It is possible that the Company may not be in compliance with all covenants in future periods. In the past the lenders have granted the Company a waiver or amendment when relief was sought. If non-compliance is possible the Company will seek a waiver or amendment.

Note 8.	Income Taxes

There was no federal, state and local income tax expense for the three months ended March 31, 2016 and 2015.

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at March 31, 2016 and December 31, 2015.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,700,000 which expire in varying amounts through 2035.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through March 31, 2017.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

Note 10.	Subsequent Event

As of March 31, 2016 there was an outstanding balance of $19,047 on a note payable to Huntington National Bank. The entire outstanding balance was paid during April 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2015.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations (continued)

Executive Summary

For the three months ended March 31, 2016, we had total revenue of $1,374,812. This was a decrease of $1,352,995, or 49.6%, compared to the three months ended March 31, 2015. Revenue decreased primarily due to reductions on price and volume of a low margin commodity. Also, volume was lower in our thin film solar market as orders continue to be cyclical.

Gross profit was $295,442 for the three months ended March 31, 2016 compared to $669,405 for the same three months in 2015. This was a decrease of $373,963, or 55.9%. Gross profit as a percentage of revenue was 21.5% for the first three months of 2016 compared to 24.5% for the same period in 2015.

Operating expenses were $515,396 and $550,651 for the three months ended March 31, 2016 and 2015, respectively. This was a decrease of $35,255, or 6.4%. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for the thin film solar and display markets. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve research and development expense.

For the three months ended March 31, 2016, we had net loss after income taxes of $230,889 compared to net income after taxes of $102,516 for the three months ended March 31, 2015.

Several new customers are currently conducting extensive product testing and qualification activities. We are optimistic this will result in increased orders. Through the first four months of 2016, we have received approximately $800,000 in new orders from customers for Transparent Conductive Oxide (TCO) materials. This amount is similar to the entire year of 2015. These targets are expected to begin shipping during the second half of 2016.

Late in 2014 we received new orders from Asia for approximately $400,000 of TCO materials. The revenue was recognized during the first quarter of 2015. Subsequently, early in 2015, follow-on orders were received for more than $500,000 of the same materials. The revenue was recognized during the second and third quarters of 2015.

Our strategy implemented a few years ago to add manufacturing capacity and marketing support for thin film solar applications has shown progress but orders continue to be cyclical as these customers bring their production on stream and begin selling their capacity.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 (unaudited) compared to three months ended March 31, 2015 (unaudited):

Revenue

For the three months ended March 31, 2016, we had total revenue of $1,374,812. This was a decrease of $1,352,995, or 49.6%, compared to the three months ended March 31, 2015. Revenue decreased primarily due to reductions on price and volume of a low margin commodity. The cost of this raw material was lower by approximately 51% during the first quarter of 2016 compared to the first quarter of 2015. Pricing of this material has fluctuated widely during the past several years but we expect this pricing to remain stable throughout 2016. Additionally, a major customer increased their inventory levels during the first quarter of 2015 and began reducing their inventory levels in the first quarter of 2016. We expect their order pattern to stabilize later this year. Also, volume was lower in our thin film solar market during the first quarter of 2016 versus the first quarter of 2015. Based on indications from customers and orders placed through the end of April 2016, we expect revenue to increase in this market during the second half of 2016.

Revenue from product sales is recognized based on shipping terms or upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations (continued)

Gross Profit

Gross profit was $295,442 for the three months ended March 31, 2016 compared to $669,405 for the same three months in 2015. This was a decrease of $373,963, or 55.9%. The decrease in gross profit was attributed to lower revenue. Gross profit as a percentage of revenue (gross margin) was 21.5% for the first three months of 2016 compared to 24.5% for the same period in 2015.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2016 decreased to $326,310 from $342,704 for the three months ended March 31, 2015, or 4.8%. The first quarter of 2016 included lower travel expenses of approximately $18,000.

Professional Fees

Included in general and administrative expense was $61,037 and $68,691 for professional fees for the three months ended March 31, 2016 and 2015, respectively. These continued expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended March 31, 2016 was $80,076 compared to $97,643 for the same period in 2015, a decrease of 18.0%. The decrease was primarily due to sponsored research which began in 2014 and concluded early in the first quarter of 2016. We had a collaborative program with a university to evaluate our TCO materials in liquid crystal display applications. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems within the thin film solar industry. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

Marketing and Sales Expense

Marketing and sales expense for the three months ended March 31, 2016 was $109,010 and $110,304 for the three months ended March 31, 2016 and 2015, respectively.

Stock Compensation Expense

Included in operating expenses were non-cash stock based compensation costs of $53,089 and $51,669 for the three months ended March 31, 2016 and 2015, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense related to operating expense was $310,032 as of March 31, 2016 and will be recognized through 2019.

Interest

Interest was $11,685 and $15,949 for the three months ended March 31, 2016 and 2015, respectively. The decrease was due to continued payments reducing principal balances.

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations (continued)

Loss/Income Applicable to Common Stock

Loss applicable to common stock for the three months ended March 31, 2016 was $236,927 compared to income applicable to common stock of $96,478 for the three months ended March 31, 2015. The change was due to the lower revenue and gross profit.

Common Stock

The following schedule represents our outstanding common stock during the period of 2015 through 2024 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at March 31, 2016, if each shareholder exercises his or her options, it would increase our common shares by 572,857 to 4,604,880 by December 31, 2024. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2016	31,000	4,063,023	$3.25
2018	5,000	4,068,023	$3.10
2019	364,500	4,432,523	$6.00
2024	172,357	4,604,880	$0.84

Liquidity and Capital Resources

Cash

As of March 31, 2016 cash on hand was $874,117. Cash on-hand was $997,170 at December 31, 2015. We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through March 31, 2017.

Working Capital

At March 31, 2016 working capital was $864,153 compared to $1,010,517 at December 31, 2015, a decrease of $146,364 or 14.5%. As discussed below, cash decreased approximately $123,000. Inventories and accounts payable each increased approximately $187,000, prepaid expenses by approximately $151,000 and customer deposits increased approximately $365,000 due to orders received during the first quarter of 2016. Accounts receivable increased approximately $115,000. Current debt obligations decreased approximately $21,000.

Cash from Operations

Net cash used in operating activities was approximately $26,000 for the three months ended March 31, 2016. Net cash provided by operating activities was approximately $799,000 for the three months ended March 31, 2015. In addition to the changes in various current assets and liabilities mentioned above, non-cash expenses for depreciation, accretion and amortization decreased approximately $2,500 during the first quarter of 2016 compared to the first quarter of 2015. Included in expenses were non cash stock based compensation costs of approximately $54,000 for the three months ended March 31, 2016 and $52,000 for the three months ended March 31, 2015.

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations (continued)

Cash from Investing Activities

Cash of approximately $7,000 was used in investing activities during the three months ended March 31, 2016, and approximately $18,000 was used during the three months ended March 31, 2015.

Cash from Financing Activities

Cash of approximately $90,000 and $113,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the three months ended March 31, 2016 and 2015, respectively.

Debt Outstanding

Total debt outstanding decreased from approximately $930,000 at December 31, 2015, to approximately $843,000 at March 31, 2016, or 9.4%. Debt issuance costs of $19,665 at December 31, 2015, and $17,305 at March 31, 2016 are netted for financial statement presentation. During the second quarter of 2016 we expect to close on a new capital lease obligation of approximately $145,000 upon receipt and installation of equipment.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through March 31, 2017.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation allowance, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2016, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on February 9, 2016 for the year ended December 31, 2015, relating to insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In order to remediate this weakness, we will need to hire additional employees. Although we will periodically reevaluate this situation, at this point we consider that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2016 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6.	Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6.	Exhibits (continued)

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.5	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2013).

10.6	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10.7	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10.8	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

10.9	Description of notice of transfer of common stock (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 28, 2015).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated May 3, 2016, entitled “SCI Engineered Materials, Inc. Reports First Quarter 2016 Results.”

Item 6.	Exhibits (continued)

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Financial Statements.*

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 3, 2016	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)