Form 10-Q
period 2016-06-30
SCI Engineered Materials, Inc.
filed 2016-07-28
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to  ___________

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

4,054,618 shares of Common Stock, without par value, were outstanding at July 22, 2016.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	3

Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (unaudited)	5

Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	N/A

Item 1A. Risk Factors	N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3. Defaults Upon Senior Securities	N/A

Item 4. Mine Safety Disclosures	N/A

Item 5. Other Information	N/A

Item 6. Exhibits	22

Signatures	24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(UNAUDITED)
ASSETS
Current Assets
Cash	$887,583	$997,170
Accounts receivable, less allowance for doubtful accounts of $26,000	287,353	302,512
Inventories	1,001,165	573,114
Prepaid expenses	62,026	61,301
Total current assets	2,238,127	1,934,097

Property and Equipment, at cost
Machinery and equipment	7,505,437	7,506,574
Furniture and fixtures	154,246	154,245
Leasehold improvements	329,904	329,904
Construction in progress	200,026	-
	8,189,613	7,990,723
Less accumulated depreciation	(5,858,601)	(5,642,619)
	2,331,012	2,348,104

Other Assets
Deposits	19,215	16,487
Intangibles	34,935	34,935
Total other assets	54,150	51,422

TOTAL ASSETS	$4,623,289	$4,333,623

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Capital lease obligations, current portion	$127,490	$123,960
Notes payable, current portion	169,706	197,328
Accounts payable	172,998	191,475
Customer deposits	851,575	155,800
Accrued compensation	74,467	114,900
Accrued expenses and other	131,964	140,117
Total current liabilities	1,528,200	923,580

Capital lease obligations, net of current portion	284,686	215,231
Notes payable, net of current portion	307,990	393,513
Total liabilities	2,120,876	1,532,324

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	478,210	466,134
Common stock, no par value, authorized 15,000,000 shares; 4,053,190 and 4,016,508 shares issued and outstanding, respectively	10,021,586	9,993,027
Additional paid-in capital	2,166,268	2,097,599
Accumulated deficit	(10,163,651)	(9,755,461)
	2,502,413	2,801,299

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,623,289	$4,333,623

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015

Revenue	$1,206,484	$2,228,686	$2,581,296	$4,956,493

Cost of revenue	886,138	1,591,999	1,965,508	3,650,401

Gross profit	320,346	636,687	615,788	1,306,092

General and administrative expense	307,199	316,739	632,759	659,732

Research and development expense	74,417	91,221	154,493	188,864

Marketing and sales expense	104,832	125,972	213,842	236,276

(Loss) income from operations	(166,102)	102,755	(385,306)	221,220

Interest	11,156	14,630	22,841	30,579

(Loss) income before provision for income taxes	(177,258)	88,125	(408,147)	190,641

Income tax expense	43	1,037	43	1,037

Net (loss) income	(177,301)	87,088	(408,190)	189,604

Dividends on preferred stock	6,038	6,038	12,076	12,076

(LOSS) INCOME APPLICABLE TO COMMON SHARES	$(183,339)	$81,050	$(420,266)	$177,528

Earnings per share - basic and diluted (Note 6)
(Loss) income per common share
Basic	$(0.05)	$0.02	$(0.10)	$0.04
Diluted	$(0.05)	$0.02	$(0.10)	$0.04

Weighted average shares outstanding
Basic	4,042,722	3,978,728	4,033,488	3,959,601
Diluted	4,042,722	4,030,435	4,033,488	3,987,178

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(408,190)	$189,604
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and accretion	221,537	225,932
Amortization	4,719	915
Stock based compensation	105,103	105,123
Net loss on disposal of equipment	(750)	494
Inventory reserve	10,509	(153,157)
Change in allowance for doubtful accounts	-	11,318
Changes in operating assets and liabilities:
Accounts receivable	15,159	7,975
Inventories	(438,560)	1,041,030
Prepaid expenses	(725)	(66,462)
Other assets	(2,728)	6,634
Accounts payable	(18,477)	48,496
Accrued expenses and customer deposits	647,191	(747,096)
Net cash provided by operating activities	134,788	670,806

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	750	-
Purchases of property and equipment	(59,368)	(28,788)
Net cash used in investing activities	(58,618)	(28,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	4,200	-
Principal payments on capital lease obligations and notes payable	(189,957)	(219,701)
Payment of cumulative dividends on preferred stock	-	(24,152)
Net cash used in financing activities	(185,757)	(243,853)

NET (DECREASE) INCREASE IN CASH	(109,587)	398,165

CASH - Beginning of period	997,170	1,011,956

CASH - End of period	$887,583	$1,410,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$23,159	$31,471
Income taxes	43	1,037

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by capital lease	145,077	-
Provisional patent acquired by common stock exchange	-	30,540
Increase in asset retirement obligation	-	5,100

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

Stock Based Compensation - Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period.  Non cash stock based compensation expense was $51,532 and $52,972 for the three months ended June 30, 2016 and 2015, respectively.  Non cash stock based compensation expense was $105,103 and $105,123 for the six months ended June 30, 2016 and 2015, respectively.  Unrecognized compensation expense was $269,659 as of June 30, 2016 and will be recognized through 2019.  There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee board members received compensation of 31,682 and 21,347 aggregate shares of common stock of the Company during the six months ended June 30, 2016 and 2015, respectively.  The stock had an aggregate value of $24,358 and $24,378 for the six months ended June 30, 2016 and 2015, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

During the second quarter of 2016, proceeds of $4,200 were received from the exercise of 5,000 stock options.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at June 30, 2016, and December 31, 2015, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2015	603,857	$4.18
Expired	(30,000)	2.40
Forfeited	(1,000)	3.10
Outstanding at December 31, 2015	572,857	$4.27
Exercised	(5,000)	0.84
Expired	(31,000)	3.25
Outstanding at June 30, 2016	536,857	$4.36
Options exercisable at December 31, 2015	325,621	$5.15
Options exercisable at June 30, 2016	326,071	$5.49

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2015	100,000	$3.20
Expired	(100,000)	3.20
Outstanding at December 31, 2015	-	$-
Outstanding at June 30, 2016	-	$-

Exercise prices for options ranged from $0.84 to $6.00 at June 30, 2016.  The weighted average option price for all options outstanding was $4.36 with a weighted average remaining contractual life of 4.3 years.

Note 4.	Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares.  Dividends on the Series B preferred stock were $6,038 for the three months ended June 30, 2016 and 2015 and $12,076 for the six months ended June 30, 2016 and 2015.  The Company had accrued dividends on Series B preferred stock of $229,444 at June 30, 2016, and $217,368 at December 31, 2015.  These amounts are included in Convertible preferred stock, Series B on the balance sheet at June 30, 2016 and December 31, 2015.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 5.	Inventories

Inventories consisted of the following:	June 30,	December 31,
	2016	2015
	(unaudited)
Raw materials	$568,181	$202,617
Work-in-process	466,552	366,114
Finished goods	32,211	59,653
Inventory reserve	(65,779)	(55,270)
	$1,001,165	$573,114

The inventory increase of 75% was due to orders received during the first half of 2016 that are expected to ship in the second half of 2016.

Note 6.	Earnings Per Share

Basic income per share is calculated as income applicable to common shareholders divided by the weighted average of common shares outstanding.  Diluted earnings per share is calculated as diluted income applicable to common shareholders divided by the diluted weighted average number of common shares.  Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive.  For the three and six months ended June 30, 2016 and 2015, all convertible preferred stock and common stock options listed in Note 3 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share. The following is provided to reconcile the earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

(Loss) income applicable to common shares	$(183,339)	$81,050	$(420,266)	$177,528

Weighted average common shares outstanding - basic	4,042,722	3,978,728	4,033,488	3,959,601

Effect of dilution	-	51,707	-	27,577
Weighted average shares outstanding - diluted	4,042,722	4,030,435	4,033,488	3,987,178

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable

On August 8, 2013, the Company issued a Promissory Note (the “Note”) in the amount of $128,257 to The Huntington National Bank, as Lender, with a maturity date of August 5, 2016.  This Note replaced an existing promissory note to The Huntington National Bank.

The Note was collateralized by a blanket lien on all of the Company’s assets including, without limitation, inventory, equipment and accounts receivable.   Among other items, the Note provided for the following:

-	Interest subject to change from time to time based on changes in LIBOR. The interest rate applied to the unpaid principal balance was at a rate of 4 percentage points over LIBOR. Under no circumstance was the interest rate to be less than 5% per annum or more than the maximum rate allowed by applicable law.

-	Monthly payments of approximately $3,800, including interest, began September 2013.

The interest rate on the Note was 5% at December 31, 2015.  The remaining outstanding balance of $19,047 was paid during April 2016.

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA).  This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%.  There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance.  On August 13, 2013, ODSA and the Company agreed to a modification to the payment schedule.  Interest and servicing payments of $1,656 were paid monthly from August 2013 through January 2014.  Beginning in February 2014, monthly payments of approximately $10,500, including principal, interest and servicing fee are due through October 2018.  A final payment of approximately $71,900 is due November 2018.  The loan is collateralized by the related project equipment.  As of June 30, 2016 there was an outstanding balance of $346,496 on this loan.  Debt issuance costs of $6,068 are netted against this amount for presentation in the financial statements.  This loan is also subject to certain covenants, including job creation and retention.  On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention.  The Company expects to maintain compliance with all covenants of this loan through at least June 30, 2017.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012).  On December 20, 2013, OAQDA and the Company signed a Fourth Amendment to the Loan Documents and agreed to a modification to the payment schedule.  Interest and servicing payments of $2,121 were payable quarterly from October 2013 through March 2014.  Beginning in June 2014, quarterly payments of approximately $17,300, including principal, interest at 3% and servicing fees are due through December 2017.  A final payment of approximately $50,400 is due February 2018.  This loan is also subject to certain covenants, including job creation.  Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement.  On July 21, 2016, OAQDA and the Company signed a Fifth Amendment to the Loan Documents and agreed to the elimination of a financial covenant.  The loan is collateralized by the related project equipment.  As of June 30, 2016 there was an outstanding balance of $146,145 on this loan.  Debt issuance costs of $8,877 are netted against this amount for presentation in the financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable (continued)

The Company expects to maintain compliance with all covenants of this loan through at least June 30, 2017.

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

The Company was in compliance with all covenants of these loans at June 30, 2016.  It is possible that the Company may not be in compliance with all covenants in future periods.  In the past the lenders have granted the Company a waiver or amendment when relief was sought.  If non-compliance is possible the Company will seek a waiver or amendment.

Note 8.	Income Taxes

Following is the income tax expense for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Federal - deferred	$-	$-	$-	$-
State and local	43	1,037	43	1,037
	$43	$1,037	$43	$1,037

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at June 30, 2016 and December 31, 2015.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,700,000 which expire in varying amounts through 2035.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 9.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through June 30, 2017.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

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

Executive Summary

For the six months ended June 30, 2016, we had total revenue of $2,581,296.  This was a decrease of $2,375,197, or 47.9%, compared to the six months ended June 30, 2015.  Revenue decreased primarily due to reductions on price and volume of a low margin commodity.  Also, volume was lower in our thin film solar market as orders continue to be cyclical.  We anticipate revenue to increase during the second half of 2016 as solar revenue is expected to improve compared to the first half of 2016.  Through the first six months of 2016 we have received more than $800,000 in new orders from customers for Transparent Conductive Oxide (TCO) materials.  This amount is similar to the entire year of 2015.  These targets are expected to begin shipping during the second half of 2016.

Late in 2014 we received new orders from Asia for approximately $400,000 of TCO materials.  The revenue was recognized during the first quarter of 2015.  Subsequently, early in 2015, follow-on orders were received for more than $500,000 of the same materials.  The revenue was recognized during the second and third quarters of 2015.

We are encouraged by the resumption of global growth in the thin film solar market, especially increased production of copper indium gallium selenide-based products. These represent substantial growth opportunities for us as we continue to implement our thin film solar strategy. In addition, we are pursuing several opportunities in our traditional business, including new applications which we anticipate customer approval.

Gross profit was $615,788 for the six months ended June 30, 2016 compared to $1,306,092 for the same six months in 2016.  This was a decrease of $690,304, or 52.9%.   Gross profit as a percentage of revenue was 23.9% for the first six months of 2016 compared to 26.4% for the same period in 2015.

Operating expenses were $1,001,094 and $1,084,872 for the six months ended June 30, 2016 and 2015, respectively.  This was a decrease of $83,778 or 7.7%.  We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for the thin film solar and transparent electronics markets.  We also have ongoing development efforts with our thin film battery materials and transparent electronic products.  These efforts include accelerating time to market for those products and involve research and development expense.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2016 (unaudited) compared to three and six months ended June 30, 2015 (unaudited):

Revenue

For the three months ended June 30, 2016, we had total revenue of $1,206,484.  This was a decrease of $1,022,202, or 45.9%, compared to the three months ended June 30, 2015.  For the six months ended June 30, 2016, we had total revenue of $2,581,296.  This was a decrease of $2,375,197, or 47.9%, compared to the six months ended June 30, 2015.  Revenue decreased primarily due to reductions on price and volume of a low margin commodity.  The cost of this raw material was lower by approximately 39% during the first half of 2016 compared to the first half of 2015.  Pricing of this material has fluctuated widely during the past several years but we expect this pricing to remain stable during the second half of 2016.  Additionally, a major customer increased their inventory levels during the first half of 2015 and began reducing their inventory levels in the first quarter of 2016 and continued into the second quarter of 2016.  We expect their order pattern to stabilize later this year.  Also, volume was lower in our thin film solar market during the first half of 2016 versus the first half of 2015.  Based on indications from customers and orders placed through the end of June 2016, we expect revenue to increase in this market during the second half of 2016.

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

Gross Profit

Gross profit was $320,346 for the three months ended June 30, 2016 compared to $636,687 for the same three months in 2015.  This was a decrease of $316,341, or 49.7%.  Gross profit was $615,788 for the six months ended June 30, 2016 compared to $1,306,092 for the same six months in 2015.  This was a decrease of $690,304, or 52.9%.  The decrease in gross profit was attributed to lower revenue.  Gross profit as a percentage of revenue (gross margin) was 26.6% for the second quarter of 2016 compared to 28.6% for the second quarter of 2015.   Gross margin was 23.9% for the first six months of 2016 compared to 26.4% for the same period in 2015.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2016 decreased to $307,199 from $316,739 for the three months ended June 30, 2015, or 3.0%.  The second quarter of 2016 included lower bad debt expense of approximately $11,000.

General and administrative expense for the six months ended June 30, 2016 decreased to $632,759 from $659,732 for the six months ended June 30, 2015, or 4.1%.  The first half of 2016 included lower travel expense of approximately $17,000, bad debt expense of approximately $11,000 and professional fees of approximately $12,000 while compensation increased approximately $16,000.

Professional Fees

Included in general and administrative expense was $43,491 and $47,686 for professional fees for the three months ended June 30, 2016 and 2015, respectively and $104,528 and $116,378 for professional fees for the six months ended June 30, 2016 and 2015, respectively.  These continued expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended June 30, 2016 was $74,417 compared to $91,221 for the same period in 2015, a decrease of 18.4%.  Research and development expense for the six months ended June 30, 2016 was $154,493 compared to $188,864 for the same period in 2015, a decrease of 18.2%.  The decrease was primarily due to sponsored research which began in 2014 and concluded early in the first quarter of 2016.  We had a collaborative program with a university to evaluate our TCO materials in liquid crystal display applications.  We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for applications in display and thin film solar markets.  We also have ongoing development efforts with our thin film battery materials and transparent electronic products.  These efforts include accelerating time to market for those products and involve ongoing research and development expense.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing and Sales Expense

Marketing and sales expense was $104,832 and $125,972 for the three months ended June 30, 2016 and 2015, respectively.  The decrease was approximately 16.8% and primarily related to lower compensation, commission and travel expenses.

Marketing and sales expense was $213,842 and $236,276 for the six months ended June 30, 2016 and 2015, respectively.  The decrease was approximately 9.5% and primarily related to lower compensation, commission and travel expense.

Stock Compensation Expense

Included in operating expenses were non-cash stock based compensation costs of $51,049 and $52,489 for the three months ended June 30, 2016 and 2015, respectively and $104,138 and $104,158 for the six months ended June 30, 2016 and 2015, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.  Unrecognized non-cash stock based compensation expense related to operating expense was $263,222 as of June 30, 2016 and will be recognized through 2019.

Interest

Interest was $11,156 and $14,630 for the three months ended June 30, 2016 and 2015, respectively.  Interest was $22,841 and $30,579 for the six months ended June 30, 2016 and 2015, respectively.  The decrease was due to lower principal balances.

Loss/Income Applicable to Common Stock

Loss applicable to common stock for the three months ended June 30, 2016 was $183,339 compared to income applicable to common stock of $81,050 for the three months ended June 30, 2015.  Loss applicable to common stock for the six months ended June 30, 2016 was $420,266 compared to income applicable to common stock of $177,528 for the six months ended June 30, 2015.  The change was due to lower revenue and gross profit.

Common Stock

The following schedule represents our outstanding common stock during the period of 2016 through 2024 assuming all outstanding stock options are exercised during the year of expiration.  Based on outstanding shares at June 30, 2016, if each shareholder exercises his or her options, it would increase our common shares by 536,857 to 4,590,047 by December 31, 2024.  Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2018	5,000	4,058,190	$3.10
2019	364,500	4,422,690	$6.00
2024	167,357	4,590,047	$0.84

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash

As of June 30, 2016 cash on hand was $887,583. Cash on-hand was $997,170 at December 31, 2015. We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through June 30, 2017.

Working Capital

At June 30, 2016 working capital was $709,926 compared to $1,010,517 at December 31, 2015, a decrease of $300,591 or 29.7%. As discussed below, cash decreased approximately $110,000. Inventories increased approximately $428,000 and customer deposits increased approximately $696,000 due to orders received during the first half of 2016 and expected to ship during the second half of 2016. Current debt obligations decreased approximately $24,000.

Cash from Operations

Net cash provided by operating activities was approximately $135,000 for the six months ended June 30, 2016 and approximately $671,000 for the six months ended June 30, 2015. Included in expenses were non cash stock based compensation costs of approximately $105,000 for the six months ended June 30, 2016 and 2015.

Cash from Investing Activities

Cash of approximately $59,000 was used in investing activities during the six months ended June 30, 2016, compared to approximately $29,000 during the six months ended June 30, 2015.

Cash from Financing Activities

Cash of approximately $190,000 and $220,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the six months ended June 30, 2016 and 2015, respectively. During the second quarter of 2016, proceeds of $4,200 were received from the exercise of stock options. We paid $24,152 for cumulative dividends on preferred stock during the first half of 2015.

Debt Outstanding

Total debt outstanding decreased from approximately $930,000 at December 31, 2015, to approximately $890,000 at June 30, 2016, or 4.3%. Debt issuance costs of $19,665 at December 31, 2015, and $14,945 at June 30, 2016 are netted for financial statement presentation. During the second quarter of 2016 we closed on a new capital lease obligation of approximately $145,000. During the third quarter of 2016 we expect to close on a new capital lease obligation of approximately $104,000 upon receipt and installation of equipment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through June 30, 2017.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation allowance, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on February 19, 2016, for the year ended December 31, 2015, relating to insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In order to remediate this weakness, we will need to hire additional employees. Although we will periodically reevaluate this situation, at this point we consider that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Item 4.	Controls and Procedures (continued)

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended June 30, 2016, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6.	Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6.	Exhibits (continued)

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.5	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2013).

10.6	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10.7	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10.8	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

10.9	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of July 21, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 22, 2016).

22.1	Description of matters submitted to vote of security holders (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 10, 2016).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated July 28, 2016, entitled “SCI Engineered Materials, Inc. Reports Second Quarter 2016 Results.”

Item 6.	Exhibits (continued)

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (iv) Notes to Financial Statements.*

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: July 28, 2016	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

