Form 10-Q
period 2016-09-30
SCI Engineered Materials, Inc.
filed 2016-10-27
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

4,070,223 shares of Common Stock, without par value, were outstanding at October 18, 2016.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)	5

	Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	21

Signatures		23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2016	2015
	(UNAUDITED)
Current Assets
Cash	$780,838	$997,170
Accounts receivable, less allowance for doubtful accounts of $15,000 and $26,000, respectively	419,322	302,512
Inventories	668,272	573,114
Prepaid expenses	59,203	61,301
Total current assets	1,927,635	1,934,097

Property and Equipment, at cost
Machinery and equipment	7,671,704	7,506,574
Furniture and fixtures	154,245	154,245
Leasehold improvements	329,904	329,904
Construction in progress	45,625	-
	8,201,478	7,990,723
Less accumulated depreciation	(5,961,068)	(5,642,619)
	2,240,410	2,348,104

Other Assets
Deposits	15,685	16,487
Intangibles	34,936	34,935
Total other assets	50,621	51,422

TOTAL ASSETS	$4,218,666	$4,333,623

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2016	2015
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$122,774	$123,960
Notes payable, current portion	171,052	197,328
Accounts payable	272,858	191,475
Customer deposits	482,834	155,800
Accrued compensation	52,996	114,900
Accrued expenses and other	119,110	140,117
Total current liabilities	1,221,624	923,580

Capital lease obligations, net of current portion	254,351	215,231
Notes payable, net of current portion	264,719	393,513
Total liabilities	1,740,694	1,532,324

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	484,248	466,134
Common stock, no par value, authorized 15,000,000 shares; 4,069,044 and 4,016,508 shares issued and outstanding, respectively	10,034,185	9,993,027
Additional paid-in capital	2,200,602	2,097,599
Accumulated deficit	(10,241,063)	(9,755,461)
	2,477,972	2,801,299

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,218,666	$4,333,623

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2016	2015	2016	2015

Revenue	$1,664,979	$1,464,734	$4,246,275	$6,421,227

Cost of revenue	1,294,516	1,107,409	3,329,343	4,820,010

Gross profit	370,463	357,325	916,932	1,601,217

General and administrative expense	254,108	286,978	817,548	884,510

Research and development expense	87,246	136,900	241,739	325,764

Marketing and sales expense	95,010	104,363	308,852	340,639

(Loss) income from operations	(65,901)	(170,916)	(451,207)	50,304

Interest	11,511	13,561	34,352	44,140

(Loss) income before provision for income taxes	(77,412)	(184,477)	(485,559)	6,164

Income tax (benefit) expense	-	(1,037)	43	-

Net (loss) income	(77,412)	(183,440)	(485,602)	6,164

Dividends on preferred stock	(6,038)	(6,038)	(18,114)	(18,114)

LOSS APPLICABLE TO COMMON SHARES	$(83,450)	$(189,478)	$(503,716)	$(11,950)

Earnings per share - basic and diluted (Note 6)
Loss per common share
Basic	$(0.02)	$(0.05)	$(0.12)	$(0.00)
Diluted	$(0.02)	$(0.05)	$(0.12)	$(0.00)

Weighted average shares outstanding
Basic	4,061,374	3,993,925	4,042,199	3,971,168
Diluted	4,061,374	3,993,925	4,042,199	3,971,168

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(485,602)	$6,164
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and accretion	333,325	335,316
Amortization	7,079	1,372
Stock based compensation	158,075	161,456
Patent impairment	-	7,857
Net (gain) loss on disposal of equipment	(750)	698
Inventory reserve	6,070	(141,157)
Allowance for doubtful accounts	(11,318)	11,318
Changes in operating assets and liabilities:
Accounts receivable	(105,492)	110,684
Inventories	(101,228)	668,464
Prepaid expenses	2,098	2,077
Other assets	801	4,728
Accounts payable	81,383	(122,853)
Accrued expenses and customer deposits	244,122	(538,099)
Net cash provided by operating activities	128,563	508,025

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	750	-
Purchases of property and equipment	(80,553)	(34,991)
Net cash used in investing activities	(79,803)	(34,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	4,200	-
Principal payments on capital lease obligations and notes payable	(269,292)	(355,487)
Payment of cumulative dividends on preferred stock	-	(24,152)
Net cash used in financing activities	(265,092)	(379,639)

NET (DECREASE) INCREASE IN CASH	(216,332)	93,395

CASH - Beginning of period	997,170	1,011,956

CASH - End of period	$780,838	$1,105,351

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$34,805	$45,443
Income taxes	43	-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment purchased by capital lease	145,077	-
Provisional patent acquired by common stock exchange	-	30,540
Increase in asset retirement obligation	-	5,100

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

Stock Based Compensation - Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $52,972 and $56,332 for the three months ended September 30, 2016 and 2015, respectively. Non cash stock based compensation expense was $158,075 and $161,456 for the nine months ended September 30, 2016 and 2015, respectively. Unrecognized compensation expense was $229,287 as of September 30, 2016 and will be recognized through 2019. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee board members received compensation of 47,536 and 35,920 aggregate shares of common stock of the Company during the nine months ended September 30, 2016 and 2015, respectively. The stock had an aggregate value of $36,957 and $40,338 for the nine months ended September 30, 2016 and 2015, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

During 2016, proceeds of $4,200 were received from the exercise of 5,000 stock options.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at September 30, 2016, and December 31, 2015, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2015	603,857	$4.18
Expired	(30,000)	2.40
Forfeited	(1,000)	3.10
Outstanding at December 31, 2015	572,857	$4.27
Exercised	(5,000)	0.84
Expired	(31,000)	3.25
Outstanding at September 30, 2016	536,857	$4.36
Options exercisable at December 31, 2015	325,621	$5.15
Options exercisable at September 30, 2016	326,071	$5.49

Non-Employee Director Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2015	100,000	$3.20
Expired	(100,000)	3.20
Outstanding at December 31, 2015	-	$-
Outstanding at September 30, 2016	-	$-

Exercise prices for options ranged from $0.84 to $6.00 at September 30, 2016. The weighted average option price for all options outstanding was $4.36 with a weighted average remaining contractual life of 4.1 years.

Note 4.	Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended September 30, 2016 and 2015 and $18,114 for the nine months ended September 30, 2016 and 2015. The Company had accrued dividends on Series B preferred stock of $235,482 at September 30, 2016, and $217,368 at December 31, 2015. These amounts are included in Convertible preferred stock, Series B on the balance sheet at September 30, 2016 and December 31, 2015.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 5.	Inventories

Inventories consisted of the following:	September 30,	December 31,
	2016	2015
	(unaudited)
Raw materials	$154,419	$202,617
Work-in-process	471,368	366,114
Finished goods	103,825	59,653
Inventory reserve	(61,340)	(55,270)
	$668,272	$573,114

The increase in finished goods was due to a customer’s request to delay shipment of an order that was scheduled to ship during September 2016.

Note 6.	Earnings Per Share

Basic income per share is calculated as income applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income applicable to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2016 and 2015, all convertible preferred stock and common stock options listed in Note 3 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share. The following is provided to reconcile the earnings per share calculations:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2016	2015	2016	2015

Loss applicable to common shares	$(83,450)	$(189,478)	$(503,716)	$(11,950)

Weighted average common shares outstanding - basic	4,061,374	3,993,925	4,042,199	3,971,168

Effect of dilution	-	-	-	-
Weighted average shares outstanding - diluted	4,061,374	3,993,925	4,042,199	3,971,168

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable

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

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. On August 13, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of $1,656 were paid monthly from August 2013 through January 2014. Currently, monthly payments of approximately $10,400, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of September 30, 2016 there was an outstanding balance of $317,969 on this loan. Debt issuance costs of $5,110 are netted against this amount for presentation in the financial statements. This loan is also subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. The Company expects to maintain compliance with all covenants of this loan through at least September 30, 2017.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). On December 20, 2013, OAQDA and the Company signed a Fourth Amendment to the Loan Documents and agreed to a modification to the payment schedule. Interest and servicing payments of $2,121 were payable quarterly from October 2013 through March 2014. Beginning in June 2014, quarterly payments of approximately $17,300, including principal, interest at 3% and servicing fees are due through December 2017. A final payment of approximately $50,400 is due February 2018. This loan is also subject to certain covenants, including job creation. Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement. On July 21, 2016, OAQDA and the Company signed a Fifth Amendment to the Loan Documents and agreed to the elimination of a financial covenant. The loan is collateralized by the related project equipment. As of September 30, 2016 there was an outstanding balance of $130,388 on this loan.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable (continued)

Debt issuance costs of $7,476 are netted against this amount for presentation in the financial statements. The Company expects to maintain compliance with all covenants of this loan through at least September 30, 2017.

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

The Company was in compliance with all covenants of these loans at September 30, 2016. It is possible that the Company may not be in compliance with all covenants in future periods. If non-compliance is possible the Company will seek a waiver or amendment. In the past the lenders have granted the Company a waiver or amendment when relief was sought.

Note 8.	Income Taxes

Following is the income tax (benefit) expense for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Federal - deferred	$-	$-	$-	$-
State and local	-	(1,037)	43	-
	$-	$(1,037)	$43	$-

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at September 30, 2016 and December 31, 2015.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,700,000 which expire in varying amounts through 2035.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 9.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through September 30, 2017.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

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

Executive Summary

For the three months ended September 30, 2016, we had total revenue of $1,664,979 compared to $1,464,734 for the same time period in 2015, an increase of 13.7%. Quarterly revenue increased primarily due to higher price and volume of a low margin commodity.

For the nine months ended September 30, 2016, we had total revenue of $4,246,275. This was a decrease of $2,174,952, or 33.9%, compared to the nine months ended September 30, 2015. Year-to-date revenue decreased primarily due to reductions on price and volume of the same low margin commodity compared to last year. Also, volume was lower in our thin film solar market as orders continue to be cyclical. A customer in China requested we delay shipment of nearly $200,000 of thin film solar product which was expected to ship in September. We anticipate total revenue to be lower during the fourth quarter of 2016 compared to previous quarters as volume is expected to be lower due to a major customer’s inventory adjustment. During September 2016 we terminated an order of more than $450,000 of thin film solar products. The order was received in January 2016; however, we have been unable to establish communication with the customer in recent months. This had no immediate financial impact as we had not purchased inventory and therefore had not started production on the order.

We are encouraged by the resumption of global growth in the thin film solar market, especially increased production of copper indium gallium selenide-based products. These represent substantial growth opportunities for us as we continue to implement our thin film solar strategy. In addition, we are pursuing several opportunities in our traditional business, including new applications which we anticipate customer orders.

Gross profit was $370,463 for the three months ended September 30, 2016 compared to $357,325 for the same period in 2016. Gross profit was $916,932 for the nine months ended September 30, 2016 compared to $1,601,217 for the same nine months in 2015. Gross profit as a percentage of revenue was 22.3% for the three months ended September 30, 2016 compared to 24.4% for the same period in 2015. Gross profit as a percentage of revenue was 21.6% for the nine months ended September 30, 2016 compared to 24.9% for the same period in 2015.

Operating expenses were $1,368,139 and $1,550,913 for the nine months ended September 30, 2016 and 2015, respectively. This was a decrease of $182,774 or 11.8%. We reclassified a portion of rent expense from operating expenses (general and administrative) to cost of goods sold to accurately reflect an amount assigned to the manufacturing area of our facility. This was retroactively reclassified beginning January 1, 2015.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2016 (unaudited) compared to three and nine months ended September 30, 2015 (unaudited):

Revenue

For the three months ended September 30, 2016, we had total revenue of $1,664,979 compared to $1,464,734 for the same time period in 2015, an increase of 13.7%. Quarterly revenue increased primarily due to higher price and volume of a low margin commodity.

For the nine months ended September 30, 2016, we had total revenue of $4,264,275. This was a decrease of $2,174,952, or 33.9%, compared to the nine months ended September 30, 2015. Revenue decreased primarily due to reductions on price and volume of the same low margin commodity. The average cost of this raw material was lower by approximately 26% during the first nine months of 2016 compared to the same time period in 2015. Pricing of this material has fluctuated widely during the past several years. Also, volume was lower in our thin film solar market during the first nine months of 2016 versus the first nine months of 2015. We expect total revenue to be lower during the fourth quarter of 2016 compared to previous quarters as volume is expected to be lower due to a major customer’s inventory adjustment.

Revenue from product sales is recognized based on shipping terms or upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Gross Profit

Gross profit was $370,463 for the three months ended September 30, 2016 compared to $357,325 for the same three months in 2015. This was an increase of $13,138, or 3.7%. Gross profit was $916,932 for the nine months ended September 30, 2016 compared to $1,601,217 for the same nine months in 2015. This was a decrease of $684,285, or 42.7%. The decrease in gross profit was attributed to lower revenue which, as discussed above, was primarily due to reductions on price and volume of a low margin commodity. Gross profit as a percentage of revenue (gross margin) was 22.3% for the third quarter of 2016 compared to 24.4% for the third quarter of 2015. Gross margin was 21.6% for the first nine months of 2016 compared to 24.9% for the same period in 2015. As previously mentioned, we reclassified a portion of rent expense from operating expenses (general and administrative) to cost of goods sold to accurately reflect an amount assigned to the manufacturing area of our facility. This was retroactively reclassified beginning January 1, 2015.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2016 decreased to $254,108 from $286,978 for the three months ended September 30, 2015, or 11.5%. The decrease is primarily related to lower travel expense of approximately $21,000.

General and administrative expense for the nine months ended September 30, 2016 decreased to $817,548 from $884,510 for the nine months ended September 30, 2015, or 7.6%. The first nine months of 2016 included lower travel expense of approximately $40,000, bad debt expense of approximately $11,000 and professional fees of approximately $13,000 while compensation increased approximately $20,000 compared to the first nine months of 2015.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Professional Fees

Included in general and administrative expense was $37,393 and $38,914 for professional fees for the three months ended September 30, 2016 and 2015, respectively and $141,921 and $155,291 for the nine months ended September 30, 2016 and 2015, respectively. These continued expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended September 30, 2016 was $87,246 compared to $136,900 for the same period in 2015, a decrease of 36.3%. Research and development expense for the nine months ended September 30, 2016 was $241,739 compared to $325,764 for the same period in 2015, a decrease of 25.8%. The decrease was primarily due to sponsored research which began in 2014 and concluded early in the first quarter of 2016. We had a collaborative program with a university to evaluate our TCO materials in liquid crystal display applications. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for applications in display and thin film solar markets. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

Marketing and Sales Expense

Marketing and sales expense was $95,010 and $104,363 for the three months ended September 30, 2016 and 2015, respectively. The decrease was approximately 9.0% and primarily related to lower compensation, consulting and travel expenses.

Marketing and sales expense was $308,852 and $340,639 for the nine months ended September 30, 2016 and 2015, respectively. The decrease was approximately 9.3% and primarily related to lower compensation, consulting, commission and travel expenses.

Stock Compensation Expense

Included in operating expenses were non-cash stock based compensation costs of $52,489 and $55,849 for the three months ended September 30, 2016 and 2015, respectively and $156,627 and $160,007 for the nine months ended September 30, 2016 and 2015, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense related to operating expense was $223,233 as of September 30, 2016 and will be recognized through 2019.

Interest

Interest was $11,511 and $13,561 for the three months ended September 30, 2016 and 2015, respectively. Interest was $34,352 and $44,140 for the nine months ended September 30, 2016 and 2015, respectively. The decrease was due to lower principal balances.

Loss Applicable to Common Stock

Loss applicable to common stock for the three months ended September 30, 2016 was $83,450 compared to $189,478 for the three months ended September 30, 2015. Loss applicable to common stock for the nine months ended September 30, 2016 was $503,716 compared to $11,950 for the nine months ended September 30, 2015. The changes were due to the variation of revenue and gross profit.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Common Stock

The following schedule represents our outstanding common stock during the period of 2016 through 2024 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at September 30, 2016, if each shareholder exercises his or her options, it would increase our common shares by 536,857 to 4,605,901 by December 31, 2024. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2018	5,000	4,074,044	$3.10
2019	364,500	4,438,544	$6.00
2024	167,357	4,605,901	$0.84

Liquidity and Capital Resources

Cash

As of September 30, 2016 cash on hand was $780,838. Cash on-hand was $997,170 at December 31, 2015. We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through September 30, 2017.

Working Capital

At September 30, 2016 working capital was $706,011 compared to $1,010,517 at December 31, 2015, a decrease of $304,506 or 30.1%. As discussed below, cash decreased approximately $216,000. Accounts receivable increased approximately $117,000 due to shipments late in the third quarter of 2016. Inventories increased approximately $95,000, accounts payable increased approximately $81,000 and customer deposits increased approximately $327,000 due to orders received during the first nine months of 2016 and expected to ship during the fourth quarter of 2016. Current debt obligations decreased approximately $27,000.

Cash from Operations

Net cash provided by operating activities was approximately $129,000 for the nine months ended September 30, 2016 and approximately $508,000 for the nine months ended September 30, 2015. Included in expenses were non cash stock based compensation costs of approximately $158,000 and $161,000 for the nine months ended September 30, 2016 and 2015, respectively.

Cash from Investing Activities

Cash of approximately $80,000 was used in investing activities during the nine months ended September 30, 2016, compared to approximately $35,000 during the nine months ended September 30, 2015.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from Financing Activities

Cash of approximately $269,000 and $355,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the nine months ended September 30, 2016 and 2015, respectively. During 2016, proceeds of $4,200 were received from the exercise of stock options. We paid $24,152 for cumulative dividends on preferred stock during the first nine months of 2015.

Debt Outstanding

Total debt outstanding decreased from approximately $930,000 at December 31, 2015, to approximately $813,000 at September 30, 2016, or 12.6%. Debt issuance costs of $19,665 at December 31, 2015, and $12,586 at September 30, 2016 are netted for financial statement presentation. During the second quarter of 2016 we closed on a new capital lease obligation of approximately $145,000. During the fourth quarter of 2016 we expect to close on a new capital lease obligation of approximately $104,000 upon receipt and installation of equipment.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through September 30, 2017.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2016, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6.	Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6.	Exhibits (continued)

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.5	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2013).

10.6	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10.7	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10.8	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

10.9	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of July 21, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 22, 2016).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated October 27, 2016, entitled “SCI Engineered Materials, Inc. Reports Third Quarter and Nine Month 2016 Results.”

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (iv) Notes to Financial Statements.*

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: October 27, 2016	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

