Form 10-K
period 2016-12-31
SCI Engineered Materials, Inc.
filed 2017-02-27
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2016

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

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer ☐    Smaller reporting company     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☑

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $2,784,519 on June 30, 2016. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 4,110,832 shares of the Registrant’s Common Stock outstanding on February 21, 2017.

Documents Incorporated By Reference

Portions of our Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

Introduction

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  We are focused on markets within the PVD industry including Photonics, Thin Film Solar, Glass, Thin Film Battery and Transparent Electronics.  Substantially all of our revenues are generated from customers with multi-national operations.  We have made a considerable resource investment in the Thin Film Solar industry and a number of customers have adopted our products.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce very small power supplies with small quantities of stored energy. Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

History of the Company

The late Dr. Edward Funk, Sc.D., and his late wife Ingeborg founded SCI in 1987. Dr. Funk, formerly a Professor of Metallurgy at The Ohio State University and a successful entrepreneur, envisioned significant market potential for the newly discovered High Temperature Superconductivity (“HTS”) material YBCO (Tc of 90o K). Our first product was a 99.999% pure, co-precipitated YBCO 1-2-3 powder. Over the years we expanded our product line by adding other High Tc Powders, sintered shapes, single crystal substrates, and non-superconducting sputtering targets. At this time we are not pursuing this market but these early years of development is the foundation on which our material science experience is built.

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

In January 2017, we received ISO 9001:2015 registration, an internationally recognized quality standard. We received ISO 9001:2008 registration in April 2010 and prior to April 2010 we were ISO 9001:2000 registered.

Throughout much of our history, we have conducted funded research primarily under grants from entities such as the Department of Energy, the National Science Foundation, NASA, and the Ohio Development Services Agency (formerly known as the Ohio Department of Development). These activities are generally limited to funded research that is consistent with our focus on near term commercial applications in our principal markets.

For three decades we have been developing considerable expertise in the development and manufacturing ramp-up of novel materials, such as Transparent Conductive Oxides for Thin Film Solar applications and targets for thin film batteries. Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions. We actively seek to partner with organizations to provide solutions for difficult material challenges.

Business

We are a supplier of materials to the PVD industry. Our customers need our materials to produce nano layers of metals and oxides for advanced material systems. Applications for PVD coatings range from everyday items to complex computer processors. Every day applications include transparent anti-scratch coatings on eyeglasses, coatings on kitchen faucets, as well as low emissivity glass for household windows. More technically advanced applications for our products include semiconductors, thin film solar, flat panel displays, photonics and an emerging technology - Thin Film Battery.

We continue to pursue niche opportunities where our core competencies give us an advantage and that fit our manufacturing capabilities. This disciplined approach enables us to focus on those opportunities that are the best fit for our capabilities and also offer the greatest long-term return. Considerations include our core strengths, resource requirements, and time-to-market.

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

We have developed products for the Thin Film Solar (“TFS”) market. We are well positioned in the TFS area having supplied materials to that market for over fifteen years from the early stages of TFS development. We continue to increase our visibility in the global arena by attending various trade shows targeted at the solar market. We have added representatives for Korea, China, and Taiwan. Market expansion is expected to continue in 2017 and we are poised to benefit, with minimal capital additions, as TFS grows. We see increased opportunities in both domestic and foreign markets.

We continued to develop TCO systems for the solar and glass markets and added domestic and international customers for these products. Despite short term uncertainties, the solar industry is projected to have strong growth for the next few decades. The TFS market, which we serve, is expected to gain market share in roof applications with low weight flexible products, vehicles and mobile devices during that period. Given current market opportunities, we continue to invest in research and development, marketing, and sales.

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

For the year ended December 31, 2016, we had total revenue of $5,465,599. This was a decrease of $2,583,036, or 32.1% compared to 2015. The reduction in revenue was primarily due to reductions in price and volume of a low margin commodity compared to last year. Also, volume was lower in our thin film solar market as orders continue to be cyclical. In 2016, a number of customers both reduced inventory and shortened their lead time of products we supply. This destocking also contributed to the lower revenue.

Our largest customer represented approximately 53% of total revenues in 2016 and 65% in 2015.

Marketing and Sales

Europe and Asia, as well as the Americas, have high demand for sputtering targets. We continue to expand our global marketing reach. We have a manufacturer’s representative in the Korean market as well as the Taiwan and China markets. We use various distribution channels to reach end user markets, including direct sales by our employees, independent manufacturers’ representatives in the United States, and independent distributors and manufacturers’ representatives for international markets. Also, the internet provides tremendous reach for new customers to be able to identify us as a source of their product needs.

In October 2016, we launched a new corporate website, www.sciengineeredmaterials.com, with increased content and functionality. The new website is designed to serve customers, suppliers and investors with additional information in an easy to use format and includes expanded mobile access. There are also social media components, including LinkedIn®, Google Plus and Facebook®, to enhance the Company’s visibility and communication with all stakeholders. For customers and suppliers, there is expanded information about our product focus as well as a library of detailed product data sheets that will continue to be updated and added to going forward. Investors can continue to access current and archived information about the Company utilizing multiple electronic platforms.

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

Competition

We have a number of domestic and international competitors in both the ceramic and metal fields, many of whom have resources far in excess of our resources. Tosoh, Materion Corporation, Kurt Lesker and Heraeus are competing suppliers in regard to targets.

Suppliers

Principal suppliers in 2016 were Sincemat, Silicon-HQ, and Johnson Matthey. In every case, we have established alternate vendors that can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Research and Development

We are developing sputtering targets for transparent electronic applications, which could be used to produce transparent thin film transistors via PVD processing. We have ongoing development for product improvements and new Transparent Conductive Oxide (TCO) for Thin Film Solar and wide area coating applications. Much of the development for these new products is based on doping zinc oxide (ZnO). We have developed considerable expertize working with ZnO from our AZO development. We are also developing a dielectric material for semiconductor applications. We focus our research and development efforts in areas that build on our core competencies.

We may seek funded research opportunities within our core competencies that maintain and expand technical understanding within our company.

We had a collaborative program with Kent State University to evaluate our TCO materials in liquid crystal display applications which began in 2014 and ended during 2016.

We have certain proprietary knowledge and trade secrets related to the manufacture of metal and metal oxide PVD materials.

New Product Initiatives

We developed, produced and sold prototypes and innovative evaluation targets for glass coating applications and successful testing of our materials was completed. We anticipate commercializing this product in 2017.

We continue to develop TCO target materials for the Thin Film Solar market in partnership with both original equipment manufacturers and Thin Film Solar Cell panel fabricators.  A combination of Third Frontier grants and loans provided by the Ohio Department of Development and the Ohio Air Quality Development Authority enabled us to accelerate both our development of new products and expanding our manufacturing capacity to meet demands in an evolving marketplace.

During 2015 we expanded our research team by adding a PhD with years of experience in the display field. We are exploring opportunities in material systems utilizing zinc oxide and tin oxide doped with various materials for applications in displays and memory. There is considerable research being conducted to identify new and improved metal oxide thin film transistors (MOTFT) at the corporate and university level. These materials are a good fit with our core competencies. In addition, some of the MOTFT use the same base materials as our TCOs. Certain of the MOTFT materials we are developing could use similar or the same equipment as has been acquired for the manufacture of our TCO products. We are continuing to develop additional contacts in R&D departments of several companies and at universities focused on these areas of research.

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

In 2015, we acquired the rights to a provisional patent and any subsequent patents for technology related to the application of Zinc Oxide based Transparent Conductive Oxide in Displays and the value thereof. This provisional patent was owned by one of our directors.

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

Employees

We had 18 full-time employees as of December 31, 2016. One of these employees holds a PhD in Material Science and another holds a PhD in Physics. One of these individuals has expertise in application for the Display market. We have never experienced a work stoppage and consider our relations with employees to be good. The employees do not have a bargaining unit.

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

Collections and Write-offs

We collected receivables in an average of 29 days in 2016. We have occasionally been forced to write-off negligible amount of accounts receivable as uncollectible. There were none in 2016 and during 2015 we wrote off a receivable of approximately $11,000. We consider credit management critical to our success.

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

We continue to develop our marketing in Asia. We have a manufacturing representative for the Korean market and others for the Taiwanese and Chinese markets. We must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services to successfully market our products. A failure to develop these capabilities or obtain third-party agreements could adversely affect us.

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

For the year ended December 31, 2016, we had a loss from operations of $660,960 compared to $92,599 for the year ended December 31, 2015. We provide no assurances that we will be able to operate profitably in the future. Operating expenses were $1,745,361 and $2,062,421 during 2016 and 2015, respectively. This was a decrease of $317,060, or 15.4%. The Company further reduced expenses in the fourth quarter of 2016 through various cost-cutting measures. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems within the thin film solar industry. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

As of December 31, 2016, we had an accumulated deficit of approximately $10,462,000. Management’s plans with respect to the objective of improving liquidity and profitability in future years include continuing to expand our business into new and current markets for our products, developing new products and increasing our revenue and presence in those markets. Management believes the actions that began during the last three years and continue today provide the opportunity for improved liquidity and profitability. However, no assurances are made that such actions will result in sustained profitability.

Our competitors have far greater financial and other resources than us.

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

During 2016 we were granted a federal trademark for “SCI Engineered Materials” and during 2015 we were granted a federal trademark for “the Science of Engineered Materials”.

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

The Thin Film Solar energy market that we supply is at a relatively early stage of development, and the extent to which thin film solar modules and flexible products will be widely adopted is uncertain. Although the industry has experienced rapid growth, overcapacity in the market created difficulties for some of our current and potential customers in the Thin Film Solar industry. Adoption of our products by parts of this market is important to our long term growth. If the technology proves unsuitable for widespread adoption at economically attractive rates of return or if demand for Thin Film Solar modules fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business or generate sufficient sales to achieve profitability.

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

Our liquidity and financial condition could be materially and adversely affected if our ability to borrow money from new or existing lenders to finance our operations is reduced or eliminated. Similar adverse effects may also result if we realize reduced credit availability from trade creditors. Additionally, many of our customers require availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have adverse effects on our business.

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

Our stock price, trading volume, and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices. In 2001, our stock began trading on The Over the Counter Bulletin Board, now known as the OTC Markets. Our common stock trades in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchases of our common stock at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on a major stock exchange, such as The New York Stock Exchange or The NASDAQ National Market.

Our common stock has been subject to the Securities and Exchange Commission’s “penny stock” regulations, which may limit the liquidity of common stock held by our shareholders.

Effective January 1, 2017, due to OTCQX rule changes, our common stock began trading on the OTC Markets’ OTCQB market under the symbol “SCIA”. Prior to this date our common stock traded on the OTC Markets’ OTCQX Market Tier under the same symbol. Based on its trading price, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to regulations, which affected the ability of broker-dealers to sell our securities. Broker-dealers who recommend a “penny stock” to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser’s written agreement to a transaction prior to sale.

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

Regulation from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) could adversely affect our business or financial results.

Changes in regulatory requirements, such as the reporting requirements relating to conflict minerals originating in the Democratic Republic of Congo or adjoining countries included in the Dodd-Frank Act, or evolving interpretations of existing regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect our business or financial results. We conducted an analysis of our products and found that the above SEC defined “conflict minerals”, which are tantalum, tin, tungsten, and gold (3TG), can be found in our products. Therefore, the products that we manufacture are subject to the reporting obligations of Rule 13p-1.

Despite having conducted a good faith reasonable country of origin inquiry, we concluded that our supply chain remains “DRC conflict undeterminable”. We have reached this conclusion because we have been unable to determine the origin of all of the 3TG used. We will continue to work with our suppliers. Should the regulations or our analysis change, it could impact the sourcing of materials that we use to manufacture our products.

Our Articles of Incorporation authorize us to issue additional shares of stock.

We are authorized to issue up to 15,000,000 shares of common stock, which may be issued by our board of directors for such consideration, as they may consider sufficient without seeking shareholder approval. As of December 31, 2016, we had 4,090,804 shares outstanding and 267,668 shares underlying options that are currently exercisable resulting in 10,641,528 shares of common stock available for issue. The issuance of additional shares of common stock in the future may reduce the proportionate ownership and voting power of current shareholders.

Our Articles of Incorporation authorize us to issue up to 260,000 shares of preferred stock. The issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control. As of December 31, 2016, we had 24,152 shares of Series B Preferred Stock issued and outstanding.

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

Our office and manufacturing facilities are located at 2839 Charter Street, Columbus, Ohio, where we occupy approximately 32,000 square feet. We moved our operations into this facility in 2004. The lease on the property expires on November 30, 2024.

We are current on all operating lease liabilities.

ITEM 3.	LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Effective January 1, 2017, due to OTCQX rule changes, our common stock began trading on the OTC Markets’ OTCQB market under the symbol “SCIA”. Prior to this date our common stock traded on the OTC Markets’ OTCQX Market Tier under the same symbol.

The following table sets forth for the periods indicated the high and low bid quotations for our common stock.

	High	Low

Fiscal 2016

Quarter Ended March 31, 2016	$0.95	$0.78
Quarter Ended June 30, 2016	0.95	0.64
Quarter Ended September 30, 2016	0.88	0.57
Quarter Ended December 31, 2016	0.85	0.40

Fiscal 2015

Quarter Ended March 31, 2015	$1.20	$0.85
Quarter Ended June 30, 2015	1.32	1.05
Quarter Ended September 30, 2015	1.25	0.92
Quarter Ended December 31, 2015	1.15	0.86

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

Holders of Record

As of December 31, 2016, there were approximately 270 holders of record of our common stock and 4,090,804 shares outstanding. At December 31, 2016 there were approximately 40 holders of Series B Preferred stock and 24,152 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in the business.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2016, concerning shares of our common stock that may be issued upon the exercise of options and rights under our existing equity compensation plans and arrangements approved by our shareholders. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights, and the number of shares remaining available for future grants (excluding the shares to be issued upon exercise of outstanding options and other rights).

	Number of Securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	397,671	$4.39	452,329

Equity compensation plans approved by shareholders include our 2011 Stock Option Plan and 2006 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

For the year ended December 31, 2016, we had total revenue of $5,465,599. This was a decrease of $2,583,036, or 32.1%, compared to the year ended December 31, 2015. Revenue decreased primarily due to reductions on price and volume of a low margin commodity compared to last year as well as a major customer’s inventory adjustment. Also, volume was lower in our thin film solar market as orders continue to be cyclical.

We are encouraged by the resumption of global growth in the thin film solar market, especially increased production of copper indium gallium selenide-based products. These represent substantial growth opportunities for us as we continue to implement our thin film solar strategy. In addition, we are pursuing several opportunities in our traditional business, including new applications for which we anticipate customer orders.

Gross profit was $1,084,401 for the year ended December 31, 2016 compared to $1,969,822 for 2015. Gross profit as a percentage of revenue (gross margin) was 19.8% for 2016 compared to 24.5% for 2015.

Operating expenses were $1,745,361 and $2,062,421 for the twelve months ended December 31, 2016 and 2015, respectively. This was a decrease of $317,060, or 15.4%. We reclassified a portion of rent expense from operating expenses (general and administrative) to cost of goods sold to accurately reflect an amount assigned to the manufacturing area of our facility. This was retroactively reclassified beginning January 1, 2015.

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

RESULTS OF OPERATIONS

Year 2016 compared to Year 2015

Revenue

For the year ended December 31, 2016, we had total revenue of $5,465,599 compared to $8,048,635 for the year ended December 31, 2015. This was a decrease of $2,583,036, or 32.1%, compared to the year ended December 31, 2015. Revenue decreased primarily due to reductions on price and volume of a low margin commodity compared to last year as well as a major customer’s inventory adjustment. The average cost of this low margin raw material was lower by approximately 11% during 2016 compared to 2015. Pricing of this material has fluctuated widely during the past several years. Also, volume was lower in our thin film solar market as orders continue to be cyclical.

Revenue from product sales is recognized based on shipping terms or upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Gross Profit

Gross profit was $1,084,401 for the year ended December 31, 2016 compared to $1,969,822 for the year ended December 31, 2015. This was a decrease of $885,421, or 44.9%. The decrease in gross profit was attributed to lower revenue which, as discussed above, was primarily due to reductions on price and volume of a low margin commodity. Gross margin was 19.8% for 2016 compared to 24.5% for 2015. As previously mentioned, we reclassified a portion of rent expense from operating expenses (general and administrative) to cost of goods sold to accurately reflect an amount assigned to the manufacturing area of our facility. This was retroactively reclassified beginning January 1, 2015.

General and Administrative Expense

General and administrative expense for the twelve months ended December 31, 2016 decreased to $1,080,380 from $1,170,269 for the twelve months ended December 31, 2015, or 7.7%. The year of 2016 included lower travel expense of approximately $47,000, lower bad debt expense of approximately $11,000 and lower professional fees, business insurance and office expense of approximately $18,000.

Professional Fees

Included in general and administrative expense was $192,122 and $197,699 for the year ended December 31, 2016 and 2015, respectively. These continued expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the year ended December 31, 2016 was $319,476 compared to $438,667 for the same period in 2015, a decrease of 27.2%. The decrease was primarily due to lower sponsored research of approximately $83,000, which began in 2014 and concluded early in the first quarter of 2016. In addition, patent related expense was lower by approximately $11,000. We had a collaborative program with a university to evaluate our TCO materials in liquid crystal display applications. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for applications in display and thin film solar markets. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

Marketing and Sales Expense

Marketing and sales expense was $345,505 and $453,485 for the twelve months ended December 31, 2016 and 2015, respectively. The decrease was approximately 23.8% and primarily related to lower stock compensation expense of approximately $41,000, consulting expense of approximately $28,000, compensation of approximately $27,000 and travel expenses of approximately $7,000. We restructured the sales department for improved efficiency late in 2016.

Stock Compensation Expense

Included in operating expenses were non-cash stock based compensation costs of $170,754 and $214,057 for the years ended December 31, 2016 and 2015, respectively. The decrease was due to the forfeiture of unvested stock options due to an employee departure during 2016. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense related to operating expense was $134,694 as of December 31, 2016 and will be recognized through 2019.

Interest

Interest was $45,051 and $56,698 for the twelve months ended December 31, 2016 and 2015, respectively. The decrease was due to lower principal balances.

Loss Applicable to Common Stock

Loss applicable to common stock for the twelve months ended December 31, 2016 was $730,206 compared to $173,449 for the twelve months ended December 31, 2015. The decrease was due to lower revenue and gross profit.

Common Stock

The following schedule represents our outstanding common stock during the period of 2016 through 2024 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at December 31, 2016, if each shareholder exercises his or her options, it would increase our common shares by 397,671 to 4,488,475 by December 31, 2024. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2018	5,000	4,095,804	$3.10
2019	271,500	4,367,304	$6.00
2024	121,171	4,488,475	$0.84

Liquidity and Capital Resources

Cash

As of December 31, 2016 cash on hand was $730,352. Cash on-hand was $997,170 at December 31, 2015. We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through December 31, 2017.

Working Capital

At December 31, 2016 working capital was $531,654 compared to $1,010,517 at December 31, 2015, a decrease of $478,863 or 47.4%. As discussed below, cash decreased approximately $267,000. Accounts receivable decreased approximately $31,000. Inventories decreased approximately $197,000 due to shipments early in 2016 and customers altering the timing of purchase orders. Accounts payable decreased approximately $40,000. Customer deposits increased approximately $94,000 due to orders received and expected to ship during the first quarter of 2017. Current debt obligations decreased approximately $27,000.

Cash from Operations

Net cash provided by operating activities was approximately $161,000 for the year ended December 31, 2016 and approximately $503,000 for the year ended December 31, 2015. Included in expenses were non cash stock based compensation costs of approximately $173,000 and $216,000 for the year ended December 31, 2016 and 2015, respectively.

Cash from Investing Activities

Cash of approximately $88,000 was used in investing activities during the year ended December 31, 2016, compared to approximately $49,000 during the year ended December 31, 2015.

Cash from Financing Activities

Cash of approximately $344,000 and $444,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the twelve months ended December 31, 2016 and 2015, respectively. During 2016, proceeds of $4,200 were received from the exercise of stock options. We paid $24,152 for cumulative dividends on preferred stock during 2015.

Debt Outstanding

Total debt outstanding decreased from approximately $930,000 at December 31, 2015, to approximately $741,000 at December 31, 2016, or 20.3%. Debt issuance costs of $19,665 at December 31, 2015, and $10,226 at December 31, 2016 are netted for financial statement presentation. During 2016 we incurred a new capital lease obligation of approximately $145,000. During January 2017 we closed on a new capital lease obligation of approximately $104,000.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through December 31, 2017.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and license useful lives, revenue recognition, tax valuation allowance, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Our balance sheets as of December 31, 2016 and 2015, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2016 and 2015, together with the Report of Independent Registered Public Accounting Firm thereon appear beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of December 31, 2016, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for all periods presented.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016. The matter involving internal controls over financial reporting that management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board (“PCAOB”) was insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

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

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2017 Annual Meeting of Shareholders scheduled to be held on June 8, 2017, and is incorporated herein by reference.

We have a Business Conduct Policy applicable to all employees of SCI. Additionally, the Chief Executive Officer ("CEO") and all senior financial officers, including the principal financial officer, the principal accounting officer or controller, or any person performing a similar function (collectively, the "Senior Financial Officers") are bound by the provisions of our code of ethics relating to ethical conduct, conflicts of interest, and compliance with the law. The code of ethics is posted on our website at http://www.sciengineeredmaterials.com/corporate-governance.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, waiver of, any provision of this code of ethics by posting such information on our website at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2017 Annual Meeting of Shareholders scheduled to be held on June 8, 2017, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2017 Annual Meeting of Shareholders scheduled to be held on June 8, 2017, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our proxy statement relating to our 2017 Annual Meeting of Shareholders scheduled to be held on June 8, 2017, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Independent Public Accounting Firms for the year ended December 31, 2016” in our proxy statement relating to our 2017 Annual Meeting of Shareholders scheduled to be held on June 8, 2017, and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit	Exhibit
Number	Description

3(a)	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4(c)	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4(d)	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(e)	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(f)	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

10(a)	Employment Agreement entered into as of February 26, 2002, between Daniel Rooney and the Company (Incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(b)	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 26, 2012).

10(c)	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 9, 2012).

10(d)	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10(e)	Description of resolution to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10(f)	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Department of Development (Incorporated by reference to the Company’s Current Report on Form 10-K, dated March 19, 2013).

10(g)	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10(h)	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10(i)	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

10(j)		Description of notice of transfer of common stock (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 28, 2015).

10(k)		Description of amendment to Loan Documents between the Company and The Ohio Air Quality Development Authority dated as of July 21, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 22, 2016).

10(l)		Description of notice of transfer of common stock (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 3, 2017).

10(m)		Announcement of election of John Gilliam to Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 24, 2017).

14(a)		SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com)

23	*	Consent of Independent Registered Public Accounting Firm

24	*	Powers of Attorney.

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated February 27, 2017, entitled “SCI Engineered Materials, Inc., Reports Fourth Quarter and 2016 Full-Year Results.”

101		The Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015 (ii) Consolidated Statements of Operations for the year ended December 31 2016 and 2015, (iii) Consolidated Statement of Changes in Equity for the years ended December 31, 2016 and December 2015, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2016 and 2015, and (v) Notes to Financial Statements.

_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: February 27, 2017	By:	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27h day of February 2017.

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
Daniel Rooney, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SCI Engineered Materials, Inc.

Columbus, Ohio

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

GBQ Partners LLC

Columbus, Ohio

February 27, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

ASSETS

	2016	2015

Current Assets
Cash	$730,352	$997,170
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000 and $26,000, respectively	271,832	302,512
Inventories	376,561	573,114
Prepaid expenses	59,203	61,301
Total current assets	1,437,948	1,934,097

Property and Equipment, at cost
Machinery and equipment	7,645,043	7,506,574
Furniture and fixtures	130,027	154,245
Leasehold improvements	329,904	329,904
Construction in progress	51,775	-
	8,156,749	7,990,723
Less accumulated depreciation and amortization	(6,019,844)	(5,642,619)
	2,136,905	2,348,104

Other Assets
Deposits	15,685	16,487
Intangibles	34,935	34,935
Total other assets	50,620	51,422

TOTAL ASSETS	$3,625,473	$4,333,623

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS (continued)

DECEMBER 31, 2016 AND 2015

LIABILITIES AND SHAREHOLDERS' EQUITY

	2016	2015

Current Liabilities
Capital lease obligations, current portion	$121,383	$123,960
Notes payable, current portion	172,408	197,328
Accounts payable	151,757	191,475
Customer deposits	249,977	155,800
Accrued compensation	89,826	114,900
Accrued expenses and other	120,943	140,117
Total current liabilities	906,294	923,580

Capital lease obligations, net of current portion	225,944	215,231
Notes payable, net of current portion	221,105	393,513
Total liabilities	1,353,343	1,532,324

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	490,286	466,134
Common stock, no par value, authorized 15,000,000 shares; 4,090,804 and 4,016,508 shares issued and outstanding, respectively	10,049,823	9,993,027
Additional paid-in capital	2,193,536	2,097,599
Accumulated deficit	(10,461,515)	(9,755,461)
Total shareholders' equity	2,272,130	2,801,299

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,625,473	$4,333,623

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Total revenue	$5,465,599	$8,048,635

Total cost of revenue	4,381,198	6,078,813

Gross profit	1,084,401	1,969,822

General and administrative expense	1,080,380	1,170,269

Research and development expense	319,476	438,667

Marketing and sales expense	345,505	453,485

Loss from operations	(660,960)	(92,599)

Interest	(45,051)	(56,698)

Loss before income taxes	(706,011)	(149,297)

Income taxes	(43)	-

Net loss	(706,054)	(149,297)

Dividends on preferred stock	(24,152)	(24,152)

LOSS APPLICABLE TO COMMON STOCK	$(730,206)	$(173,449)

Earnings per share - basic and diluted (Note 6)

Loss per common share
Basic	$(0.18)	$(0.04)
Diluted	$(0.18)	$(0.04)

Weighted average shares outstanding
Basic	4,052,128	3,980,670
Diluted	4,052,128	3,980,670

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 1/1/15	$466,134	$9,907,990	$1,960,260	$(9,606,164)	$2,728,220

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2K)	-	-	161,491	-	161,491

Payment of cumulative dividends (Note 6)	(24,152)	-	-	-	(24,152)

Common stock issued (Note 6)	-	85,037	-	-	85,037

Net loss	-	-	-	(149,297)	(149,297)

Balance 12/31/15	$466,134	$9,993,027	$2,097,599	$(9,755,461)	$2,801,299

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2K)	-	-	120,089	-	120,089

Common stock issued (Note 6)	-	56,796	-	-	56,796

Net loss	-	-	-	(706,054)	(706,054)

Balance 12/31/16	$490,286	$10,049,823	$2,193,536	$(10,461,516)	$2,272,130

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(706,054)	$(149,297)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and accretion	445,891	446,254
Amortization	9,439	1,372
Stock based compensation	172,685	215,988
(Gain) loss on disposal of equipment	(1,750)	698
Patent impairment	-	7,857
Inventory reserve	12,370	(136,156)
Change in allowance for doubtful accounts	(11,318)	11,318
Changes in operating assets and liabilities:
Accounts receivable	41,998	154,522
Inventories	184,184	1,241,650
Prepaid expenses	2,098	18,727
Other assets	801	7,088
Accounts payable	(39,719)	(233,063)
Accrued expenses and customer deposits	49,930	(1,084,374)
Net cash provided by operating activities	160,555	502,584

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	1,750	-
Purchases of property and equipment	(89,615)	(49,051)
Net cash used in investing activities	(87,865)	(49,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,200	-
Principal payments on capital lease obligations and notes payable	(343,708)	(444,167)
Payment of cumulative dividends on preferred stock	-	(24,152)
Net cash used in financing activities	(339,508)	(468,319)

NET DECREASE IN CASH	$(266,818)	$(14,786)

CASH - Beginning of year	997,170	1,011,956

CASH - End of year	$730,352	$997,170

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$45,628	$58,203

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by capital lease	$145,077	$-
Provisional patent acquired by common stock exchange	-	30,540
Increase in asset retirement obligation	-	5,100

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  The Company is focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass, Thin Film Battery and Transparent Electronics).  Substantially, all of the Company’s revenues are generated from customers with multi-national operations.  Through partnerships with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

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

The Company’s two largest customers accounted for 65% and 11% of total revenue in 2015. These two customers represented 40% of the accounts receivable trade balance at December 31, 2015. The Company subsequently collected all outstanding accounts receivables as of December 31, 2015 from these customers.

The Company’s two largest customers accounted for 53% and 12% of total revenue in 2016. These two customers represented 68% of the accounts receivable trade balance at December 31, 2016. The Company expects to collect all outstanding accounts receivables as of December 31, 2016 from these customers.

D.          Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements which require payment within 30 days. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was approximately $15,000 and $26,000 as of December 31, 2016 and 2015, respectively. This estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. Specific accounts are charged directly to the reserve or bad debt expense when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. Bad debt expense was $0 and $11,318 during 2016 and 2015, respectively.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

E.          Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory, lower of cost or market, and excess inventory quantities based on management’s estimate of net realizable value. The Company had an inventory reserve of $67,640 and $55,270 at December 31, 2016, and, 2015, respectively.

F.          Property and Equipment - Property and equipment are carried at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets. Useful lives range from three years on computer equipment to sixteen years on certain equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense totaled $445,891 and $441,154 for the years ended December 31, 2016 and 2015, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. There was no property and equipment considered impaired during 2016 or 2015.

G.          Deferred Financing Costs - Deferred financing costs are amortized over the term of the related debt using the straight-line method, the result of which is not materially different from the use of the interest method.  Deferred financing costs were $10,226 and $19,665 at December 31, 2016 and 2015, respectively.  The related amortization of these costs for the years ended December 31, 2016 and 2015 was $9,439 and is included in interest expense on the statements of operations.

H.          Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present. If necessary, an impairment loss is recorded for the excess of carrying value over fair value. As a result of this review, we recorded a non-cash patent impairment charge for the remaining book value for two patents of approximately $8,000 during 2015. There were no intangible assets considered impaired during 2016.

During 2015, the Board of Directors approved the acquisition of rights to a provisional patent owned by one of the directors, and any subsequent patents for this technology related to the application of Zinc based Transparent Conductive Oxide in displays, and the value thereof for 30,000 shares of common stock of the Company. The value of the shares of common stock at the time of acquisition was $30,540.

Costs incurred to secure patents have been capitalized and amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2016 and 2015 were $34,935 and $0, respectively. Amortization expense related to patents was $0 and $1,372 for the years ended December 31, 2016 and 2015, respectively. Amortization expense is expected to be $0 until the provisional patent acquired during 2015 is approved.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

I.           Debt Issuance Costs - In April 2015, the FASB issued guidance creating ASC Subtopic 835-30, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The update modifies the presentation of costs of debt issuance as a direct reduction to the face amount of the related reported debt. At December 31, 2015, debt issuance costs of $19,665 were presented on a net basis against notes payable in the accompanying balance sheet. At December 31, 2016, debt issuance costs of $10,226 were presented on a net basis against notes payable in the accompanying balance sheet.

J.           Revenue Recognition - Revenue from product sales is recognized based on shipping terms and upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

K.          Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Non cash stock based compensation expense was $172,685 and $215,988 for the years ended December 31, 2016 and 2015, respectively. Non cash stock based compensation expense includes $52,595 and $54,497 for stock grants awarded to the non-employee board members during 2016 and 2015, respectively. Unrecognized compensation expense was $140,165 as of December 31, 2016 and will be recognized through 2019. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

L.          Research and Development - Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 2016 and 2015 was $319,476 and $438,667, respectively. The Company continues to invest in developing new products for all of the Company’s markets including transparent conductive oxide systems within the thin film solar industry. The Company also has ongoing development efforts with its thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research & development expense.

M.         Income Taxes - Income taxes are provided for by utilizing the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets are reduced by a valuation allowance which is established when “it is more likely than not” that some portion or all of the deferred tax assets will not be recognized.

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

O.          New Accounting Pronouncements –

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

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.	Inventories

Inventories consist of the following at December 31:

	2016	2015
Raw materials	$110,752	$202,617
Work-in-process	249,057	366,114
Finished goods	84,392	59,653
	444,201	628,384
Reserve for obsolete inventory	(67,640)	(55,270)
	$376,561	$573,114

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

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. On August 13, 2013, ODSA and the Company agreed to a modification to the payment schedule. Interest and servicing payments of $1,656 were paid monthly from August 2013 through January 2014. Currently, monthly payments of approximately $10,400, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of December 31, 2016 there was an outstanding balance of $289,227 on this loan.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.	Notes Payable (continued)

Debt issuance costs of $4,152 are netted against this amount for presentation in the financial statements. This loan is also subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. The Company expects to maintain compliance with all covenants of this loan through at least December 31, 2017.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). On December 20, 2013, OAQDA and the Company signed a Fourth Amendment to the Loan Documents and agreed to a modification to the payment schedule. Interest and servicing payments of $2,121 were payable quarterly from October 2013 through March 2014. Beginning in June 2014, quarterly payments of approximately $17,300, including principal, interest at 3% and servicing fees are due through December 2017. A final payment of approximately $50,400 is due February 2018. This loan is also subject to certain covenants, including job creation. Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement. On July 21, 2016, OAQDA and the Company signed a Fifth Amendment to the Loan Documents and agreed to the elimination of a financial covenant. The loan is collateralized by the related project equipment. As of December 31, 2016 there was an outstanding balance of $114,512 on this loan. Debt issuance costs of $6,074 are netted against this amount for presentation in the financial statements. The Company expects to maintain compliance with all covenants of this loan through at least December 31, 2017.

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

The Company was in compliance with all covenants of these loans at December 31, 2016. It is possible that the Company may not be in compliance with all covenants in future periods. If non-compliance is possible the Company will seek a waiver or amendment. In the past the lenders have granted the Company a waiver or amendment when relief was sought.

Notes payable at December 31 is included in the accompanying balance sheets as follows:

	2016	2015
Huntington National Bank	$-	$30,283
ODSA 166 Direct Loan	289,227	402,914
OAQDA 166 Direct Loan	114,512	177,309
Total notes payable before debt issuance costs	403,739	610,506
Debt issuance costs at December 31	10,226	19,665
Total notes payable after debt issuance costs	393,513	590,841
Less current portion	172,408	197,328
Notes payable, net of current portion	$221,105	$393,513

Annual maturities of notes payable, for the next five years, are as follows:

2017	$172,408
2018	221,105
2019	-
2020	-
2021	-

Note 5.	Lease Obligations

Operating

The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring at various dates through 2024. Rent expense, which includes various monthly rentals for the years ended December 31, 2016 and 2015 totaled $165,769 and $154,678, respectively. Future minimum lease payments at December 31, 2016 are as follows:

2017	$104,502
2018	106,749
2019	107,512
2020	108,123
2021 and beyond	440,076
Total minimum lease payments	$866,962

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.	Lease Obligations (continued)

Capital

The Company also leases certain equipment under capital leases. Future minimum lease payments, by year, with the present value of such payments, as of December 31, 2016 are shown in the following table.

2017	$136,091
2018	118,858
2019	72,249
2020	32,736
2021 and beyond	16,356
Total minimum lease payments	376,290
Less amount representing interest	28,963
Present value of minimum lease payments	347,327
Less current portion	121,383
Capital lease obligations, net of current portion	$225,944

The equipment under capital lease at December 31 is included in the accompanying balance sheets as follows:

	2016	2015
Machinery and equipment	$632,995	$667,504
Less accumulated depreciation and amortization	136,784	164,260
Net book value	$496,211	$503,244

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense.

The capital leases are structured such that ownership of the leased asset reverts to the Company at the end of the lease term. Accordingly, leased assets are depreciated using the Company's normal depreciation methods and lives.  In 2016, ownership of certain assets were transferred to the Company in accordance with the terms of the leases and these assets have been excluded from the leased asset disclosure above.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.	Common and Preferred Stock

Common Stock

During 2016, the non-employee board members received 69,296 shares of common stock of the Company with an aggregate value of $52,595. The increased shares were the result of an increase in number of shares granted on a quarterly basis. This was recorded as non-cash stock compensation expense in the financial statements.

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

Preferred Stock

Shares of preferred stock authorized and outstanding at December 31, 2016 and 2015 were as follows:

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

There was 24,152 shares outstanding of Series B convertible preferred stock at December 31, 2016 and 2015. On December 7, 2016, the Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2016. On December 9, 2015, the Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2015.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.	Common and Preferred Stock (continued)

The Company had accrued dividends of $241,520 and $217,368 at December 31, 2016 and 2015, respectively. These amounts were included in convertible preferred stock, Series B on the balance sheet at December 31, 2016 and 2015.

Earnings Per Share

Basic income (loss) per share is calculated as income available (loss attributable) to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available (loss attributable) to common stockholders divided by the diluted weighted average number of common shares outstanding. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the years ended December 31, 2016 and 2015, all convertible and preferred stock and common stock options listed in Note 7 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive.

Following is a summary of employee and director outstanding stock options outstanding and preferred stock, Series B at December 31.

	2016	2015
Options	397,671	572,857
Preferred Stock, Series B	24,152	24,152
	421,823	597,009

The following is provided to reconcile the earnings per share calculations:

	2016	2015
Loss applicable to common stock	$(730,206)	$(173,449)
Weighted average common shares outstanding - basic	4,052,128	3,980,670
Effect of dilutions - stock options	-	-
Weighted average shares outstanding - diluted	4,052,128	3,980,670

Note 7.	Stock Option Plans

On June 10, 2011, shareholders approved the SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company adopted the 2011 Plan as incentive to key employees, directors and consultants under which options to purchase up to 250,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2016 there were no stock options outstanding from the 2011 Plan.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans (continued)

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan. The Company adopted the 2006 Plan as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2016 there were 397,671 stock options outstanding from the 2006 Plan which expire at various dates through November 2024.

The cumulative status at December 31, 2016 and 2015 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (yrs)	Value
Outstanding at January 1, 2015	603,857	$4.18
Forfeited	(1,000)	3.10
Expired	(30,000)	2.40
Outstanding at December 31, 2015	572,857	$4.27
Exercised	(5,000)	0.84
Forfeited	(139,186)	4.29
Expired	(31,000)	3.25
Outstanding at December 31, 2016	397,671	$4.39	3.8	$-
Options exercisable at December 31, 2016	267,668	$5.07	3.0	$-
Options exercisable at December 31, 2015	325,621	$5.15	3.4	$-
Options expected to vest	130,003	$3.00	5.4	$-

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans (continued)

Non-Employee Director Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (yrs)	Value
Outstanding at January 1, 2015	100,000	$3.20
Expired	(100,000)	3.20
Outstanding at December 31, 2015	-	$-
Outstanding at December 31, 2016	-	$-	-	$-

There were no options exercisable at December 31, 2016 and 2015.

Information related to the weighted average fair value of nonvested stock options for the year ended December 31, 2016 is as follows:

		Weighted
		Average
		Exercise
	Stock Options	Price
Employee Stock Options
Nonvested options at January 1, 2016	247,236	$3.12
Forfeited	(64,849)	3.06
Vested	(52,384)	3.51
Nonvested options at December 31, 2016	130,003	$3.12

Exercise prices range from $0.84 to $6.00 for options at December 31, 2016. The weighted average option price for all options outstanding was $4.27 with a weighted average remaining contractual life of 4.6 years at December 31, 2015. The weighted average option price for all options outstanding was $4.39 with a weighted average remaining contractual life of 3.8 years at December 31, 2016.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.	Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31.

	2016	2015
Deferred tax assets
NOL carryforwards	$1,816,000	$1,633,000
General business credits carryforwards	221,000	198,000
Stock based compensation	80,000	80,000
UNICAP	44,000	41,000
Allowance for doubtful accounts	6,000	10,000
Reserve for obsolete inventories	24,000	20,000
Reserve for asset retirement	24,000	24,000
Property and equipment	(283,000)	(263,000)
	1,932,000	1,743,000
Valuation allowance	(1,932,000)	(1,743,000)
Net	$-	$-

A valuation allowance has been recorded against the realizability of the net deferred tax asset such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $1,932,000 and $1,743,000 at December 31, 2016 and 2015, respectively.

The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $5,200,000 and $4,700,000 at December 31, 2016 and 2015, respectively, which expire in varying amounts through 2036.

For the years ended December 31, 2016 and 2015, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2016	2015
Federal statutory rate	(35.0)%	(35.0)%
State/city tax	0.0	0.0
Non-deductible expense	8.7	38.4
Valuation allowance	26.3	(3.4)
Effective rate	0.0%	0.0%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.	Income Taxes (continued)

Components of the income tax provision are as follows:

	2016	2015
Current	$-	$-
Deferred:
NOL utilization/expiration	(183,000)	(128,000)
General business credits	(22,000)	(12,000)
Other temporary differences	17,000	146,000
Change in valuation allowance	188,000	(6,000)
Total	$-	$-

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

The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2016 and 2015.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2013 through 2016 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2015	$60,478

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	5,100
Balance at December 31, 2015	$65,578

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	-
Balance at December 31, 2016	$65,578

Note 11.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through December 31, 2017.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

Note 12.	Subsequent Event

During January 2017, the Company entered into a capital lease agreement in the amount of $103,550 for the rebuild of production equipment. This lease includes a term of 60 months and an interest rate of 6.2%.

