Form 10-Q
period 2017-03-31
SCI Engineered Materials, Inc.
filed 2017-05-04
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

4,113,759 shares of Common Stock, without par value, were outstanding at April 30, 2017.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	3

	Statements of Operations for the Three Months Ended March 31, 2017 and 2016 (unaudited)	5

	Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A

Item 4.	Controls and Procedures.	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A

Item 3.	Defaults Upon Senior Securities.	N/A

Item 4.	Mine Safety Disclosures.	N/A

Item 5.	Other Information.	N/A

Item 6.	Exhibits.	18

Signatures.		21

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2017	2016
	(UNAUDITED)
Current Assets
Cash	$776,881	$730,352
Accounts receivable, less allowance for doubtful accounts of $15,000	423,407	271,832
Inventories	565,273	376,561
Prepaid expenses	247,273	59,203
Total current assets	2,012,834	1,437,948

Property and Equipment, at cost
Machinery and equipment	7,808,435	7,645,043
Furniture and fixtures	131,705	130,027
Leasehold improvements	329,904	329,904
Construction in progress	-	51,775
	8,270,044	8,156,749
Less accumulated depreciation	(6,133,719)	(6,019,844)
	2,136,325	2,136,905

Other assets	49,672	50,620

TOTAL ASSETS	$4,198,831	$3,625,473

The accompanying notes are an integral part of these financial statements.

 SCI ENGINEERED MATERIALS, INC.

 BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2017	2016
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$138,862	$121,383
Notes payable, current portion	208,678	172,408
Accounts payable	426,943	151,757
Customer deposits	565,684	249,977
Accrued compensation	38,785	89,826
Accrued expenses and other	122,022	120,943
Total current liabilities	1,500,974	906,294

Capital lease obligations, net of current portion	277,072	225,944
Notes payable, net of current portion	142,242	221,105
Total liabilities	1,920,288	1,353,343

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative,
nonvoting, no par value, $10 stated value, optional
redemption at 103%; optional shareholder conversion 2 shares for 1;
24,152 shares issued and outstanding	496,324	490,286
Common stock, no par value, authorized 15,000,000 shares;
4,111,873 and 4,090,804 shares issued and outstanding, respectively	10,066,662	10,049,823
Additional paid-in capital	2,217,521	2,193,536
Accumulated deficit	(10,501,964)	(10,461,515)
Total shareholders' equity	2,278,543	2,272,130

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,198,831	$3,625,473

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	2017	2016

Revenue	$1,371,916	$1,374,812

Cost of revenue	1,034,931	1,115,202

Gross profit	336,985	259,610

General and administrative expense	254,438	289,728

Research and development expense	82,612	80,076

Marketing and sales expense	28,889	109,010

Loss from operations	(28,954)	(219,204)

Interest	(11,494)	(11,685)

Loss before provision for income taxes	(40,448)	(230,889)

Income taxes	-	-

Net loss	(40,448)	(230,889)

Dividends on preferred stock	(6,038)	(6,038)

LOSS APPLICABLE TO COMMON STOCK	$(46,486)	$(236,927)

Earnings per share - basic and diluted
(Note 6)

Loss per common share
Basic	$(0.01)	$(0.06)
Diluted	$(0.01)	$(0.06)

Weighted average shares outstanding
Basic	4,103,510	4,024,254
Diluted	4,103,510	4,024,254

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(40,448)	$(230,889)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and accretion	114,179	110,714
Amortization	2,360	2,360
Stock based compensation	46,861	53,572
Gain on disposal of equipment	-	(750)
Inventory reserve	1,711	6,000
Changes in operating assets and liabilities:
Accounts receivable	(151,575)	(114,670)
Inventories	(190,423)	(193,091)
Prepaid expenses	(188,070)	(151,131)
Other assets	948	(5,457)
Accounts payable	275,186	187,311
Accrued expenses and customer deposits	265,441	309,666
Net cash provided by (used in) operating activities	136,170	(26,365)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	-	750
Purchases of property and equipment	(61,520)	(7,835)
Net cash used in investing activities	(61,520)	(7,085)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital lease obligation	51,775	-
Principal payments on capital lease obligations and notes payable	(79,896)	(89,603)
Net cash used in financing activities	(28,121)	(89,603)

NET INCREASE (DECREASE) IN CASH	46,529	(123,053)

CASH - Beginning of period	730,352	997,170

CASH - End of period	$776,881	$874,117

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the periods for:
Interest	$11,604	$11,844

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES
Property and equipment purchased by capital lease	103,550	-
Increase in asset retirement obligation	305	-

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2016. Interim results are not necessarily indicative of results for the full year.

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

Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $46,861 and $53,572 for the three months ended March 31, 2017 and 2016, respectively. Unrecognized non cash stock compensation expense was $110,143 as of March 31, 2017 and will be recognized through 2019. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee board members received compensation of 21,069 and 15,515 aggregate shares of common stock of the Company during the three months ended March 31, 2017 and 2016, respectively. The stock had an aggregate value of $16,839 and $13,199 for the three months ended March 31, 2017 and 2016, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at March 31, 2017 and December 31, 2016, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2016	572,857	$4.27
Exercised	(5,000)	0.84
Expired	(31,000)	3.25
Forfeited	(139,186)	4.29
Outstanding at December 31, 2016	397,671	$4.39
Outstanding at March 31, 2017	397,671	$4.39
Options exercisable at December 31, 2016	267,668	$5.07
Options exercisable at March 31, 2017	294,818	5.16

There were no non-employee director stock options granted or outstanding during 2016 and 2017.

Exercise prices for options ranged from $0.84 to $6.00 at March 31, 2017. The weighted average option price for all options outstanding at March 31, 2017, was $4.39 with a weighted average remaining contractual life of 3.8 years.

Note 4.	Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Accrued dividends on the Series B preferred stock were $6,038 for the three months ended March 31, 2017 and 2016. The Company had accrued dividends on Series B preferred stock of $247,558 and $241,520 at March 31, 2017 and December 31, 2016, respectively. These amounts are included in Convertible preferred stock, Series B on the balance sheet at March 31, 2017 and December 31, 2016.

Note 5.	Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2017	2016
	(unaudited)
Raw materials	$266,489	$110,752
Work-in-process	301,595	249,057
Finished goods	66,540	84,392
Inventory reserve	(69,351)	(67,640)
	$565,273	$376,561

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.	Earnings Per Share

Basic income per share is calculated as income applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three months ended March 31, 2017 and 2016, all convertible preferred stock and common stock options listed in Note 3 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share. The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,
	2017	2016
Loss applicable
to common shares	$(46,486)	$(236,927)

Weighted average
common shares
outstanding – basic	4,103,510	4,024,254

Effect of dilutions	-	-

Weighted average
shares outstanding –
diluted	4,103,510	4,024,254

Note 7.	Notes Payable

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. Currently, monthly payments of approximately $10,400, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of March 31, 2017 there was an outstanding balance of $260,268 on this loan. Debt issuance costs of $3,194 are netted against this amount for presentation in the financial statements. This loan is also subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. The Company expects to maintain compliance with all covenants of this loan through at least March 31, 2018.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Notes Payable (continued)

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). Currently, quarterly payments of approximately $17,300, including principal, interest at 3% and servicing fees are due through December 2017. A final payment of approximately $50,400 is due February 2018. This loan is also subject to certain covenants, including job creation. Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement. On July 21, 2016, OAQDA and the Company signed a Fifth Amendment to the Loan Documents and agreed to the elimination of a financial covenant. The loan is collateralized by the related project equipment. As of March 31, 2017 there was an outstanding balance of $98,518 on this loan. Debt issuance costs of $4,672 are netted against this amount for presentation in the financial statements. The Company expects to maintain compliance with all covenants of this loan through the remainder of this loan.

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODSA agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants.

The Company was in compliance with all covenants of these loans at March 31, 2017. It is possible that the Company may not be in compliance with all covenants in future periods. In the past the lenders have granted the Company a waiver or amendment when relief was sought. If non-compliance is possible the Company will seek a waiver or amendment.

Note 8.	Income Taxes

There was no federal, state and local income tax expense for the three months ended March 31, 2017 and 2016.

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at March 31, 2017 and December 31, 2016.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $5,200,000 which expire in varying amounts through 2036.

Note 9.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through March 31, 2018.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2016.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Executive Summary

For the three months ended March 31, 2017, we had total revenue of $1,371,916. This was a slight decrease of $2,896, or 0.2%, compared to the three months ended March 31, 2016. Volume was higher in our thin film solar market as solar orders continue to be somewhat cyclical. This was offset by lower volume in the photonics market.

Gross profit was $336,985 for the three months ended March 31, 2017 compared to $259,610 for the same three months in 2016. This was an increase of $77,375, or 29.8%. Gross profit as a percentage of revenue was 24.6% for the first three months of 2017 compared to 18.9% for the same period in 2016.

Operating expenses were $365,939 and $478,814 for the three months ended March 31, 2017 and 2016, respectively. This was a decrease of $112,875 or 23.6%. The decrease was primarily related to the restructuring of our sales department late in 2016 and additional cost cutting measures.

We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for the thin film solar and display markets. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve research and development expense.

For the three months ended March 31, 2017, we had a net loss of $40,448 compared to $230,889 for the three months ended March 31, 2016.

RESULTS OF OPERATIONS

Three months ended March 31, 2017 (unaudited) compared to three months ended March 31, 2016 (unaudited):

Revenue

For the three months ended March 31, 2017, we had total revenue of $1,371,916. This was a decrease of $2,896 or 0.2%, compared to the three months ended March 31, 2016. Volume was higher in our thin film solar market as solar orders continue to be somewhat cyclical. This was offset by lower volume in the photonics market.

Revenue from product sales is recognized based on shipping terms or upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Gross Profit

Gross profit was $336,985 for the three months ended March 31, 2017 compared to $259,610 for the same three months in 2016. This was an increase of $77,375, or 29.8%. Gross profit as a percentage of revenue (gross margin) was 24.6% for the first three months of 2017 compared to 18.9% for the same period in 2016. The increase in gross profit and gross margin was attributed to improved product mix as revenue remained constant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2017 decreased to $254,438 from $289,728 for the three months ended March 31, 2016, or 12.2%. The first quarter of 2017 included lower compensation of approximately $25,000 and professional fees of approximately $5,000. We reclassified a portion of rent expense from operating expenses (general and administrative) to cost of goods sold to accurately reflect an amount assigned to the manufacturing area of our facility. This was retroactively reclassified beginning January 1, 2016.

Professional Fees

Included in general and administrative expense was $55,544 and $61,037 for professional fees for the three months ended March 31, 2017 and 2016, respectively. These continued expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended March 31, 2017 was $82,612 compared to $80,076 for the same period in 2016, an increase of 3.2%. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems within the thin film solar industry. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

Marketing and Sales Expense

Marketing and sales expense for the three months ended March 31, 2017, was $28,889 and $109,010 for the three months ended March 31, 2017 and 2016, respectively. This was a decrease of $80,121, or 73.5%. We restructured our sales department during the fourth quarter of 2016 for improved efficiency. This action resulted in lower stock compensation expense of approximately $10,000, consulting expense of approximately $26,000, as well as lower wages and compensation of approximately $39,000.

Stock Compensation Expense

Included in operating expenses were non-cash stock based compensation costs of $46,379 and $53,089 for the three months ended March 31, 2017 and 2016, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense related to operating expense was $110,143 as of March 31, 2017 and will be recognized through 2019.

Interest

Interest was $11,494 and $11,685 for the three months ended March 31, 2017 and 2016, respectively.

Loss Applicable to Common Stock

Loss applicable to common stock for the three months ended March 31, 2017, was $46,486 compared to $236,927 for the three months ended March 31, 2016. The improvement was due to higher gross profit and lower operating expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Common Stock

The following schedule represents our outstanding common stock during the period of 2017 through 2024 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at March 31, 2017, if each shareholder exercises his or her options it would increase our common shares by 397,671 to 4,509,544 by December 31, 2024. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2018	5,000	4,116,873	$3.10
2019	271,500	4,388,373	$6.00
2024	121,171	4,509,544	$0.84

Liquidity and Capital Resources

Cash

As of March 31, 2017, cash on hand was $776,881 compared to $730,352 at December 31, 2016, an increase of 6.4%. We believe based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through March 31, 2018.

Working Capital

At March 31, 2017, working capital was $511,860 compared to $531,654 at December 31, 2016, a decrease of $19,794 or 3.7%. As discussed below, cash increased approximately $47,000. Inventories increased approximately $189,000, prepaid expenses by approximately $188,000, accounts payable by approximately $275,000, and customer deposits by approximately $316,000 due to orders received during the first quarter of 2017. Accounts receivable increased approximately $189,000. Current debt obligations increased approximately $54,000 due to the OAQDA note payable final payment due February 2018.

Cash from Operations

Net cash provided by operating activities was approximately $136,000 for the three months ended March 31, 2017. Net cash used in operating activities was approximately $26,000 for the three months ended March 31, 2016. In addition to the changes in various current assets and liabilities mentioned above, non-cash expenses for depreciation, accretion and amortization increased approximately $3,000 during the first quarter of 2017 compared to the first quarter of 2016. Included in expenses were non cash stock based compensation costs of approximately $47,000 for the three months ended March 31, 2017, and $54,000 for the three months ended March 31, 2016.

Cash from Investing Activities

Cash of approximately $62,000 was used in investing activities during the three months ended March 31, 2017, and approximately $7,000 was used during the three months ended March 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from Financing Activities

Cash of approximately $80,000 and $90,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the three months ended March 31, 2017 and 2016, respectively.

Debt Outstanding

Total debt outstanding increased from approximately $741,000 at December 31, 2016, to approximately $767,000 at March 31, 2017, or 3.5%, due to a new capital lease obligation which commenced during the first quarter of 2017. Debt issuance costs of $10,226 at December 31, 2016, and $7,866 at March 31, 2017, are netted for financial statement presentation.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through March 31, 2018.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation allowance, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on February 27, 2017, for the year ended December 31, 2016, relating to insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In order to remediate this weakness, we will need to hire additional employees. Although we will periodically reevaluate this situation, at this point we consider that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2017, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6.	Exhibits

	3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

	3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

	3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

	4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

	4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

	4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

	4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

	4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

	4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

	4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

	4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6.	Exhibits (continued)

	10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

	10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

	10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

	10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

	10.5	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2013).

	10.6	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

	10.7	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

	10.8	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

	10.9	Description of amendment to the Loan Agreement between the Company and the Ohio Air Quality Development Authority dated as of July 21, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 22, 2016).

	31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

	31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

	32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

	99.1	Press Release dated May 4, 2017, entitled “SCI Engineered Materials, Inc. Reports First Quarter 2017 Results.”

Item 6.	Exhibits (continued)

	101	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Financial Statements.*

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 4, 2017	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)