Form 10-Q
period 2017-06-30
SCI Engineered Materials, Inc.
filed 2017-08-02
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR 230.405) or Rule 12b-2 of the Exchange Act of 1934 (17 CFR 240.12b2).

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

4,139,544 shares of Common Stock, without par value, were outstanding at August 2, 2017.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	3

	Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (unaudited)	5

	Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	18

Signatures		20

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2017	2016
	(UNAUDITED)
Current Assets
Cash	$983,621	$730,352
Accounts receivable, less allowance for doubtful accounts of $15,000	474,447	271,832
Inventories	1,723,056	376,561
Prepaid expenses	77,111	59,203
Total current assets	3,258,235	1,437,948

Property and Equipment, at cost
Machinery and equipment	7,823,766	7,645,043
Furniture and fixtures	131,705	130,027
Leasehold improvements	329,904	329,904
Construction in progress	16,887	51,775
	8,302,262	8,156,749
Less accumulated depreciation	(6,246,881)	(6,019,844)
	2,055,381	2,136,905

Other Assets	49,672	50,620

TOTAL ASSETS	$5,363,288	$3,625,473

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2017	2016
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$135,778	$121,383
Notes payable, current portion	195,811	172,408
Accounts payable	352,276	151,757
Customer deposits	1,721,224	249,977
Accrued compensation	77,068	89,826
Accrued expenses and other	124,707	120,943
Total current liabilities	2,606,864	906,294

Capital lease obligations, net of current portion	245,712	225,944
Notes payable, net of current portion	112,179	221,105
Total liabilities	2,964,755	1,353,343

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative,
nonvoting, no par value, $10 stated value, optional
redemption at 103%; optional shareholder conversion 2 shares for 1;
24,152 shares issued and outstanding	502,362	490,286
Common stock, no par value, authorized 15,000,000 shares;
4,135,427 and 4,090,804 shares issued and outstanding, respectively	10,087,308	10,049,823
Additional paid-in capital	2,241,505	2,193,536
Accumulated deficit	(10,432,642)	(10,461,515)
	2,398,533	2,272,130

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,363,288	$3,625,473

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016

Revenue	$1,911,498	$1,206,484	$3,283,414	$2,581,296

Cost of revenue	1,448,651	919,625	2,483,582	2,034,827

Gross profit	462,847	286,859	799,832	546,469

General and administrative expense	256,112	273,712	510,550	563,440

Research and development expense	79,175	74,417	161,787	154,493

Marketing and sales expense	46,581	104,832	75,470	213,842

Income (loss) from operations	80,979	(166,102)	52,025	(385,306)

Interest	(10,710)	(11,156)	(22,204)	(22,841)

Income (loss) before provision for income taxes	70,269	(177,258)	29,821	(408,147)

Income tax expense	(948)	(43)	(948)	(43)

Net income (loss)	69,321	(177,301)	28,873	(408,190)

Dividends on preferred stock	(6,038)	(6,038)	(12,076)	(12,076)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$63,283	$(183,339)	$16,797	$(420,266)

Earnings per share - basic and diluted (Note 6)
Income (loss) per common share
Basic	$0.02	$(0.05)	$0.00	$(0.10)
Diluted	$0.02	$(0.05)	$0.00	$(0.10)

Weighted average shares outstanding
Basic	4,125,880	4,042,722	4,114,756	4,033,488
Diluted	4,125,880	4,042,722	4,114,756	4,033,488

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$28,873	$(408,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and accretion	229,552	221,537
Amortization	4,719	4,719
Stock based compensation	97,531	105,103
Gain on disposal of equipment	-	(750)
Inventory reserve	-	10,509
Changes in operating assets and liabilities:
Accounts receivable	(202,615)	15,159
Inventories	(1,346,495)	(438,560)
Prepaid expenses	(17,908)	(725)
Other assets	948	(2,728)
Accounts payable	200,519	(18,477)
Accrued expenses and customer deposits	1,461,646	647,191
Net cash provided by operating activities	456,770	134,788

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	-	750
Purchases of property and equipment	(43,870)	(59,368)
Net cash used in investing activities	(43,870)	(58,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	-	4,200
Principal payments on capital lease obligations and notes payable	(159,631)	(189,957)
Net cash used in financing activities	(159,631)	(185,757)

NET INCREASE (DECREASE) IN CASH	253,269	(109,587)

CASH - Beginning of period	730,352	997,170

CASH - End of period	$983,621	$887,583

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
Interest	$22,420	$23,159
Income taxes	948	43

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by capital lease	103,550	145,077
Increase in asset retirement obligation	609	-

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

Stock Based Compensation - Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $50,669 and $51,532 for the three months ended June 30, 2017 and 2016, respectively. Non cash stock based compensation expense was $97,531 and $105,103 for the six months ended June 30, 2017 and 2016, respectively. Unrecognized compensation expense was $80,120 as of June 30, 2017 and will be recognized through 2019. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 44,623 and 31,682 aggregate shares of common stock of the Company during the six months ended June 30, 2017 and 2016, respectively. The stock had an aggregate value of $37,486 and $24,358 for the six months ended June 30, 2017 and 2016, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

During the second quarter of 2016, proceeds of $4,200 were received from the exercise of 5,000 stock options.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 3.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at June 30, 2017, and December 31, 2016, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2016	572,857	$4.27
Expired	(31,000)	3.25
Exercised	(5,000)	0.84
Forfeited	(139,186)	4.29
Outstanding at December 31, 2016	397,671	$4.39
Outstanding at June 30, 2017	397,671	$4.39
Options exercisable at December 31, 2016	267,668	$5.07
Options exercisable at June 30, 2017	294,818	$5.16

There were no non-employee director stock options granted or outstanding during 2016 and 2017.

Exercise prices for options ranged from $0.84 to $6.00 at June 30, 2017. The weighted average option price for all options outstanding at June 30, 2017, was $4.39 with a weighted average remaining contractual life of 3.3 years.

Note 4.	Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended June 30, 2017 and 2016 and $12,076 for the six months ended June 30, 2017 and 2016. The Company had accrued dividends on Series B preferred stock of $253,596 at June 30, 2017, and $241,520 at December 31, 2016. These amounts are included in Convertible preferred stock, Series B on the balance sheet at June 30, 2017 and December 31, 2016.

Note 5.	Inventories

Inventories consisted of the following:	June 30,	December 31,
	2017	2016
	(unaudited)
Raw materials	$1,260,147	$110,752
Work-in-process	448,584	249,057
Finished goods	81,965	84,392
Inventory reserve	(67,640)	(67,640)
	$1,723,056	$376,561

The inventory increase was due to orders received during the first half of 2017 that are expected to ship during the second half of 2017. Much of the increase was at the request of customers and prepayment was received to cover the cost of the inventory. A corresponding increase in customer deposits appears on the balance sheet at June 30, 2017.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 6.	Earnings Per Share

Basic income per share is calculated as income applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income applicable to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three and six months ended June 30, 2017 and 2016, all convertible preferred stock and common stock options listed in Note 3 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share. The following is provided to reconcile the earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Income (loss) applicable
to common shares	$63,283	$(183,339)	$16,797	$(420,266)

Weighted average common
shares outstanding - basic	4,125,880	4,042,722	4,114,756	4,033,488

Effect of dilution	-	-	-	-
Weighted average
shares outstanding - diluted	4,125,880	4,042,722	4,114,756	4,033,488

Note 7.	Notes Payable

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. Currently, monthly payments of approximately $10,400, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of June 30, 2017 there was an outstanding balance of $231,093 on this loan. Debt issuance costs of $2,236 are netted against this amount for presentation in the financial statements. This loan is also subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. The Company expects to maintain compliance with all covenants of this loan through at least June 30, 2018.

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

agreed to the elimination of a financial covenant. The loan is collateralized by the related project equipment. As of June 30, 2017 there was an outstanding balance of $82,404 on this loan. Debt issuance costs of $3,271 are netted against this amount for presentation in the financial statements. The Company expects to maintain compliance with all covenants of this loan through the remainder of the loan.

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODSA agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants.

The Company was in compliance with all covenants of these loans at June 30, 2017. It is possible that the Company may not be in compliance with all covenants in future periods. In the past the lenders have granted the Company a waiver or amendment when relief was sought. If non-compliance is possible the Company will seek a waiver or amendment.

Note 8.	Income Taxes

Following is the income tax expense for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Federal - deferred	$-	$-	$-	$-
State and local	948	43	948	43
	$948	$43	$948	$43

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at June 30, 2017 and December 31, 2016.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $5,200,000 which expire in varying amounts through 2036.

Note 9.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through August 2, 2018.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

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

Executive Summary

For the six months ended June 30, 2017, we had total revenue of $3,283,414. This was an increase of $702,118, or 27.2%, compared to the six months ended June 30, 2016. Gross profit was $799,832 for the six months ended June 30, 2017 compared to $546,469 for the same six months in 2016. This was an increase of $253,363 or 46.4%. Gross profit as a percentage of revenue was 24.4% for the first six months of 2017 compared to 21.2% for the same period in 2016. Pricing and product mix in our photonics market contributed to the increased revenue and gross profit.

Operating expenses were $747,807 and $931,775 for the six months ended June 30, 2017 and 2016, respectively. This was a decrease of $183,968 or 19.7%. The decrease was primarily related to the restructuring of our sales department late in 2016 and additional cost cutting measures which were implemented during the second half of 2016.

We have new materials under development that may replace the Cadmium Sulfide buffer layer in Copper Indium Gallium Selenide (CIGS) solar cells. These materials are currently being tested at Case Western Reserve University. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for the thin film solar and display markets. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve research and development expense.

For the six months ended June 30, 2017, we had net income after income taxes of $28,873 compared to a net loss of $408,190 for the six months ended June 30, 2016. This improvement was due to the increased gross profit and the reduction in operating expenses.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2017 (unaudited) compared to three and six months ended June 30, 2016 (unaudited):

Revenue

For the three months ended June 30, 2017, we had total revenue of $1,911,498. This was an increase of $705,014, or 58.4%, compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, we had total revenue of $3,283,414 compared to $2,581,296 for the same period in 2016. This was an increase of $702,118, or 27.2%. Pricing and product mix in our photonics market contributed to the increased revenue and gross profit.

Revenue from product sales is recognized based on shipping terms or upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Gross Profit

Gross profit was $462,847 for the three months ended June 30, 2017 compared to $286,859 for the same three months in 2016. This was an increase of $175,988 or 61.4%. Gross profit as a percentage of revenue (gross margin) was 24.2% for the second quarter of 2017 compared to 23.8% for the same period in 2016. Gross profit was $799,832 for the six months ended June 30, 2017 compared to $546,469 for the first six months of 2016. This was an increase of $253,363 or 46.4%. Gross margin was 24.4% for the first six months of 2017 compared to 21.2% for the same period in 2016. The increase in gross profit and gross margin was attributed to pricing and improved product mix.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2017 decreased to $256,112 from $273,712 for the three months ended June 30, 2016, or 6.4%. This decrease was primarily related to lower compensation due to cost cutting measures.

General and administrative expense for the six months ended June 30, 2017 decreased to $510,550 from $563,440 for the six months ended June 30, 2016, or 9.4%. The first six months of 2017 included lower compensation of approximately $35,000 related to the previously mentioned cost cutting measures and also lower professional fees of approximately $7,000.

We reclassified a portion of rent expense from operating expenses (general and administrative) to cost of goods sold to accurately reflect an amount assigned to the manufacturing area of our facility. This was retroactively reclassified beginning January 1, 2016.

Professional Fees

Included in general and administrative expense was $41,688, and $43,491 for professional fees for the three months ended June 30, 2017 and 2016, respectively and $97,232 and $104,528 for professional fees for the six months ended June 30, 2017 and 2016, respectively. These continued expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended June 30, 2017 was $79,175 compared to $74,417 for the same period in 2016, an increase of 6.4%. Research and development expense for the six months ended June 30, 2017 was $161,787 compared to $154,493 for the same period in 2016, an increase of 4.7%. We continue to invest in developing new products for all of our markets including the buffer layer in CIGS solar cell, transparent conductive oxide systems for applications in transparent electronics, thin film solar markets and ongoing development of thin film battery materials. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

Marketing and Sales Expense

Marketing and sales expense was $46,581 and $104,832 for the three months ended June 30, 2017 and 2016, respectively. This was a decrease of $58,251 or 55.6%. We restructured our sales department during the fourth quarter of 2016 for improved efficiency. This action resulted in lower stock compensation expense of approximately $10,000, consulting expense of approximately $24,000 as well as lower wages and compensation of approximately $35,000.

Marketing and sales expense was $75,470 and $213,842 for the six months ended June 30, 2017 and 2016, respectively. This was a decrease of $138,372 or 64.7%. The first six months of 2017 resulted in lower stock compensation expense of approximately $21,000, consulting expense of approximately $50,000 as well as lower wages and compensation of approximately $74,000.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Stock Compensation Expense

Included in operating expenses were non-cash stock based compensation costs of $50,187 and $51,049 for the three months ended June 30, 2017 and 2016, respectively and $96,565 and $104,138 for the six months ended June 30, 2017 and 2016, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense related to operating expense was $75,614 as of June 30, 2017 and will be recognized through 2019.

Interest

Interest was $10,710 and $11,156 for the three months ended June 30, 2017 and 2016, respectively. Interest was $22,204 and $22,841 for the six months ended June 30, 2017 and 2016, respectively.

Income (loss) Applicable to Common Stock

Income applicable to common stock for the three months ended June 30, 2017 was $63,283 compared to a loss applicable to common stock of $183,339 for the three months ended June 30, 2016. Income applicable to common stock for the six months ended June 30, 2017 was $16,797 compared to a loss applicable to common stock of $420,266 for the six months ended June 30, 2016. The improvement was due to higher revenue and gross profit as well as lower operating expenses.

Common Stock

The following schedule represents our outstanding common stock during the period of 2017 through 2024 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at June 30, 2017, if each shareholder exercises his or her options, it would increase our common shares by 397,671 to 4,533,098 by December 31, 2024. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2018	5,000	4,140,427	$3.10
2019	271,500	4,411,927	$6.00
2024	121,171	4,533,098	$0.84

Liquidity and Capital Resources

Cash

As of June 30, 2017 cash on hand was $983,621. Cash on-hand was $730,352 at December 31, 2016. We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through August 2, 2018.

Working Capital

At June 30, 2017 working capital was $651,371 compared to $531,654 at December 31, 2016, an increase of $119,717 or 22.5%. As discussed below, cash increased approximately $253,000. Inventories increased approximately $1,346,000 and customer deposits increased approximately $1,471,000 due to orders received during the first half of 2017. Accounts receivable and accounts payable increased approximately $203,000 and $201,000 respectively. Current debt obligations increased approximately $38,000 from $293,791 to $331,589.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from Operations

Net cash provided by operating activities was approximately $457,000 for the six months ended June 30, 2017 and approximately $135,000 for the six months ended June 30, 2016. Included in expenses were non cash stock based compensation costs of approximately $98,000 and $105,000 for the six months ended June 30, 2017 and 2016, respectively.

Cash from Investing Activities

Cash of approximately $44,000 was used in investing activities during the six months ended June 30, 2017, compared to approximately $59,000 during the six months ended June 30, 2016.

Cash from Financing Activities

Cash of approximately $160,000 and $190,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the six months ended June 30, 2017 and 2016, respectively. During the second quarter of 2016, proceeds of $4,200 were received from the exercise of stock options.

Debt Outstanding

Total debt outstanding decreased to approximately $689,000 at June 30, 2017, from approximately $741,000 at December 31, 2016, or 7.0%. Debt issuance costs of $5,506 at June 30, 2017, and $10,226 at December 31, 2016, are netted for financial statement presentation. During the first quarter of 2017 we closed on a new capital lease obligation of approximately $104,000. During the second quarter of 2016 we closed on a new capital lease obligation of approximately $145,000.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through August 2, 2018.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended June 30, 2017, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6.	Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6.	Exhibits (continued)

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.5	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2013).

10.6	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10.7	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10.8	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

10.9	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of July 21, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 22, 2016).

22.1	Description of matters submitted to vote of security holders (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 9, 2017).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated August 2, 2017, entitled “SCI Engineered Materials, Inc. Reports Profitable Second Quarter and First Half 2017 Results.”

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (iv) Notes to Financial Statements.*

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: August 2, 2017	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

