Form 10-Q
period 2017-09-30
SCI Engineered Materials, Inc.
filed 2017-11-02
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

4,164,329 shares of Common Stock, without par value, were outstanding at November 2, 2017.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)	5

	Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	19

Signatures		21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2017	2016
	(UNAUDITED)
Current Assets
Cash	$1,056,491	$730,352
Accounts receivable, less allowance for doubtful accounts of $15,000	233,949	271,832
Inventories	869,265	376,561
Prepaid expenses	70,587	59,203
Total current assets	2,230,292	1,437,948

Property and Equipment, at cost
Machinery and equipment	7,821,092	7,645,043
Furniture and fixtures	131,705	130,027
Leasehold improvements	329,904	329,904
Construction in progress	-	51,775
	8,282,701	8,156,749
Less accumulated depreciation	(6,308,844)	(6,019,844)
	1,973,857	2,136,905

Other Assets	49,672	50,620

TOTAL ASSETS	$4,253,821	$3,625,473

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2017	2016
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$132,657	$121,383
Notes payable, current portion	182,829	172,408
Accounts payable	177,396	151,757
Customer deposits	868,193	249,977
Accrued compensation	49,611	89,826
Accrued expenses and other	122,606	120,943
Total current liabilities	1,533,292	906,294

Capital lease obligations, net of current portion	213,938	225,944
Notes payable, net of current portion	81,889	221,105
Total liabilities	1,829,119	1,353,343

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	508,400	490,286
Common stock, no par value, authorized 15,000,000 shares; 4,157,413 and 4,090,804 shares issued and outstanding, respectively	10,108,807	10,049,823
Additional paid-in capital	2,265,490	2,193,536
Accumulated deficit	(10,457,995)	(10,461,515)
	2,424,702	2,272,130

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,253,821	$3,625,473

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2017	2016	2017	2016

Revenue	$1,978,014	$1,664,979	$5,261,428	$4,246,275

Cost of revenue	1,607,095	1,294,516	4,090,677	3,329,343

Gross profit	370,919	370,463	1,170,751	916,932

General and administrative expense	244,062	254,108	754,612	817,548

Research and development expense	90,927	87,246	252,714	241,739

Marketing and sales expense	51,421	95,010	126,891	308,852

(Loss) income from operations	(15,491)	(65,901)	36,534	(451,207)

Interest	9,862	11,511	32,066	34,352

(Loss) income before provision for income taxes	(25,353)	(77,412)	4,468	(485,559)

Income tax	-	-	948	43

Net (loss) income	(25,353)	(77,412)	3,520	(485,602)

Dividends on preferred stock	6,038	6,038	18,114	18,114

LOSS APPLICABLE TO COMMON SHARES	$(31,391)	$(83,450)	$(14,594)	$(503,716)

Earnings per share - basic and diluted (Note 6)
Loss per common share
Basic	$(0.01)	$(0.02)	$(0.00)	$(0.12)
Diluted	$(0.01)	$(0.02)	$(0.00)	$(0.12)

Weighted average shares outstanding
Basic	4,149,537	4,061,374	4,126,478	4,042,199
Diluted	4,149,537	4,061,374	4,126,478	4,042,199

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,520	$(485,602)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and accretion	344,089	333,325
Amortization	7,079	7,079
Stock based compensation	149,052	158,075
Net gain on disposal of equipment	-	(750)
Inventory reserve	(6,000)	6,070
Allowance for doubtful accounts	-	(11,318)
Changes in operating assets and liabilities:
Accounts receivable	37,883	(105,492)
Inventories	(486,704)	(101,228)
Prepaid expenses	(11,384)	2,098
Other assets	948	801
Accounts payable	25,639	81,383
Accrued expenses and customer deposits	578,750	244,122
Net cash provided by operating activities	642,872	128,563

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	-	750
Purchases of property and equipment	(76,577)	(80,553)
Net cash used in investing activities	(76,577)	(79,803)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	-	4,200
Principal payments on capital lease obligations and notes payable	(240,156)	(269,292)
Net cash used in financing activities	(240,156)	(265,092)

NET INCREASE (DECREASE) IN CASH	326,139	(216,332)

CASH - Beginning of period	730,352	997,170

CASH - End of period	$1,056,491	$780,838

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
Interest	$32,427	$34,805
Income taxes	948	43

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment purchased by capital lease	103,550	145,077
Increase in asset retirement obligation	914	-

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2016. Interim results are not necessarily indicative of results for the full year.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3.	Recent Accounting Pronouncements

Stock Compensation - In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification of the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting ASU 2016-09 on its financial statements.

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.

Revenue Recognition - In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Adoption of the ASU is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures. The Company’s primary sources of revenue are from product sales recognized based on shipping terms upon shipment to customers. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company is currently planning to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption will be recognized for the impact of the ASU on uncompleted contracts at the date of adoption.

Note 4.	Common Stock and Stock Options

Stock Based Compensation - Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $51,521 and $52,972 for the three months ended September 30, 2017 and 2016, respectively. Non cash stock based compensation expense was $149,052 and $158,075 for the nine months ended September 30, 2017 and 2016, respectively. Unrecognized compensation expense was $50,098 as of September 30, 2017 and will be recognized through 2019. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 66,609 and 47,536 aggregate shares of common stock of the Company during the nine months ended September 30, 2017 and 2016, respectively. The stock had an aggregate value of $58,984 and $36,957 for the nine months ended September 30, 2017 and 2016, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

During 2016, proceeds of $4,200 were received from the exercise of 5,000 stock options.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 4.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at September 30, 2017, and December 31, 2016, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2016	572,857	$4.27
Expired	(31,000)	3.25
Exercised	(5,000)	0.84
Forfeited	(139,186)	4.29
Outstanding at December 31, 2016	397,671	$4.39
Outstanding at September 30, 2017	397,671	$4.39
Options exercisable at December 31, 2016	267,668	$5.07
Options exercisable at September 30, 2017	294,818	$5.16

There were no non-employee director stock options granted or outstanding during 2016 and 2017.

Exercise prices for options ranged from $0.84 to $6.00 at September 30, 2017. The weighted average option price for all options outstanding at September 30, 2017, was $4.39 with a weighted average remaining contractual life of 3.0 years.

Note 5.	Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended September 30, 2017 and 2016 and $18,114 for the nine months ended September 30, 2017 and 2016. The Company had accrued dividends on Series B preferred stock of $259,634 at September 30, 2017, and $241,520 at December 31, 2016. These amounts are included in Convertible preferred stock, Series B on the balance sheet at September 30, 2017 and December 31, 2016.

Note 6.	Inventories

Inventories consisted of the following:	September 30,	December 31,
	2017	2016
	(unaudited)
Raw materials	$612,604	$110,752
Work-in-process	224,210	249,057
Finished goods	94,091	84,392
Inventory reserve	(61,640)	(67,640)
	$869,265	$376,561

The inventory increase was due to orders received during 2017 that are expected to ship during the fourth quarter of 2017 and the first quarter of 2018. Much of the increase was at the request of customers and prepayment was received to cover the cost of the inventory. A corresponding increase in customer deposits appears on the balance sheet at September 30, 2017.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 7.	Earnings Per Share

Basic income per share is calculated as income applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income applicable to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2017 and 2016, all convertible preferred stock and common stock options listed in Note 3 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share. The following is provided to reconcile the earnings per share calculations:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2017	2016	2017	2016

Loss applicable to common shares	$(31,391)	$(83,450)	$(14,594)	$(503,716)

Weighted average common shares outstanding - basic	4,149,537	4,061,374	4,126,478	4,042,199

Effect of dilution	-	-	-	-
Weighted average shares outstanding - diluted	4,149,537	4,061,374	4,126,478	4,042,199

Note 8.	Notes Payable

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. Currently, monthly payments of approximately $10,400, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of September 30, 2017 there was an outstanding balance of $201,697 on this loan. Debt issuance costs of $1,278 are netted against this amount for presentation in the financial statements. This loan is also subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. The Company expects to maintain compliance with all covenants of this loan through at least September 30, 2018.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 8.	Notes Payable (continued)

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). Currently, quarterly payments of approximately $17,300, including principal, interest at 3% and servicing fees are due through December 2017. A final payment of approximately $50,400 is due February 2018. This loan is also subject to certain covenants, including job creation. Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement. On July 21, 2016, OAQDA and the Company signed a Fifth Amendment to the Loan Documents and agreed to the elimination of a financial covenant. The loan is collateralized by the related project equipment. As of September 30, 2017 there was an outstanding balance of $66,168 on this loan. Debt issuance costs of $1,869 are netted against this amount for presentation in the financial statements. The Company expects to maintain compliance with all covenants of this loan through the remainder of the loan.

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The OAQDA and ODSA agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants.

The Company was in compliance with all covenants of these loans at September 30, 2017. It is possible that the Company may not be in compliance with all covenants in future periods. In the past the lenders have granted the Company a waiver or amendment when relief was sought. If necessary the Company will seek a waiver or amendment.

Note 9.	Income Taxes

Following is the income tax expense for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Federal - deferred	$-	$-	$-	$-
State and local	-	-	948	43
	$-	$-	$948	$43

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realization of the net deferred tax assets at September 30, 2017 and December 31, 2016.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $5,200,000 which expire in varying amounts through 2036.

Note 10.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through November 2, 2018.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

Note 11.	Subsequent Events

During October 2017 the Company placed a purchase order for new capital equipment in the amount of $105,325, which is expected to be delivered early in 2018. The Company plans to obtain a new capital lease for the purchase of this equipment. Also, during October 2017 stock options totaling 16,224 shares were exercised via a cashless transaction.

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

Executive Summary

For the nine months ended September 30, 2017, we had total revenue of $5,261,428. This was an increase of $1,015,153, or 23.9%, compared to the nine months ended September 30, 2016. Gross profit was $1,170,751 for the nine months ended September 30, 2017 compared to $916,932 for the same nine months in 2016. This was an increase of $253,819, or 27.7%. Gross profit as a percentage of revenue was 22.3% for the first nine months of 2017 compared to 21.6% for the same period in 2016. Pricing and product mix in our photonics and solar markets contributed to the increased revenue and gross profit.

Operating expenses were $1,134,218 and $1,368,139 for the nine months ended September 30, 2017 and 2016, respectively. This was a decrease of $233,921 or 17.1%. The decrease was primarily related to the restructuring of our sales department late in 2016 and additional cost cutting measures which were implemented during the second half of 2016.

For the nine months ended September 30, 2017, we had net income after income taxes of $3,520 compared to a net loss of $485,602 for the nine months ended September 30, 2016. This improvement was due to the increased gross profit and the reduction in operating expenses. For the three months ended September 30, 2017, we had revenue of $1,978,014 and gross profit of $370,919 compared to $1,664,979 and $370,463 for the three months ended September 30, 2016, respectively. We anticipate revenue, gross profit, and net income to be lower in the fourth quarter of 2017 compared to the third quarter of 2017.

We have new materials under development that may replace the Cadmium Sulfide buffer layer in Copper Indium Gallium Selenide (CIGS) solar cells. These materials were tested at Case Western Reserve University and the results support the use of our innovative material in thin film solar applications that could lead to higher efficiencies. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for the thin film solar and display markets. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve research and development expense.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2017 (unaudited) compared to three and nine months ended September 30, 2016 (unaudited):

Revenue

For the three months ended September 30, 2017, we had total revenue of $1,978,014. This was an increase of $313,035, or 18.8%, compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, we had total revenue of $5,261,428 compared to $4,246,275 for the same period in 2016. This was an increase of $1,015,153 or 23.9%. Pricing and product mix in our photonics and solar markets contributed to the increased revenue during 2017 compared to 2016.

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

Gross Profit

Gross profit was $370,919, for the three months ended September 30, 2017 compared to $370,463 for the same three months in 2016. Gross profit as a percentage of revenue (gross margin) was 18.8% for the third quarter of 2017 compared to 22.3% for the same period in 2016. The decrease in gross margin was due to product mix.

Gross profit was $1,170,751 for the nine months ended September 30, 2017 compared to $916,932 for the first nine months of 2016. This was an increase of $253,819, or 27.7%. Gross margin was 22.3% for the first nine months of 2017 compared to 21.6% for the same period in 2016. The increase in year to date gross profit and gross margin was attributed to pricing and improved product mix in our markets.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2017 decreased to $244,062 from $254,108 for the three months ended September 30, 2016, or 4.0%. This decrease was primarily related to lower compensation due to cost cutting measures implemented in 2016 (after measures) which was slightly offset by an increase in non-cash stock compensation expense.

General and administrative expense for the nine months ended September 30, 2017 decreased to $754,612, from $817,548 for the nine months ended September 30, 2016, or 7.7%. The first nine months of 2017 included lower compensation of approximately $52,000 related to the previously mentioned cost cutting measures.

We reclassified a portion of rent expense from operating expenses (general and administrative) to cost of goods sold to accurately reflect an amount assigned to the manufacturing area of our facility. This was retroactively reclassified beginning January 1, 2016.

Professional Fees

Included in general and administrative expense was $42,118 and $37,393 for professional fees for the three months ended September 30, 2017 and 2016, respectively and $139,350 and $141,921 for professional fees for the nine months ended September 30, 2017 and 2016, respectively. These continued expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended September 30, 2017 was $90,927 compared to $87,246 for the same period in 2016, an increase of 4.2%. Research and development expense for the nine months ended September 30, 2017 was $252,714 compared to $241,739 for the same period in 2016, an increase of 4.5%. We continue to invest in developing new products for all of our markets including an innovative buffer layer for CIGS solar cells, transparent conductive oxide systems for applications in transparent electronics, thin film solar applications and ongoing development of thin film battery materials. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing and Sales Expense

Marketing and sales expense was $51,422 and $95,010 for the three months ended September 30, 2017 and 2016, respectively. This was a decrease of $43,588 or 45.9%. We restructured our sales department during the fourth quarter of 2016 for improved efficiency. These actions resulted in lower stock compensation expense of approximately $10,000, consulting expense of approximately $14,000, as well as lower wages and compensation of approximately $27,000.

Marketing and sales expense was $126,892, and $308,852 for the nine months ended September 30, 2017 and 2016, respectively. This was a decrease of $181,960, or 58.9%. The first nine months of 2017 resulted in lower stock compensation expense of approximately $31,000, consulting expense of approximately $63,000, as well as lower wages and compensation of approximately $106,000, directly related to the actions noted above.

Stock Compensation Expense

Included in operating expenses were non-cash stock based compensation costs of $51,039 and $52,489 for the three months ended September 30, 2017 and 2016, respectively and $147,604 and $156,627 for the nine months ended September 30, 2017 and 2016, respectively. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense related to operating expense was $46,075 as of September 30, 2017 and will be recognized through 2019.

Interest

Interest was $9,862 and $11,511 for the three months ended September 30, 2017 and 2016, respectively and $32,066 and $34,352 for the nine months ended September 30, 2017 and 2016, respectively. Interest expense is expected to continue to decrease over the next fifteen months as we anticipate paying the entire remaining balance on our notes payable in 2018.

Loss Applicable to Common Stock

Loss applicable to common stock for the three months ended September 30, 2017 was $31,391 compared to $83,450 for the three months ended September 30, 2016. Loss applicable to common stock for the nine months ended September 30, 2017 was $14,594 compared to a loss applicable to common stock of $503,716 for the nine months ended September 30, 2016. The improvement was due to higher revenue of approximately $1,015,000 which resulted in higher gross profit of approximately $254,000 combined with lower operating expenses by approximately $234,000.

Common Stock

The following schedule represents our outstanding common stock during the period of 2017 through 2024 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at September 30, 2017, if each option holder exercises his or her options, it would increase our common shares by 397,671 to 4,555,084 by December 31, 2024. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2018	5,000	4,162,413	$3.10
2019	271,500	4,433,913	$6.00
2024	121,171	4,555,084	$0.84

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash

As of September 30, 2017 cash on hand was $1,056,491. Cash on-hand was $730,352 at December 31, 2016. We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through November 2, 2018.

Working Capital

At September 30, 2017 working capital was $696,818, compared to $531,654 at December 31, 2016, an increase of $165,164, or 31.1%. As discussed below, cash increased approximately $326,000. Inventories increased approximately $493,000 and customer deposits increased approximately $618,000 due to orders received throughout 2017. Current debt obligations increased approximately $22,000 from $293,791 to $315,486.

Cash from Operations

Net cash provided by operating activities was approximately $643,000 for the nine months ended September 30, 2017 and approximately $129,000 for the nine months ended September 30, 2016. Included in expenses were non-cash stock based compensation costs of approximately $149,000 and $158,000 for the nine months ended September 30, 2017 and 2016, respectively.

Cash from Investing Activities

Cash of approximately $77,000 was used in investing activities during the nine months ended September 30, 2017, compared to approximately $80,000 during the nine months ended September 30, 2016.

Cash from Financing Activities

Cash of approximately $240,000 and $269,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the nine months ended September 30, 2017 and 2016, respectively.

Debt Outstanding

Total debt outstanding decreased to approximately $611,000 at September 30, 2017, from approximately $741,000 at December 31, 2016, or 17.5%. Debt issuance costs of $3,147 at September 30, 2017, and $10,226 at December 31, 2016, are netted for financial statement presentation. During the first nine months of 2017 we closed on a new capital lease obligation of approximately $104,000. During October 2017 we placed a purchase order for new capital equipment in the amount of $105,325. This equipment is expected to be delivered early in 2018. We plan to obtain a new capital lease for the purchase of this equipment. During the first nine months of 2016 we closed on a new capital lease obligation of approximately $145,000.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through November 2, 2018.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2017, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6.	Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

4.7	Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-97583), filed on August 2, 2002)

4.8	Form of Non-Statutory Stock Option Agreement Under the Superconductive Components, Inc. Fourth Amended and Restated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005)

Item 6.	Exhibits (continued)

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.5	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 10-K, dated March 19, 2013).

10.6	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10.7	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10.8	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

10.9	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of July 21, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 22, 2016).

10.10	Announcement of election of Charles Wickersham to Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 5, 2017).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated November 2, 2017, entitled “SCI Engineered Materials, Inc. Reports Improved 2017 Year-to-Date and Third Quarter Results.”

Item 6.	Exhibits (continued)

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (iv) Notes to Financial Statements.*

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: November 2, 2017	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

