Form 10-K
period 2017-12-31
SCI Engineered Materials, Inc.
filed 2018-02-01
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2017

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
OTCQB (Name of each exchange on which registered)

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐

Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $2,633,691 on June 30, 2017. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 4,186,902 shares of the Registrant’s Common Stock outstanding on January 29, 2018.

Documents Incorporated By Reference

Portions of our Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

Introduction

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  We are focused on markets within the PVD industry including Photonics, Thin Film Solar, Glass, Thin Film Battery and Transparent Electronics.  Substantially all of our revenues are generated from customers with multi-national operations.  We have made a considerable resource investment in the Thin Film Solar industry and a number of customers have adopted our products.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce power supplies. Through collaboration with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

History of the Company

The late Dr. Edward Funk, Sc.D., and his late wife Ingeborg founded SCI in 1987. Dr. Funk, formerly a Professor of Metallurgy at The Ohio State University and a successful entrepreneur, envisioned significant market potential for the then newly discovered High Temperature Superconductivity (“HTS”) material YBCO (Tc of 90o K). Our first product was a 99.999% pure, co-precipitated YBCO 1-2-3 powder. Over the years we expanded our product line by adding other High Tc Powders, sintered shapes, single crystal substrates, and non-superconducting sputtering targets. At this time we are not pursuing this market but these early years of development is the foundation on which our material science experience is built.

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

For three decades we have been developing considerable expertise in the development and manufacturing ramp-up of innovative materials, such as Transparent Conductive Oxides for Thin Film Solar applications and targets for thin film batteries. Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions. We actively seek to partner with organizations to provide solutions for difficult material challenges.

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

We have developed products for the Thin Film Solar (“TFS”) market. We are well positioned in the TFS area having supplied materials to that market for over twenty years from the early stages of TFS development. We continue to increase our visibility in the global arena by attending various trade shows targeted at the solar market. We have added representatives for Korea, China, and Taiwan. Market expansion is expected to continue in 2018 and we are poised to benefit, with minimal capital additions, as TFS grows. We see increased opportunities in both domestic and foreign markets.

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

We continue to invest in developing new products for all current markets which includes accelerating time to market.

For the year ended December 31, 2017, we had total revenue of $6,801,365. This was an increase of $1,335,766, or 24.4% compared to 2016. The increase was due to increased sales of solar products, pricing and product mix.

Our largest customer represented approximately 72% of total revenues in 2017 and 53% in 2016.

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

In October 2016, we launched a new corporate website, www.sciengineeredmaterials.com, with increased content and functionality. The new website is designed to serve customers, suppliers and investors with additional information in an easy to use format and includes expanded mobile access. There are also social media components, including LinkedIn®, Google Plus and Facebook®, to enhance the Company’s visibility and communication with all stakeholders. For customers and suppliers, there is expanded information about our product focus as well as a library of detailed product data sheets that will continue to be updated and added going forward. Investors can continue to access current and archived information about the Company utilizing multiple electronic platforms.

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

Metals

In addition to the ceramic targets previously mentioned, we produce metal sputtering targets and backing plates. The targets are often bonded to the backing plates for application in the PVD industry. These targets can be produced by casting, hot pressing and machining of metals and metal alloys depending on the application.

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

Competition

We have a number of domestic and international competitors in both the ceramic and metal fields, many of whom have resources far in excess of our resources. Tosoh, Materion Corporation and Kurt Lesker are competing suppliers in regard to targets.

Suppliers

Principal suppliers in 2017 were Johnson Matthey, Six Nine Materials and Silicon-HQ. In every case, we have established alternate vendors that can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Research and Development

We are developing sputtering targets for transparent electronic applications, which could be used to produce transparent thin film transistors via PVD processing. We have ongoing development for product improvements and new Transparent Conductive Oxide (TCO) for Thin Film Solar and wide area coating applications. Much of the development for these new products is based on doping zinc oxide (ZnO). We have developed considerable expertize working with ZnO from our aluminum zinc oxide (AZO) development. We are also developing a dielectric material for semiconductor applications. We focus our research and development efforts in areas that build on our core competencies.

We have new materials under development that may replace the Cadmium Sulfide buffer layer in CIGS solar cells. These materials were tested at Case Western Reserve University and the results support the use of our innovative material in thin film solar applications that could lead to higher efficiencies.

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

New Product Initiatives

We continue to develop TCO target materials for the Thin Film Solar market in partnership with both original equipment manufacturers and Thin Film Solar Cell panel fabricators.  A combination of Third Frontier grants and loans provided by the Ohio Department of Development and the Ohio Air Quality Development Authority enabled us to accelerate both our development of new products and expanding our manufacturing capacity to meet demands in an evolving marketplace. In addition, we have developed a Zinc Magnesium Oxide material that may be used as a buffer layer material in Copper Indium Gallium Diselenide (CIGS) solar cells.

Our research and development team includes two Ph.D.’s. One member of the team has a degree in material science and the other holds a doctorate in Physics. This diverse knowledge base is essential for our products to be successful. Our team provides a deeper understanding of the optical and electrical properties in the various applications. The applications in which we are involved require a deeper understanding than only the material properties.

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

We have the rights to multiple patent applications and any subsequent patents for technology related to the application of Zinc Oxide based Transparent Conductive Oxide in Displays.

In 2017, we filed an application for a patent for Process for the Removal of Chromium Contaminants from Ruthenium Sputtering Target Substrates.

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

Employees

We had 18 full-time employees as of December 31, 2017. One of these employees holds a PhD in Material Science and another holds a PhD in Physics. One of these individuals has expertise in application for the Display market. We have never experienced a work stoppage and consider our relations with employees to be good. The employees do not have a bargaining unit.

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

Collections and Write-offs

We collected receivables in an average of 37 days in 2017. We have occasionally been forced to write-off negligible amount of accounts receivable as uncollectible. There were none in 2017 and 2016. We consider credit management critical to our success.

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

A substantial portion of our sales has been dependent upon one principal customer, the loss of whom could materially negatively affect the Company’s total sales.

One customer has grown to account for approximately 72% of our net sales for the fiscal year ended December 31, 2017. Although this customer has been an on-going major customer of the Company for several years we do not have written agreements with this customer that require any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce our future revenues and profits. We cannot provide assurance that this customer or any of our other current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

For the year ended December 31, 2017, we had income from operations of $49,121 compared to loss from operations of $660,960 for the year ended December 31, 2016. We provide no assurances that we will be able to operate profitably in the future. Operating expenses were $1,528,430 and $1,745,361 during 2017 and 2016, respectively. This was a decrease of $216,931, or 12.4%. The Company reduced expenses through various cost-cutting measures. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems within the thin film solar industry. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

As of December 31, 2017, we had an accumulated deficit of approximately $10,455,000. Management’s plans with respect to the objective of improving liquidity and profitability in future years include continuing to expand our business into new and current markets for our products, developing new products and increasing our revenue and presence in those markets. Management believes the actions that began during the last few years and continue today provide the opportunity for improved liquidity and profitability. However, no assurances are made that such actions will result in sustained profitability.

Our competitors have far greater financial and other resources than us.

The market for PVD materials is a substantial market with significant competition in both ceramic and metal materials. While we believe that our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as Materion Corporation, Kurt Lesker and Tosoh, all of which have more financial resources than us. We cannot provide assurance that developments by others will not render our products or technologies obsolete or less competitive.

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

The market for the Thin Film Battery materials is still in development. At present, we have customers for the materials we produce for Thin Film Batteries.  Since we have begun producing materials for the Thin Film Battery market, we have experienced no problems securing the supplies needed to produce the materials.  We do not anticipate supply problems in the near future.  However, changes in production methods and advancing technologies could render our current products obsolete and new production protocols may require supplies that are less available in the marketplace, which may cause a slowing or complete halt to production as well as expanding costs which we may or may not be able to pass on to our customers. Some of our materials are in early stages of development for Thin Film Solar (TFS) applications. The TFS market is expected to grow during the next several years.

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

Our debt agreements contain certain covenants. A breach of any of these covenants could result in a default under the applicable agreement. In the past our lenders have granted us a waiver or amendment when we sought relief from covenants. If a default were to occur, we would likely seek a waiver of that default, attempt to reset the covenant, or refinance the instrument and accompanying obligations. If we were unable to obtain this relief, the default could result in the acceleration of the total due related to that debt obligation. If a default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Any of these events, if they occur, could materially adversely affect our results of operations, financial condition, and cash flows. We expect to retire the two remaining notes during 2018 that contain covenants.

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

Our business could be negatively impacted by cyber and other security threats or disruptions.

We face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; insider threats; threats to the safety of our directors, officers and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts or other acts of aggression. Our customers and vendors face similar threats. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our user’s or customer’s data. These threats could lead to losses of sensitive information or capabilities, harm to personnel, infrastructure or products, and/or damage to our reputation as well as our vendor’s ability to perform on our contracts.

Cyber threats are evolving and include, but are not limited to, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, customers or vendors), and corruption of data, networks or systems.

The impact of these factors is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, regulatory actions and potential liability, any of which could have a material adverse effect on our financial position, results of operations and/or cash flows.

Our Articles of Incorporation authorize us to issue additional shares of stock.

We are authorized to issue up to 15,000,000 shares of common stock, which may be issued by our Board of Directors for such consideration, as they may consider sufficient without seeking shareholder approval. As of December 31, 2017, we had 4,185,839 shares outstanding and 303,829 shares underlying options that are currently exercisable resulting in 10,510,332 shares of common stock available for issue. The issuance of additional shares of common stock in the future may reduce the proportionate ownership and voting power of current shareholders.

Our Articles of Incorporation authorize us to issue up to 260,000 shares of preferred stock. The issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control. As of December 31, 2017, we had 24,152 shares of Series B Preferred Stock issued and outstanding.

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

The following table sets forth for the periods indicated the high and low bid quotations for our common stock.

	High	Low

Fiscal 2016

Quarter Ended March 31, 2016	$0.95	$0.78
Quarter Ended June 30, 2016	0.95	0.64
Quarter Ended September 30, 2016	0.88	0.57
Quarter Ended December 31, 2016	0.85	0.40

Fiscal 2017

Quarter Ended March 31, 2017	$0.96	$0.41
Quarter Ended June 30, 2017	0.95	0.53
Quarter Ended September 30, 2017	1.16	0.75
Quarter Ended December 31, 2017	1.55	0.85

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

Holders of Record

As of December 31, 2017, there were approximately 270 holders of record of our common stock and 4,185,839 shares outstanding. At December 31, 2017 there were approximately 40 holders of Series B Preferred stock and 24,152 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in the business.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2017, concerning shares of our common stock that may be issued upon the exercise of options and rights under our existing equity compensation plans and arrangements approved by our shareholders. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights, and the number of shares remaining available for future grants (excluding the shares to be issued upon exercise of outstanding options and other rights).

	Number of Securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	381,447	$4.54	468,553

Equity compensation plans approved by shareholders include our 2011 Stock Option Plan and 2006 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

For the year ended December 31, 2017, we had total revenue of $6,801,365. This was an increase of $1,335,766, or 24.4%, compared to the year ended December 31, 2016. Gross profit was $1,577,551 for the year ended December 31, 2017 compared to $1,084,401 for 2016. Gross profit as a percentage of revenue (gross margin) was 23.2% for 2017 compared to 19.8% for 2016. Increased sales of solar products, pricing and product mix benefited revenue, gross profit and gross margin.

Operating expenses were $1,528,430 and $1,745,361 for the twelve months ended December 31, 2017 and 2016, respectively. This was a decrease of $216,931, or 12.4%. The decrease was primarily related to the restructuring of our sales department late in 2016 and additional cost cutting measures which were implemented during the second half of 2016.

For the year ended December 31, 2017, we had net income after income taxes of $6,091 compared to net loss after income taxes of $706,054 for the year ended December 31, 2016. The improvement was due to the increased gross profit and the reduction in operating expenses.

We have new materials under development that may replace the Cadmium Sulfide buffer layer in CIGS solar cells. These materials were tested at Case Western Reserve University and the results support the use of our innovative material in thin film solar applications that could lead to higher efficiencies. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for the thin film solar and display markets. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve research and development expense.

RESULTS OF OPERATIONS

Year 2017 compared to Year 2016

Revenue

For the year ended December 31, 2017, we had total revenue of $6,801,365 compared to $5,465,599 for the year ended December 31, 2016. This was an increase of $1,335,766, or 24.4%, compared to the year ended December 31, 2016. Increased sales of solar products, pricing and product mix contributed to the higher revenue.

Revenue from product sales is recognized based on shipping terms or upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Gross Profit

Gross profit was $1,577,551 for the year ended December 31, 2017 compared to $1,084,401 for the year ended December 31, 2016. This was an increase of $493,150, or 45.5%. Gross margin was 23.2% for 2017 compared to 19.8% for 2016. As previously mentioned, the increase was related to increased sales of solar products, pricing, and product mix.

General and Administrative Expense

General and administrative expense for the twelve months ended December 31, 2017 decreased to $1,021,155 from $1,080,380 for the twelve months ended December 31, 2016, or 5.5%. This decrease was primarily related to lower compensation and related expenses of approximately $45,000 as a result of the cost cutting measures implemented in 2016.

Professional Fees

Included in general and administrative expense was $180,132 and $192,122 for professional fees for the year ended December 31, 2017 and 2016, respectively. These ongoing expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the year ended December 31, 2017 was $330,805 compared to $319,476 for the same period in 2016, an increase of 3.5%. We continue to invest in developing new products for all of our markets including an innovative buffer layer for CIGS solar cells, transparent conductive oxide systems for applications in transparent electronics, thin film solar applications and ongoing development of thin film battery materials. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

Marketing and Sales Expense

Marketing and sales expense was $176,470 and $345,505 for the twelve months ended December 31, 2017 and 2016, respectively. We restructured the sales department for improved efficiency late in 2016 which directly impacted expense. The decrease was 48.9% and primarily related to lower consulting expense of approximately $63,000 and compensation expense of approximately $124,000.

Stock Compensation Expense

Included in operating expenses were non-cash stock based compensation costs of $198,143 and $170,754 for the years ended December 31, 2017 and 2016, respectively. The increase was due to the addition of a member of the Board of Directors as well as the higher stock price during the second half of 2017. This expense is expected to be lower next year as some stock options become fully vested early in 2018. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense related to operating expense was $20,075 as of December 31, 2017 and will be recognized through 2019.

Interest

Interest was $41,109 and $45,051 for the twelve months ended December 31, 2017 and 2016, respectively. The decrease was due to lower principal balances and interest expense is expected to continue to decrease as we anticipate paying the entire remaining balance ($221,105) on our notes payable in 2018.

Loss Applicable to Common Stock

Loss applicable to common stock for the twelve months ended December 31, 2017 was $18,061 compared to $730,206 for the twelve months ended December 31, 2016. The improvement was due to the increased revenue of approximately $1.3 million resulting in higher gross profit of approximately $500,000 combined with the reduction in operating expenses of approximately $217,000.

Common Stock

The following schedule represents our outstanding common stock during the period of 2018 through 2024 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at December 31, 2017, if each shareholder exercises his or her options, it would increase our common shares by 381,447 to 4,567,286 by December 31, 2024. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2018	5,000	4,190,839	$3.10
2019	271,500	4,462,399	$6.00
2024	104,947	4,567,286	$0.84

Liquidity and Capital Resources

Cash

As of December 31, 2017 cash on hand was $920,802. Cash on-hand was $730,352 at December 31, 2016. We believe, based on forecasted sales and expenses that cash flow from operations will be adequate to sustain operations at least through February 1, 2019.

Working Capital

At December 31, 2017 working capital was $724,395 compared to $531,654 at December 31, 2016, an increase of $192,741 or 36.3%. Accounts receivable increased approximately $64,000. Inventories increased approximately $241,000, prepaid expenses increased approximately $79,000, accounts payable increased approximately $156,000 and customer deposits increased approximately $158,000. The increases in inventory, accounts payable, and customer deposits are primarily due to orders received in 2017 and scheduled to ship in 2018. Current debt obligations increased approximately $57,000.

Cash from Operations

Net cash provided by operating activities was approximately $616,000 for the year ended December 31, 2017 and approximately $161,000 for the year ended December 31, 2016. Included in expenses were depreciation and amortization of approximately $470,000 and $455,000 and non-cash stock based compensation costs of approximately $202,000 and $173,000 for the years ended December 31, 2017 and 2016, respectively.

Cash used in Investing Activities

Cash of approximately $104,000 was used in investing activities during the year ended December 31, 2017, compared to approximately $88,000 during the year ended December 31, 2016.

Cash used in Financing Activities

Cash of approximately $321,000 and $344,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the twelve months ended December 31, 2017 and 2016, respectively.

Debt Outstanding

Total debt outstanding decreased from approximately $741,000 at December 31, 2016, to approximately $532,000 at December 31, 2017, or 28.1%. Debt issuance costs of $787 at December 31, 2017, and $10,226 at December 31, 2016 are netted against debt outstanding for financial statement presentation. During 2016 we incurred a new capital lease obligation of approximately $145,000. During 2017 we incurred a new capital lease obligation of approximately $104,000, and during January 2018 we closed on a new capital lease obligation of approximately $105,000 for new production equipment.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through February 1, 2019.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and license useful lives, revenue recognition, tax valuation allowance, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Our balance sheets as of December 31, 2017 and 2016, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2017 and 2016, together with the Report of Independent Registered Public Accounting Firm thereon appear beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of December 31, 2017, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for all periods presented.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017. The matter involving internal controls over financial reporting that management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board (“PCAOB”) was insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

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

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2018 Annual Meeting of Shareholders scheduled to be held on June 7, 2018, and is incorporated herein by reference.

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

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2018 Annual Meeting of Shareholders scheduled to be held on June 7, 2018, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2018 Annual Meeting of Shareholders scheduled to be held on June 7, 2018, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our proxy statement relating to our 2018 Annual Meeting of Shareholders scheduled to be held on June 7, 2018, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Independent Public Accounting Firms for the year ended December 31, 2017” in our proxy statement relating to our 2018 Annual Meeting of Shareholders scheduled to be held on June 7, 2018, and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit	Exhibit
Number	Description

3(a)	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4(c)	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)
21

4(d)	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(e)	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(f)	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

10(a)	Employment Agreement entered into as of February 26, 2002, between Daniel Rooney and the Company (Incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(b)	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 26, 2012).

10(c)	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 9, 2012).

10(d)	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10(e)	Description of resolution to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10(f)	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Department of Development (Incorporated by reference to the Company’s Current Report on Form 10-K, dated March 19, 2013).

10(g)	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10(h)	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10(i)		Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

10(j)		Description of notice of transfer of common stock (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 28, 2015).

10(k)		Description of amendment to Loan Documents between the Company and The Ohio Air Quality Development Authority dated as of July 21, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 22, 2016).

10(l)		Description of notice of transfer of common stock (Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 3, 2017).

14(a)		SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com)

23	*	Consent of Independent Registered Public Accounting Firm

24	*	Powers of Attorney.

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated February 1, 2018, entitled “SCI Engineered Materials, Inc., Reports Improved 2017 Full-Year and Fourth Quarter Results.”

101		The Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016 (ii) Consolidated Statements of Operations for the year ended December 31 2017 and 2016, (iii) Consolidated Statement of Changes in Equity for the years ended December 31, 2017 and December 2016, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2017 and 2016, and (v) Notes to Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: February 1, 2018	By:	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of
Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of February 2018.

Signature	Title

/s/ Daniel Rooney	Chairman of the Board of Directors, President, and
Daniel Rooney	Chief Executive Officer
(principal executive officer)

/s/ Gerald S. Blaskie	Vice President and Chief Financial Officer
Gerald S. Blaskie	(principal financial officer and principal accounting officer)

Laura F. Shunk*	Director
Laura F. Shunk

Edward W. Ungar*	Director
Edward W. Ungar

John P. Gilliam*	Director
John P. Gilliam

Emily Lu*	Director
Emily Lu

Charles Wickersham*	Director
Charles Wickersham

*By:	/s/ Daniel Rooney
Daniel Rooney, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

SCI Engineered Materials, Inc.

Columbus, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, shareholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

GBQ Partners LLC

We have served as the Company’s auditor since 2014.
Columbus, Ohio
February 1, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

ASSETS

	2017	2016

Current Assets
Cash	$920,802	$730,352
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	336,009	271,832
Inventories	617,444	376,561
Prepaid expenses	138,175	59,203
Total current assets	2,012,430	1,437,948

Property and Equipment, at cost
Machinery and equipment	7,824,563	7,645,043
Furniture and fixtures	132,543	130,027
Leasehold improvements	327,904	329,904
Construction in progress	22,504	51,775
	8,307,514	8,156,749
Less accumulated depreciation and amortization	(6,422,448)	(6,019,844)
	1,885,066	2,136,905

Other Assets	52,078	50,620

TOTAL ASSETS	$3,949,574	$3,625,473

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS (continued)

DECEMBER 31, 2017 AND 2016

LIABILITIES AND SHAREHOLDERS' EQUITY

	2017	2016

Current Liabilities
Capital lease obligations, current portion	$129,500	$121,383
Notes payable, current portion	221,105	172,408
Accounts payable	307,498	151,757
Customer deposits	407,956	249,977
Accrued compensation	83,314	89,826
Accrued expenses and other	138,662	120,943
Total current liabilities	1,288,035	906,294

Capital lease obligations, net of current portion	181,744	225,944
Notes payable, net of current portion	-	221,105
Total liabilities	1,469,779	1,353,343

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	514,438	490,286
Common stock, no par value, authorized 15,000,000 shares; 4,185,839 and 4,090,804 shares issued and outstanding, respectively	10,131,307	10,049,823
Additional paid-in capital	2,289,474	2,193,536
Accumulated deficit	(10,455,424)	(10,461,515)
Total shareholders' equity	2,479,795	2,272,130

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,949,574	$3,625,473

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Total revenue	$6,801,365	$5,465,599

Total cost of revenue	5,223,814	4,381,198

Gross profit	1,577,551	1,084,401

General and administrative expense	1,021,155	1,080,380

Research and development expense	330,805	319,476

Marketing and sales expense	176,470	345,505

Income (loss) from operations	49,121	(660,960)

Interest	41,109	45,051

Income (loss) before income taxes	8,012	(706,011)

Income taxes	1,921	43

Net income (loss)	6,091	(706,054)

Dividends on preferred stock	24,152	24,152

LOSS APPLICABLE TO COMMON STOCK	$(18,061)	$(730,206)

Earnings per share - basic and diluted (Note 6)

Loss per common share
Basic	$(0.00)	$(0.18)
Diluted	$(0.00)	$(0.18)

Weighted average shares outstanding
Basic	4,138,516	4,052,128
Diluted	4,138,516	4,052,128

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 1/1/16	$466,134	$9,993,027	$2,097,599	$(9,755,461)	$2,801,299

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2K)	-	-	120,089	-	120,089

Common stock issued (Note 6)	-	56,796	-	-	56,796

Net loss	-	-	-	(706,054)	(706,054)

Balance 12/31/16	$490,286	$10,049,823	$2,193,536	$(10,461,515)	$2,272,130

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2K)	-	-	120,090	-	120,090

Common stock issued (Note 6)	-	81,484	-	-	81,484

Net income	-	-	-	6,091	6,091

Balance 12/31/17	$514,438	$10,131,307	$2,289,474	$(10,455,424)	$2,479,795

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,091	$(706,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and accretion	460,637	445,891
Amortization	9,439	9,439
Stock based compensation	201,574	172,685
Loss on disposal of equipment	-	(1,750)
Inventory reserve	(11,640)	12,370
Change in allowance for doubtful accounts	-	(11,318)
Changes in operating assets and liabilities:
Accounts receivable	(64,177)	41,998
Inventories	(229,243)	184,184
Prepaid expenses	(78,972)	2,098
Other assets	(1,458)	801
Accounts payable	155,741	(39,719)
Accrued expenses and customer deposits	167,967	49,930
Net cash provided by operating activities	615,959	160,555

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	-	1,750
Purchases of property and equipment	(104,029)	(89,615)
Net cash used in investing activities	(104,029)	(87,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	4,200
Principal payments on capital lease obligations and notes payable	(321,480)	(343,708)
Net cash used in financing activities	(321,480)	(339,508)

NET INCREASE (DECREASE) IN CASH	$190,450	$(266,818)

CASH - Beginning of year	730,352	997,170

CASH - End of year	$920,802	$730,352

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$41,615	$45,628

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by capital lease	$103,550	$145,077
Increase in asset retirement obligation	1,218	-

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

The Company’s two largest customers accounted for 72% and 9% of total revenue in 2017. These two customers represented 65% of the accounts receivable trade balance at December 31, 2017. The Company expects to collect all outstanding accounts receivables as of December 31, 2017 from these customers.

The Company’s two largest customers accounted for 53% and 12% of total revenue in 2016. These two customers represented 68% of the accounts receivable trade balance at December 31, 2016. The Company subsequently collected all outstanding accounts receivables as of December 31, 2016 from these customers.

D.           Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements which require payment within 30 days. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was $15,000 as of December 31, 2017 and 2016. This estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. Specific accounts are charged directly to the reserve or bad debt expense when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. Bad debt expense was $0 during 2017 and 2016.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

E.           Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory, lower of cost or market, and excess inventory quantities based on management’s estimate of net realizable value. The Company had an inventory reserve of $56,000 and $67,640 at December 31, 2017, and 2016, respectively.

F.           Property and Equipment - Property and equipment are carried at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets. Useful lives range from three years on computer equipment to sixteen years on certain equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense totaled $460,637 and $445,891 for the years ended December 31, 2017 and 2016, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. There was no property and equipment considered impaired during 2017 or 2016.

G.           Deferred Financing Costs - Deferred financing costs are amortized over the term of the related debt using the straight-line method, the result of which is not materially different from the use of the interest method.  Deferred financing costs were $787 and $10,226 at December 31, 2017 and 2016, respectively.  The related amortization of these costs for the years ended December 31, 2017 and 2016, was $9,439 and is included in interest expense on the statements of operations.

H.           Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present. If necessary, an impairment loss is recorded for the excess of carrying value over fair value. There were no intangible assets considered impaired during 2017 or 2016.

The Company holds the rights to a provisional patent and any subsequent patents for this technology related to the application of Zinc based Transparent Conductive Oxide in Displays. In 2017, we filed an application for a patent for Process for the Removal of Chromium Contaminants from Ruthenium Sputtering Target Substrates.

Costs incurred to secure patents have been capitalized and amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2017 and 2016 were $34,935 and $0, respectively. Amortization expense related to patents was $0 for the years ended December 31, 2017 and 2016. Amortization expense is expected to be $0 until any patents are approved.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

I.           Debt Issuance Costs - In April 2015, the FASB issued guidance creating ASC Subtopic 835-30, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The update modifies the presentation of costs of debt issuance as a direct reduction to the face amount of the related reported debt. At December 31, 2017, debt issuance costs of $787 were presented on a net basis against notes payable in the accompanying balance sheet. At December 31, 2016, debt issuance costs of $10,226 were presented on a net basis against notes payable in the accompanying balance sheet.

J.           Revenue Recognition - Revenue from product sales is recognized based on shipping terms and upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

K.          Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Non cash stock based compensation expense was $201,574 and $172,685 for the years ended December 31, 2017 and 2016, respectively. Non cash stock based compensation expense includes $76,984 and $52,595 for stock grants awarded to the non-employee board members during 2017 and 2016, respectively. Unrecognized compensation expense was $20,075 as of December 31, 2017, and will be recognized through 2019. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

L.           Research and Development - Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 2017 and 2016, was $330,805 and $319,476, respectively. The Company has new materials under development that may replace the Cadmium Sulfide buffer layer in CIGS solar cells. These materials were tested at Case Western Reserve University and the results support the use of its innovative material in thin film solar applications that could lead to higher efficiencies. The Company continues to invest in developing new products for all of its markets including transparent conductive oxide systems for the thin film solar and display markets. The Company also has ongoing development efforts with thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve research and development expense.

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

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2019, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.

Revenue Recognition - In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Adoption of the ASU is not expected to have a significant impact on the Company’s consolidated financial statements. The Company’s primary sources of revenue are from product sales recognized based on shipping terms upon shipment to customers. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company is currently planning to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption will be recognized for the impact of the ASU on uncompleted contracts at the date of adoption.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.	Inventories

Inventories consist of the following at December 31:

	2017	2016
Raw materials	$141,733	$110,752
Work-in-process	370,318	249,057
Finished goods	161,393	84,392
	673,444	444,201
Reserve for obsolete inventory	(56,000)	(67,640)
	$617,444	$376,561

Note 4.	Notes Payable

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. Currently, monthly payments of approximately $10,400, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of December 31, 2017 there was an outstanding balance of $172,081 on this loan. Debt issuance costs of $319 are netted against this amount for presentation in the financial statements. This loan is also subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. The Company expects to maintain compliance with all covenants of this loan through the remainder of the loan.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million (this maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012). A final payment of approximately $50,400 (including principal, interest at 3% and servicing fee) is due February 2018. This loan is also subject to certain covenants, including job creation. Included in the above amendment is a waiver for the job creation commitment, due to market conditions, for the duration of the term of the Loan Agreement. On July 21, 2016, OAQDA and the Company signed a Fifth Amendment to the Loan Documents and agreed to the elimination of a financial covenant. The loan is collateralized by the related project equipment. As of December 31, 2017 there was an outstanding balance of $49,811 on this loan. Debt issuance costs of $467 are netted against this amount for presentation in the financial statements. The Company expects to maintain compliance with all covenants of this loan through the remainder of the loan.

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

The Company was in compliance with all covenants of these loans at December 31, 2017. It is possible that the Company may not be in compliance with all covenants in future periods. In the past the lenders have granted the Company a waiver or amendment when relief was sought. If necessary, the Company will seek a waiver or amendment.

Notes payable at December 31 is included in the accompanying balance sheets as follows:

	2017	2016
ODSA 166 Direct Loan	$172,081	$289,227
OAQDA 166 Direct Loan	49,811	114,512
Total notes payable before debt issuance costs	221,892	403,739
Debt issuance costs at December 31	787	10,226
Total notes payable after debt issuance costs	221,105	393,513
Less current portion	221,105	172,408
Notes payable, net of current portion	$-	$221,105

Annual maturities of notes payable, for the next five years, are as follows:

2018	$221,105
2019	-
2020	-
2021	-
2022	-

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.	Lease Obligations

Operating

The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring at various dates through 2024. Rent expense, which includes various monthly rentals for the years ended December 31, 2017 and 2016, totaled $194,209 and $165,769, respectively. Future minimum lease payments at December 31, 2017, are as follows:

2018	$106,749
2019	107,512
2020	108,123
2021	110,370
2022 and beyond	329,706
Total minimum lease payments	$762,460

Capital

The Company also leases certain equipment under capital leases. Future minimum lease payments, by year, with the present value of such payments, as of December 31, 2017, are shown in the following table.

2018	$142,981
2019	96,372
2020	56,859
2021	40,449
2022 and beyond	-
Total minimum lease payments	336,661
Less amount representing interest	25,417
Present value of minimum lease payments	311,244
Less current portion	129,500
Capital lease obligations, net of current portion	$181,744

The equipment under capital lease at December 31 is included in the accompanying balance sheets as follows:

	2017	2016
Machinery and equipment	$706,050	$632,995
Less accumulated depreciation and amortization	194,588	136,784
Net book value	$511,462	$496,211

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense.

The capital leases are structured such that ownership of the leased asset reverts to the Company at the end of the lease term. Accordingly, leased assets are depreciated using the Company's normal depreciation methods and lives.  In 2017, ownership of certain assets were transferred to the Company in accordance with the terms of the leases and these assets have been excluded from the leased asset disclosure above.

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

During 2017, the non-employee board members received compensation of 84,406 shares and officers received 4,500 shares of common stock of the Company. The stock had an aggregate value of $81,484 and was recorded as non-cash stock compensation expense in the financial statements.

Preferred Stock

Shares of preferred stock authorized and outstanding at December 31, 2017 and 2016, were as follows:

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

There was 24,152 shares outstanding of Series B convertible preferred stock at December 31, 2017 and 2016. The Board of Directors voted not to authorize the payment of a cash dividend on convertible preferred stock, Series B, to shareholders of record as of December 31, 2017 or December 31, 2016.

The Company had accrued dividends of $265,672 and $241,520 at December 31, 2017 and 2016, respectively. These amounts were included in convertible preferred stock, Series B on the balance sheet at December 31, 2017 and 2016.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.	Common and Preferred Stock (continued)

Earnings Per Share

Basic income (loss) per share is calculated as income available (loss attributable) to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available (loss attributable) to common stockholders divided by the diluted weighted average number of common shares outstanding. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the years ended December 31, 2017 and 2016, all convertible and preferred stock and common stock options listed in Note 7 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive.

Following is a summary of employee and director outstanding stock options outstanding and preferred stock, Series B at December 31.

	2017	2016
Options	381,447	397,671
Preferred Stock, Series B	24,152	24,152
	405,599	421,823

The following is provided to reconcile the earnings per share calculations:

	2017	2016
Loss applicable to common stock	$(18,061)	$(730,206)
Weighted average common shares outstanding - basic	4,138,516	4,052,128
Effect of dilutions - stock options	-	-
Weighted average shares outstanding - diluted	4,138,516	4,052,128

Note 7.	Stock Option Plans

On June 10, 2011, shareholders approved the SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company adopted the 2011 Plan as incentive to key employees, directors and consultants under which options to purchase up to 250,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2017, there were no stock options outstanding from the 2011 Plan.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans (continued)

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan. The Company adopted the 2006 Plan as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2017, there were 381,447 stock options outstanding from the 2006 Plan which expire at various dates through November 2024.

The cumulative status at December 31, 2017 and 2016, of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (yrs)	Value
Outstanding at January 1, 2016	572,857	$4.27
Exercised	(5,000)	0.84
Forfeited	(139,186)	4.29
Expired	(31,000)	3.25
Outstanding at December 31, 2016	397,671	$4.39
Exercised	(16,224)	0.84
Outstanding at December 31, 2017	381,447	$4.54	2.6	$-
Options exercisable at December 31, 2016	267,668	$5.07	3.0	$-
Options exercisable at December 31, 2017	303,829	$5.03	2.0	$-
Options expected to vest	77,618	$2.64	4.8	$-

There were no Non-Employee Director Stock Options outstanding at December 31, 2017 and 2016.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans (continued)

Information related to the weighted average fair value of nonvested stock options for the year ended December 31, 2017 is as follows:

		Weighted
		Average
		Exercise
	Stock Options	Price
Employee Stock Options
Nonvested options at January 1, 2017	130,003	$3.12
Vested	(52,385)	3.51
Nonvested options at December 31, 2017	77,618	$2.64

Exercise prices range from $0.84 to $6.00 for options at December 31, 2017. The weighted average option price for all options outstanding was $4.54 with a weighted average remaining contractual life of 2.6 years at December 31, 2017. The weighted average option price for all options outstanding was $4.39 with a weighted average remaining contractual life of 3.8 years at December 31, 2016.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.	Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31.

	2017	2016
Deferred tax assets
NOL carryforwards	$1,038,000	$1,816,000
General business credits carryforwards	244,000	221,000
Stock based compensation	64,000	80,000
UNICAP	30,000	44,000
Allowance for doubtful accounts	3,000	6,000
Reserve for obsolete inventories	12,000	24,000
Reserve for asset retirement	14,000	24,000
Property and equipment	(159,000)	(283,000)
	1,246,000	1,932,000
Valuation allowance	(1,246,000)	(1,932,000)
Net	$-	$-

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%. Accordingly, the Company has modified the value of deferred tax assets and liabilities including the net operating loss carryover benefit at December 31, 2017. Prior to enactment of the new tax reform, the Company had total net deferred tax assets of $1,912,000 before full valuation reserve at December 31, 2017. Taking the new tax reform into consideration, the total net deferred tax assets was $1,246,000 before full valuation reserve at December 31, 2017.

A valuation allowance has been recorded against the realizability of the net deferred tax asset such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $1,246,000 and $1,932,000 at December 31, 2017 and 2016, respectively.

The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,900,000 and $5,200,000 at December 31, 2017 and 2016, respectively, which expire in varying amounts through 2037.

For the years ended December 31, 2017 and 2016, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2017	2016
Federal statutory rate	35.0%	35.0%
State/city tax	24.0	0.0
Non-deductible expense	532.6	(8.7)
Valuation allowance	(567.6)	(26.3)
Effective rate	24.0%	0.0%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.	Income Taxes (continued)

Components of the income tax provision are as follows:

	2017	2016
Current	$1,921	$-
Deferred:
NOL utilization/expiration under 2017 tax law	87,247	(183,000)
General business credits	(23,087)	(22,000)
Other temporary differences	(43,756)	17,000
Change in valuation allowance	(20,404)	188,000
Change in NOL benefit due to 2018 Tax Reform	691,695	-
Change in temporary differences due to 2018 Tax Reform	(25,595)	-
Change in valuation allowance due to 2018 Tax Reform	(666,100)	-
Total	$1,921	$-

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

The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2017 and 2016.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2014 through 2017 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, short-term notes payable and capital lease obligations and current maturities of long-term notes payable and capital lease obligations: Amounts reported in the balance sheet approximate fair market value due to the short maturity of these instruments.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.	Fair Value of Financial Instruments (continued)

•	Long-term note payable obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on the obligations range from 3% to 6.2%, which approximates current fair market rates.

Note 10.	Asset Retirement Obligation

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2016	$65,578

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	-
Balance at December 31, 2016	$65,578

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	1,218
Balance at December 31, 2017	$66,796

Note 11.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through February 1, 2019.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

Note 12.	Subsequent Event

During January 2018, the Company entered into a capital lease agreement in the amount of $105,325 for new production equipment. This lease includes a term of 48 months and an interest rate of 4.6%.

