Form 10-Q
period 2018-03-31
SCI Engineered Materials, Inc.
filed 2018-05-03
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

4,205,025 shares of Common Stock, without par value, were outstanding at April 30, 2018.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	3

	Statements of Operations for the Three Months Ended March 31, 2018 and 2017 (unaudited)	5

	Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	18

Signatures		20

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2018	2017
	(UNAUDITED)
Current Assets
Cash	$1,976,455	$920,802
Accounts receivable, less allowance for doubtful accounts of $15,000	283,689	336,009
Inventories	812,584	617,444
Prepaid expenses	177,930	138,175
Total current assets	3,250,658	2,012,430

Property and Equipment, at cost
Machinery and equipment	7,959,069	7,824,563
Furniture and fixtures	132,543	132,543
Leasehold improvements	327,904	327,904
Construction in progress	97,489	22,504
	8,517,005	8,307,514
Less accumulated depreciation	(6,540,737)	(6,422,448)
	1,976,268	1,885,066

Other assets	51,989	52,078

TOTAL ASSETS	$5,278,915	$3,949,574

 The accompanying notes are an integral part of these financial statements.

 SCI ENGINEERED MATERIALS, INC.

 BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2018	2017
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$152,599	$129,500
Notes payable, current portion	142,242	221,105
Accounts payable	374,164	307,498
Customer deposits	1,638,682	407,956
Accrued compensation	44,197	83,314
Accrued expenses and other	125,583	138,662
Total current liabilities	2,477,467	1,288,035

Capital lease obligations, net of current portion	223,830	181,744
Total liabilities	2,701,297	1,469,779

Commitments and contingencies

Shareholders’ Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	520,476	514,438
Common stock, no par value, authorized 15,000,000 shares; 4,203,864 and 4,185,839 shares issued and outstanding, respectively	10,149,155	10,131,307
Additional paid-in capital	2,286,174	2,289,474
Accumulated deficit	(10,378,187)	(10,455,424)
Total shareholders’ equity	2,577,618	2,479,795

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,278,915	$3,949,574

 The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	2018	2017

Revenue	$1,846,858	$1,371,916

Cost of revenue	1,384,846	1,034,931

Gross profit	462,012	336,985

General and administrative expense	247,168	254,438

Research and development expense	65,839	82,612

Marketing and sales expense	60,792	28,889

Income (loss) from operations	88,213	(28,954)

Interest	7,728	11,494

Income (loss) before provision for income taxes	80,485	(40,448)

Income taxes	3,248	-

Net income (loss)	77,237	(40,448)

Dividends on preferred stock	6,038	6,038

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$71,199	$(46,486)

Earnings per share - basic and diluted
(Note 7)

Income (loss) per common share
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

Weighted average shares outstanding
Basic	4,196,512	4,103,510
Diluted	4,205,638	4,103,510

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$77,237	$(40,448)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and accretion	119,384	114,179
Amortization	973	2,360
Stock based compensation	20,586	46,861
Inventory reserve	1,500	1,711
Changes in operating assets and liabilities:
Accounts receivable	52,320	(151,575)
Inventories	(196,640)	(190,423)
Prepaid expenses	(39,755)	(188,070)
Other assets	(97)	948
Accounts payable	66,666	275,186
Accrued expenses and customer deposits	1,178,006	265,441
Net cash provided by operating activities	1,280,180	136,170

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(104,737)	(61,520)
Net cash used in investing activities	(104,737)	(61,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital lease obligation	-	51,775
Principal payments on capital lease obligations and notes payable	(119,790)	(79,896)
Net cash used in financing activities	(119,790)	(28,121)

NET INCREASE IN CASH	1,055,653	46,529

CASH - Beginning of period	920,802	730,352

CASH - End of period	$1,976,455	$776,881

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the periods for:
Interest	$7,916	$11,604

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES
Property and equipment purchased by capital lease	105,325	103,550
Increase in asset retirement obligation	525	305

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2017. Interim results are not necessarily indicative of results for the full year.

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

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2019, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-02 on its financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date,” which revises the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”) to interim and annual periods beginning after December 15, 2017, with early adoption permitted no earlier than interim and annual periods beginning after December 15, 2016. In May 2014, the FASB issued ASU 2014-09, which amends current revenue guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s analysis of sales contracts under ASC 606 supports the recognition of revenue at a point in time, typically when title passes to the customer upon shipment, which is consistent with the previous revenue recognition model. The Company utilized the modified retrospective approach, which required a cumulative adjustment to retained earnings and no adjustments to prior periods. The Company adopted this guidance as of January 1, 2018. There was no material impact on the Company’s financial statements or disclosures.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 4.	Common Stock and Stock Options

Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $20,586 and $46,861 for the three months ended March 31, 2018 and 2017, respectively. Unrecognized compensation expense was $17,338 as of March 31, 2018 and will be recognized through 2019. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 18,025 and 21,069 aggregate shares of common stock of the Company during the three months ended March 31, 2018 and 2017, respectively. The stock had an aggregate value of $17,849 and $16,839 for the three months ended March 31, 2018 and 2017, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

The cumulative status of options granted and outstanding at March 31, 2018, and December 31, 2017, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2017	397,671	$4.39
Exercised	(16,224)	0.84
Outstanding at December 31, 2017	381,447	$4.54
Outstanding at March 31, 2018	381,447	$4.54
Options exercisable at December 31, 2017	303,829	$5.03
Options exercisable at March 31, 2018	303,829	$5.03

Exercise prices for options ranged from $0.84 to $6.00 at March 31, 2018. The weighted average option price for all options outstanding at March 31, 2018, was $4.54 with a weighted average remaining contractual life of 2.4 years. There were no non-employee director stock options outstanding during 2018 and 2017.

Note 5.	Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended March 31, 2018 and 2017. The Company had accrued dividends on Series B preferred stock of $271,710 at March 31, 2018, and $265,672 at December 31, 2017. These amounts are included in Convertible preferred stock, Series B on the balance sheet at March 31, 2018 and December 31, 2017.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 6.	Inventories

Inventories consisted of the following:	March 31,	December 31,
	2018	2017
	(unaudited)
Raw materials	$436,771	$141,733
Work-in-process	314,934	370,318
Finished goods	118,379	161,393
Inventory reserve	(57,500)	(56,000)
	$812,584	$617,444

Note 7.	Earnings Per Share

Basic income per share is calculated as income applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income applicable to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three months ended March 31, 2018, all convertible preferred stock and common stock options listed in Note 4 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share. The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,
	2018	2017

Income (loss) applicable
to common shares	$71,199	$(46,486)

Weighted average common
shares outstanding - basic	4,196,512	4,103,510

Effect of dilution	9,126	-
Weighted average
shares outstanding - diluted	4,205,638	4,103,510

Note 8.	Notes Payable

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. Currently, monthly payments of approximately $10,400, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of March 31, 2018 there was an outstanding balance of $142,242 on this loan. This loan is also subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 8.	Notes Payable (continued)

job creation and retention. The Company expects to maintain compliance with all covenants of this loan through the remainder of the loan.

During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million. This maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012. A final payment of approximately $50,400 was made as scheduled during February 2018 and this loan was repaid in full.

An Intercreditor Agreement exists as part of the above mentioned loans with agencies of the State of Ohio. The ODSA and OAQDA agree to shared lien and security interest through mutual covenants. These covenants include, but are not limited to, the creation of an agreed upon number of jobs, filing of quarterly and annual reports and various financial covenants. The Company was in compliance with all covenants at March 31, 2018. It is possible that the Company may not be in compliance with all covenants in future periods. In the past lenders granted the Company a waiver or amendment when relief was sought. If necessary, the Company will seek a waiver or amendment.

Note 9.	Income Taxes

Following is the income tax expense for the three months ended March 31:

	2018	2017
Federal - deferred	$-	$-
State and local	3,248	-
	$3,248	$-

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realization of the net deferred tax assets at March 31, 2018 and December 31, 2017.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,900,000 which expire in varying amounts through 2037.

Note 10.	Liquidity

Management has forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believes the Company will have sufficient liquidity at least through May 3, 2019.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which the Company operates.  The Company’s ability to maintain current operations is dependent upon its ability to achieve these forecasted results, which the Company believes will occur.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2017.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Overview

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  We are focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass, Thin Film Battery and Transparent Electronics).  Substantially all of our revenues are generated from customers with multi-national operations.  We have made considerable resource investment in the Thin Film Solar industry and several customers have adopted our products.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce power supplies. Through collaboration with end users and Original Equipment Manufacturers we develop innovative customized solutions enabling commercial success.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the three months ended March 31, 2018, we had total revenue of $1,846,858. This was an increase of $474,942, or 34.6%, compared to the three months ended March 31, 2017. Volume was higher in our thin film solar market as well as volume and pricing in our photonics market. Orders for thin film solar products accelerated throughout the first quarter of 2018 resulting in increased quarter end backlog. We are encouraged by developments in the global thin film solar market, led by manufacturing installations coming on line and announcements of new projects. We are actively working to extend our presence in this growing market and expect this increased volume in our thin film solar market to continue through at least the remainder of this year.

Gross profit was $462,012 for the three months ended March 31, 2018 compared to $336,985 for the same three months in 2017. This was an increase of $125,027 or 37.1%. Gross profit as a percentage of revenue was 25.0% for the first three months of 2018 compared to 24.6% for the same period in 2017.

Operating expenses were $373,799 and $365,939 for the three months ended March 31, 2018 and 2017, respectively. This was an increase of $7,860 or 2.1%.

For the three months ended March 31, 2018, we had net income after income taxes of $77,237 compared to net loss after taxes of $40,448 for the three months ended March 31, 2017.

We expect gross profit and net income after taxes in 2018 to be higher than 2017 based on orders booked and deposits received for solar products, as well as forecasts we have received for additional solar orders and order activity from our core photonics market.

Customer deposits increased 301.7% to $1,638,682 at March 31, 2018 from $407,956 at December 31, 2017, due primarily to orders received from our thin film solar market customers during the first quarter of 2018. Customer deposits represent cash received in advance of revenue earned. These orders are expected to ship during the second and third quarters of 2018. Revenue in our solar market for the first six months of 2018 is expected to exceed revenue for all of 2017.

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

SCI’s patent titled “Display having a transparent conductive oxide layer comprising metal doped zinc oxide applied by sputtering” (US patent No. 9,927,667) was issued on March 27, 2018. The transparent conductive oxides (TCOs) we developed in this patent have excellent electro-optical performance, high transmittance, high conductivity and good chemical resistance. This patent has various applications that include LCDs, micro LED, OLED, smart windows & mirrors, AR/VR goggles, e-papers, and wearable electronics. Our clients, in relevant applications, are entitled to use the patent number when referring to the devices covered by the patent and benefit from it. We believe the TCOs claimed and protected in the patent have wide and innovative applications which can put SCI in a unique position in the market as well as bring us additional business opportunities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three months ended March 31, 2018 (unaudited) compared to three months ended March 31, 2017 (unaudited):

Revenue

For the three months ended March 31, 2018, we had total revenue of $1,846,858. This was an increase of $474,942 or 34.6%, compared to the three months ended March 31, 2017. Volume was higher in our thin film solar market and both volume and pricing increased in our photonics market.

Revenue from product sales is recognized based on shipping terms or upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Gross Profit

Gross profit was $462,012 for the three months ended March 31, 2018 compared to $336,985 for the same three months in 2017. This was an increase of $125,027, or 37.1%. Gross profit as a percentage of revenue (gross margin) was 25.0% for the first three months of 2018 compared to 24.6% for the same period in 2017. The increase in gross profit was attributed to the improved revenue previously mentioned.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2018 decreased to $247,168 from $254,438 for the three months ended March 31, 2017, a decrease of 2.9%. The first quarter of 2018 included higher compensation of approximately $25,000 which was offset by lower non-cash stock compensation expense of approximately $26,000.

Professional Fees

Included in general and administrative expense was $50,902 and $55,544 for professional fees for the three months ended March 31, 2018 and 2017, respectively. These continued expenses are primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended March 31, 2018 was $65,839 compared to $82,612 for the same period in 2017, a decrease of 20.3%. This decrease was primarily related to lower wages. We continue to invest in developing new products for all of our markets including an innovative buffer layer for CIGS solar cells, transparent conductive oxide systems for applications in transparent electronics, thin film solar applications and ongoing development of thin film battery materials. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

Marketing and Sales Expense

Marketing and sales expense for the three months ended March 31, 2018, was $60,792 and $28,889 for the three months ended March 31, 2018 and 2017, respectively. This was an increase of

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

$31,903, or 110.4%. This increase is primarily related to higher wages and benefits of approximately $23,000 and travel expenses of approximately $5,000.

Stock Compensation Expense

Included in operating expenses were non-cash stock based compensation costs of $20,103 and $46,379 for the three months ended March 31, 2018 and 2017, respectively. This decrease is a result of stock options becoming fully vested in 2018. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense related to operating expense was $14,280 as of March 31, 2018 and will be recognized through 2019.

Interest

Interest was $7,728 and $11,494 for the three months ended March 31, 2018 and 2017, respectively. The decrease was due to lower principal balances. Interest expense is expected to continue to decrease as we anticipate paying the entire remaining balance of $142,242 on our note payable in 2018.

Income/(Loss) Applicable to Common Stock

Income applicable to common stock for the three months ended March 31, 2018, was $71,199 compared to loss applicable to common stock of $46,486 for the three months ended March 31, 2017. The improvement was due to higher revenue and gross profit in the first quarter of 2018.

Common Stock

The following schedule represents our outstanding common stock during the period of 2018 through 2024 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at March 31, 2018, if each shareholder exercises his or her options it would increase our common shares by 381,447 to 4,585,311 by December 31, 2024. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2018	5,000	4,208,864	$3.10
2019	271,500	4,480,364	$6.00
2024	104,947	4,585,311	$0.84

Liquidity and Capital Resources

Cash

As of March 31, 2018 cash on hand was $1,976,455. Cash on-hand was $920,802 at December 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Working Capital

At March 31, 2018 working capital was $773,191, compared to $724,395 at December 31, 2017, an increase of $48,796, or 6.7%. As discussed below, cash increased approximately $1,056,000.

Inventories increased approximately $195,000 and customer deposits increased approximately $1,231,000 due to orders received primarily from our thin film solar market during the first quarter of 2018. Current debt obligations decreased approximately $56,000 due to the final payment of the OAQDA note payable in February 2018.

Cash from Operations

Net cash provided by operating activities was approximately $1,280,000 and $136,000 for the three months ended March 31, 2018 and 2017, respectively. Included in expenses were depreciation and amortization of approximately $120,000 and $117,000 and non-cash stock based compensation costs of approximately $21,000 and $47,000 for the three months ended March 31, 2018 and 2017, respectively. In addition, accrued expenses and customer deposits were approximately $1,178,000 and $265,000 for the three months ended March 31, 2018 and 2017, respectively. This increase was due primarily to deposits for orders received from our thin film solar market customers during the first quarter of 2018.

Cash from Investing Activities

Cash of approximately $105,000 was used in investing activities during the three months ended March 31, 2018, compared to approximately $62,000 during the three months ended March 31, 2017.

Cash from Financing Activities

Cash of approximately $120,000 and $80,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the three months ended March 31, 2018 and 2017, respectively.

Debt Outstanding

Total debt outstanding decreased to approximately $519,000 at March 31, 2018, from approximately $532,000 at December 31, 2017, a decrease of 2.6%. Debt issuance costs of $787 at December 31, 2017 are netted for financial statement presentation. There were no debt issuance costs at March 31, 2018. During the first three months of 2018 we incurred a new capital lease obligation of approximately $105,000.

Liquidity

We have forecasted revenues and related costs as well as investing plans and financing needs to determine liquidity to meet cash flow requirements and believe we will have sufficient liquidity at least through May 3, 2019.  This forecast was based on current cash levels and debt obligations, and the best estimates of revenues primarily from existing customers and gave consideration to the continued and possible increased levels of uncertainty in demand in the markets in which we operate.  Our ability to maintain current operations is dependent upon our ability to achieve these forecasted results, which we believe will occur.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation allowance, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors

Item 4.	Controls and Procedures (continued)

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on February 1, 2018, for the year ended December 31, 2017, relating to insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In order to remediate this weakness, we will need to hire additional employees. Although we will periodically reevaluate this situation, at this point we consider that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2018, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6.	Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

Item 6.	Exhibits (continued)

10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.5	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 10-K, dated March 19, 2013).

10.6	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10.7	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10.8	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

10.9	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of July 21, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 22, 2016).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated May 3, 2018, entitled “SCI Engineered Materials, Inc. Reports Improved First Quarter 2018 Results.”

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (iv) Notes to Financial Statements.*

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 3, 2018	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

