Form 10-Q
period 2018-06-30
SCI Engineered Materials, Inc.
filed 2018-08-01
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

4,222,490 shares of Common Stock, without par value, were outstanding at July 31, 2018.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements

		Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	3

		Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017 (unaudited)	5

		Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (unaudited)	6

		Notes to Financial Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	N/A

	Item 1A.	Risk Factors	N/A

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Mine Safety Disclosures	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	19

	Signatures		21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(UNAUDITED)
ASSETS
Current Assets
Cash	$2,582,296	$920,802
Accounts receivable, less allowance for doubtful accounts of $15,000	755,372	336,009
Inventories	1,565,904	617,444
Prepaid expenses	219,533	138,175
Total current assets	5,123,105	2,012,430

Property and Equipment, at cost
Machinery and equipment	8,040,514	7,824,563
Furniture and fixtures	132,543	132,543
Leasehold improvements	360,225	327,904
Construction in progress	5,515	22,504
	8,538,797	8,307,514
Less accumulated depreciation	(6,661,524)	(6,422,448)
	1,877,273	1,885,066

Other Assets	59,322	52,078

TOTAL ASSETS	$7,059,700	$3,949,574

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2018	2017
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$152,684	$129,500
Notes payable, current portion	112,179	221,105
Accounts payable	660,438	307,498
Customer deposits	2,753,805	407,956
Accrued compensation	137,780	83,314
Accrued expenses and other	159,565	138,662
Total current liabilities	3,976,451	1,288,035

Capital lease obligations, net of current portion	186,340	181,744
Total liabilities	4,162,791	1,469,779

Commitments and contingencies

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	502,362	514,438
Common stock, no par value, authorized 15,000,000 shares; 4,221,796 and 4,185,839 shares issued and outstanding, respectively	10,167,903	10,131,307
Additional paid-in capital	2,283,821	2,289,474
Accumulated deficit	(10,057,177)	(10,455,424)
	2,896,909	2,479,795

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,059,700	$3,949,574

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017

Revenue	$2,543,751	$1,911,498	$4,390,609	$3,283,414

Cost of revenue	1,754,222	1,448,651	3,139,068	2,483,582

Gross profit	789,529	462,847	1,251,541	799,832

General and administrative expense	282,539	256,112	529,707	510,550

Research and development expense	87,696	79,175	153,535	161,787

Marketing and sales expense	89,804	46,581	150,596	75,470

Income from operations	329,490	80,979	417,703	52,025

Interest	5,236	10,710	12,964	22,204

Income before provision for income taxes	324,254	70,269	404,739	29,821

Income tax expense	3,244	948	6,492	948

Net income	321,010	69,321	398,247	28,873

Dividends on preferred stock	6,038	6,038	12,076	12,076

INCOME APPLICABLE TO COMMON SHARES	$314,972	$63,283	$386,171	$16,797

Earnings per share - basic and diluted (Note 7)
Income per common share
Basic	$0.07	$0.02	$0.09	$0.00
Diluted	$0.07	$0.02	$0.09	$0.00

Weighted average shares outstanding
Basic	4,214,605	4,125,880	4,205,608	4,114,756
Diluted	4,222,613	4,125,880	4,206,762	4,114,756

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$398,247	$28,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	242,250	229,552
Amortization	1,554	4,719
Stock based compensation	43,019	97,531
Inventory reserve	3,000	-
Changes in operating assets and liabilities:
Accounts receivable	(419,363)	(202,615)
Inventories	(951,460)	(1,346,495)
Prepaid expenses	(81,358)	(17,908)
Other assets	(8,011)	948
Accounts payable	352,940	200,519
Accrued expenses and customer deposits	2,395,906	1,461,646
Net cash provided by operating activities	1,976,724	456,770

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(127,972)	(43,870)
Net cash used in investing activities	(127,972)	(43,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations and notes payable	(187,258)	(159,631)
Net cash used in financing activities	(187,258)	(159,631)

NET INCREASE IN CASH	1,661,494	253,269

CASH - Beginning of period	920,802	730,352

CASH - End of period	$2,582,296	$983,621

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$13,704	$22,420
Income taxes	6,492	948

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by capital lease	105,325	103,550
Increase in asset retirement obligation	1,160	609

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

The core principle of ASC 606 is supported by five steps which are listed below:

1.	Identify the contract with the customer.
2.	Identify the performance obligation in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to performance obligations in the contract.
5.	Recognize revenue when or as the Company satisfies a performance obligation.

The Company adopted this guidance as of January 1, 2018 utilizing the modified retrospective approach method as applied to customer contracts that were not completed as of January 1, 2018. As a result financial information for reporting periods beginning on or after January 1, 2018 are presented in accordance with ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s revenue recognition policies prior to the adoption of ASC 606. Implementation of the standard did not have a material impact on the Company’s financial statements as the Company’s method for recognizing revenue subsequent to the implementation of ASC 606 does not vary significantly from its revenue recognition practices under the prior revenue standard. Accordingly, there was no required cumulative adjustment to retained earnings as of January 1, 2018.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 3.	Recent Accounting Pronouncements (continued)

The Company enters into contracts with its customers that generally represent purchase orders specifying general terms and conditions, order quantities and per unit product price. The Company has determined that each unit of product purchased represents a separate performance obligation. The Company satisfies its performance obligations and recognizes revenue at a point in time when control of a unit of product is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. For the majority of product sales, transfer of control occurs when the products are shipped from the Company's manufacturing facility to the customer. The cost of delivering products to the Company's customers is recorded as a component of cost of products sold. Those costs may include the amounts paid to a third party to deliver the products. Any freight costs billed to and paid by a customer are included in revenue.

The Company considers collectability of amounts due under a contract to be probable upon inception of a sale based on an evaluation of the credit worthiness of each customer. The Company sells its products typically under agreements with payment terms less than 45 days. The Company does not typically include extended payment terms or significant financing components in contracts with customers. The majority of the Company’s contracts have an obligation to transfer products within one year. Sales commissions are expensed when incurred and recorded within marketing and sales expenses. The Company treats shipping and handling activities that occur after control of the product transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation. Customer deposits are funds received in advance from customers and are recognized as revenue when the Company has transferred control of product to the customer.

During the three months ended June 30, 2018 and 2017, revenue from the Photonics market was approximately 84.1% and 99.7% of total revenue, respectively. During the six months ended June 30, 2018 and 2017, revenue from the Photonics market was approximately 85.3% and 96.3% of total revenue, respectively. The balance of the revenue in these periods was almost entirely from the Thin Film Solar market with the exception of the second quarter of 2017. There was no revenue from the Thin Film Solar market for the three months ended June 30, 2017. The top two customers represented approximately 68.3% and 80.5% of total revenue for the six months ended June 30, 2018 and 2017, respectively. International shipments resulted in 14.9% and 9.1% of total revenue for the first six months of 2018 and 2017, respectively.

Note 4.	Common Stock and Stock Options

Stock Based Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $22,433 and $50,669 for the three months ended June 30, 2018 and 2017, respectively. Non cash stock based compensation expense was $43,019 and $97,531 for the six months ended June 30, 2018 and 2017, respectively. Unrecognized compensation expense was $42,066 as of June 30, 2018 and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 35,957 and 44,623 aggregate shares of common stock of the Company during the six months ended June 30, 2018 and 2017, respectively. The stock had an aggregate value of $36,597 and $37,486 for the six months ended June 30, 2018 and 2017, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 4.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at June 30, 2018, and December 31, 2017, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2017	397,671	$4.39
Exercised	(16,224)	0.84
Outstanding at December 31, 2017	381,447	$4.54
Granted	41,719	1.25
Expired	(5,000)	3.10
Outstanding at June 30, 2018	418,166	$4.23
Options exercisable at December 31, 2017	303,829	$5.03
Options exercisable at June 30, 2018	325,979	$5.14

Exercise prices for options ranged from $0.84 to $6.00 at June 30, 2018. The weighted average option price for all options outstanding at June 30, 2018, was $4.23 with a weighted average remaining contractual life of 2.9 years. There were no non-employee stock options outstanding during 2018 or 2017.

Note 5.	Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended June 30, 2018 and 2017 and $12,076 for the six months ended June 30, 2018 and 2017. The Company had accrued dividends on Series B preferred stock of $253,596 at June 30, 2018, and $265,672 at December 31, 2017. These amounts are included in Convertible preferred stock, Series B on the balance sheet at June 30, 2018 and December 31, 2017. In June of 2018, the Board of Directors approved a cash dividend in the amount of $24,152 to shareholders of record as of June 30, 2018 that was paid on July 16, 2018. Included in accrued expenses at June 30, 2018 was the accrual of $24,152 for the dividend paid in July 2018.

Note 6.	Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2018	2017
	(unaudited)
Raw materials	$676,053	$141,733
Work-in-process	817,545	370,318
Finished goods	131,306	161,393
Inventory reserve	(59,000)	(56,000)
	$1,565,904	$617,444

Note 7.	Earnings Per Share

Basic income per share is calculated as income applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income applicable to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three and six months ended June 30, 2018 and 2017, all convertible preferred stock and common stock options listed in Note 4 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 7.	Earnings Per Share (continued)

The following is provided to reconcile the earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Income applicable to common shares	$314,972	$63,283	$386,171	$16,797

Weighted average common shares outstanding - basic	4,214,605	4,125,880	4,205,608	4,114,756

Effect of dilution	8,008	-	1,154	-
Weighted average shares outstanding - diluted	4,222,613	4,125,880	4,206,762	4,114,756

Note 8.	Notes Payable

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. Currently, monthly payments of approximately $10,400, including principal, interest and servicing fee are due through October 2018. A final payment of approximately $71,900 is due November 2018. The loan is collateralized by the related project equipment. As of June 30, 2018 there was an outstanding balance of $112,179 on this loan. This loan is subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. The Company was in compliance with all covenants at June 30, 2018. During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million. This maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012. A final payment of approximately $50,400 was made as scheduled during February 2018 and this loan was repaid in full.

Note 9.	Income Taxes

Following is the income tax expense for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Federal - deferred	$-	$-	$-	$-
State and local	3,244	948	6,492	948
	$3,244	$948	$6,492	$948

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at June 30, 2018 and December 31, 2017.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,900,000 which expire in varying amounts through 2037.

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

Overview

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  We are focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass, Thin Film Battery and Transparent Electronics).  Substantially all of our revenues are generated from customers with multi-national operations.  Sales to Photonics customers fluctuate from time to time and represent a substantial amount of our revenue. We have made considerable resource investment in the Thin Film Solar market and several new customers have recently adopted our products.  Thin Film Battery is a developing market where manufacturers of batteries use our products to produce power supplies. Through collaboration with end users and Original Equipment Manufacturers we develop innovative customized solutions enabling commercial success.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the three months ended June 30, 2018, we had total revenue of $2,543,751. This was an increase of $632,253, or 33.1%, compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, we had total revenue of $4,390,609. This was an increase of $1,107,195, or 33.7%, compared to the six months ended June 30, 2017. Volume was higher in our thin film solar market as well as volume and pricing in our photonics market. Orders for thin film solar products accelerated throughout the first half of 2018 resulting in increased quarter end backlog. We are encouraged by developments in the global thin film solar market, led by manufacturing installations coming on line and announcements of new projects. We are actively working to extend our presence in this growing market and expect this increased volume in our thin film solar market to continue through at least the remainder of this year.

Gross profit was $789,529 for the three months ended June 30, 2018 compared to $462,847 for the same three months in 2017. This was an increase of $326,682 or 70.6%. Gross profit as a percentage of revenue was 31.0% for the second quarter of 2018 compared to 24.2% for the same period in 2017. Gross profit was $1,251,541 for the six months ended June 30, 2018 compared to $799,832 for the same period in 2017. This was an increase of $451,709 or 56.5%. Gross profit as a percentage of revenue was 28.5% for the first half of 2018 compared to 24.4% for the same period in 2017.

Operating expenses were $460,039 and $381,868 for the three months ended June 30, 2018 and 2017, respectively. This was an increase of $78,171 or 20.5%. Operating expenses were $833,838 and $747,807 for the six months ended June 30, 2018 and 2017, respectively. This was an increase of $86,031 or 11.5%.

For the three months ended June 30, 2018, we had net income after income taxes of $321,010 compared to $69,321 for the three months ended June 30, 2017. For the six months ended June 30, 2018, we had net income after income taxes of $398,247 compared to $28,873 for the six months ended June 30, 2017. The impact of recently enacted tariffs imposed by the U.S. Government could have a negative impact on our gross profit and net income in future periods.

We expect gross profit and net income after taxes in 2018 to be higher than 2017 based on orders booked and deposits received for solar products, as well as forecasts we have received for additional solar orders and order activity from our core photonics market.

Customer deposits increased 575.0% to $2,753,805 at June 30, 2018 from $407,956 at December 31, 2017, due to orders received from our thin film solar market and photonics market customers during the first half of 2018. Customer deposits represent cash received in advance of revenue earned. These orders are expected to ship during the second half of 2018 and the first half of 2019. Revenue in our solar market for the first six months of 2018 exceeded revenue in our solar market for all of 2017.

We have new materials under development that may replace the Cadmium Sulfide buffer layer in CIGS solar cells. These materials were tested at Case Western Reserve University and the results support the use of our innovative material in thin film solar applications that could lead to higher efficiencies. We are working with customers through product trials and qualifications to accelerate their application to market. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for the thin film solar and display markets. We also have ongoing development efforts with our thin film battery materials and transparent electronic products. These efforts include accelerating time to market for those products and involve research and development expense.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2018 (unaudited) compared to three and six months ended June 30, 2017 (unaudited):

Revenue

For the three months ended June 30, 2018, we had total revenue of $2,543,751. This was an increase of $632,253 or 33.1%, compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, we had total revenue of $4,390,609 compared to $3,283,414 for the same period in 2017. This was an increase of $1,107,195 or 33.7%, compared to the six months ended June 30, 2017. Volume was higher in our thin film solar market as well as volume and pricing in our photonics market. Revenue in our solar market for the first six months of 2018 exceeded revenue in our solar market for all of 2017. We anticipate revenue in the second half of 2018 to be similar to the first half of 2018.

Revenue from product sales is recognized based on shipping terms or upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Gross Profit

Gross profit was $789,529 for the three months ended June 30, 2018 compared to $462,847 for the same three months in 2017. This was an increase of $326,682 or 70.6%. Gross profit as a percentage of revenue (gross margin) was 31.0% for the second quarter of 2018 compared to 24.2% for the same period in 2017. Gross profit was $1,251,541 for the six months ended June 30, 2018 compared to $799,832 for the first six months of 2017. This was an increase of $451,709 or 56.5%. Gross margin was 28.5% for the first six months of 2018 compared to 24.4% for the same period in 2017. The increase in gross profit and gross margin was attributed to increased revenue and pricing as well as improved product mix.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2018, and 2017 were $282,539 and $256,112, respectively, an increase of 10.3%. This increase was primarily related to higher compensation of approximately $49,000. The second quarter of 2017 included lower compensation due to cost cutting measures which were instituted late in 2016. The second quarter of 2018 included lower non-cash stock compensation expense by approximately $29,000 compared to the second quarter of 2017.

General and administrative expense for the six months ended June 30, 2018, and 2017 were $529,707 and $510,550, respectively, an increase of 3.8%. This increase was primarily related to higher compensation of approximately $63,000. The first half of 2017 included lower compensation due to cost cutting measures previously mentioned. The first half of 2018 included lower non-cash stock compensation expense by approximately $55,000 compared to the first half of 2017.

Professional Fees

Included in general and administrative expense was $44,732 and $41,688 for professional fees for the three months ended June 30, 2018 and 2017, respectively and $95,634 and $97,232 for professional fees for the six months ended June 30, 2018 and 2017, respectively. These continued expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended June 30, 2018 was $87,696 compared to $79,175 for the same period in 2017, an increase of 10.8%. This increase was related to increased compensation and benefits in addition to ongoing research. Research and development expense for the six months ended June 30, 2018 was $153,535 compared to $161,787 for the same period in 2017, a decrease of 5.1%. This decrease was primarily related to lower compensation and benefits which occurred during the first quarter of 2018. We continue to invest in developing new products for all of our markets including an innovative buffer layer for Thin Film solar cells, transparent conductive oxide systems for applications in transparent electronics, thin film solar applications and ongoing development of thin film battery materials. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing and Sales Expense

Marketing and sales expense was $89,804 and $46,581 for the three months ended June 30, 2018 and 2017, respectively. This was an increase of $43,223 or 92.8%. This increase was primarily related to higher wages and benefits of approximately $31,000 and sales rep commissions of approximately $9,000.

Marketing and sales expense was $150,596 and $75,470 for the six months ended June 30, 2018 and 2017, respectively. This was an increase of $75,126 or 99.5%. This increase was primarily related to higher wages and benefits of approximately $54,000, sales rep commissions of approximately $12,000, and travel expenses of approximately $7,000.

These higher Marketing and sales expenses were directly related to implementation of our growth strategy.

Stock Compensation Expense

Included in operating expenses were non-cash stock based compensation costs of $21,833 and $50,187 for the three months ended June 30, 2018 and 2017, respectively and $41,937 and $96,565 for the six months ended June 30, 2018 and 2017, respectively. This decrease is a result of stock options becoming fully vested in 2018. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense related to operating expense was $42,066 as of June 30, 2018 and will be recognized through 2023.

Interest

Interest was $5,236 and $10,710 for the three months ended June 30, 2018 and 2017, respectively, and $12,964 and $22,204 for the six months ended June 30, 2018 and 2017, respectively. The decrease was due to lower principal balances. Interest expense is expected to continue to decrease as we anticipate paying the entire remaining balance of $112,179 on our note payable in 2018.

Income Applicable to Common Stock

Income applicable to common stock for the three months ended June 30, 2018 and 2017 was $314,972 and $63,283, respectively. Income applicable to common stock for the six months ended June 30, 2018 and 2017 was $386,171 and $16,797, respectively. The improvement was due to higher revenue and gross profit.

Common Stock

The following schedule represents our outstanding common stock during the period of 2018 through 2028 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at June 30, 2018, if each shareholder exercises his or her options, it would increase our common shares by 418,166 to 4,639,962 by December 31, 2028. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2019	271,500	4,493,296	$6.00
2024	104,947	4,598,243	$0.84
2028	41,719	4,639,962	$1.25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash

Cash on hand at June 30, 2018 was $2,582,296 compared to $920,802 at December 31, 2017. This was an increase of $1,661,494 or 180.4%. The increase was primarily due to the receipt of customer deposits.

Working Capital

At June 30, 2018 working capital was $1,146,654 compared to $724,395 at December 31, 2017, an increase of $422,259 or 58.3%. Inventories increased approximately $948,000 and customer deposits increased approximately $2,346,000 due to orders received from our thin film solar market as well as our photonics market during the first half of 2018. Accounts receivable and accounts payable increased approximately $419,000 and $353,000 respectively. Current debt obligations decreased approximately $86,000 due to the final payment of the OAQDA note payable during the first quarter of 2018.

Cash from Operations

Net cash provided by operating activities was approximately $1,977,000 for the six months ended June 30, 2018 and approximately $457,000 for the six months ended June 30, 2017. Included in expenses were depreciation and amortization of approximately $244,000 and $234,000 and non-cash stock based compensation costs of approximately $43,000 and $98,000 for the six months ended June 30, 2018 and 2017, respectively. In addition, accrued expenses and customer deposits increased approximately $2,396,000 and $1,462,000 for the six months ended June 30, 2018 and 2017, respectively. The increase in 2018 was due primarily to deposits received from our thin film solar and photonics customers during the first half of 2018.

Cash from Investing Activities

Cash of approximately $128,000 was used in investing activities during the six months ended June 30, 2018, compared to approximately $44,000 during the six months ended June 30, 2017, principally for purchases of property and equipment.

Cash from Financing Activities

Cash of approximately $187,000 and $160,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the six months ended June 30, 2018 and 2017, respectively.

Debt Outstanding

Total debt outstanding decreased to approximately $451,000 at June 30, 2018, from approximately $532,000 at December 31, 2017, a decrease of 15.2%. Debt issuance costs of $787 at December 31, 2017 are netted for financial statement presentation. There were no debt issuance costs at June 30, 2018. During the first half of 2018 we incurred a new capital lease obligation of approximately $105,000.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended June 30, 2018, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6.	Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.5	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2013).

Part II. Other Information

Item 6.	Exhibits (continued)

10.6	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10.7	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10.8	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

10.9	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of July 21, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 22, 2016).

22.1	Description of matters submitted to vote of security holders (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 8, 2018).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated August 1, 2018, entitled “SCI Engineered Materials, Inc. Reports Record Net Income.”

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (iv) Notes to Financial Statements.*

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: August 1, 2018	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

