Form 10-Q
period 2018-09-30
SCI Engineered Materials, Inc.
filed 2018-10-31
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒

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

4,239,326 shares of Common Stock, without par value, were outstanding at October 30, 2018.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	5

	Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	19

Signatures		21

 PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 SCI ENGINEERED MATERIALS, INC.

 BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2018	2017
	(UNAUDITED)
Current Assets
Cash	$2,262,742	$920,802
Accounts receivable, less allowance for doubtful accounts of $15,000	356,432	336,009
Inventories	2,245,691	617,444
Prepaid expenses	530,794	138,175
Total current assets	5,395,659	2,012,430

Property and Equipment, at cost
Machinery and equipment	8,016,072	7,824,563
Furniture and fixtures	127,610	132,543
Leasehold improvements	360,225	327,904
Construction in progress	115,491	22,504
	8,619,398	8,307,514
Less accumulated depreciation	(6,626,510)	(6,422,448)
	1,992,888	1,885,066

Other Assets	62,202	52,078

TOTAL ASSETS	$7,450,749	$3,949,574

 The accompanying notes are an integral part of these financial statements.

 SCI ENGINEERED MATERIALS, INC.

 BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2018	2017
	(UNAUDITED)
Current Liabilities
Capital lease obligations, current portion	$133,891	$129,500
Notes payable, current portion	81,889	221,105
Accounts payable	429,291	307,498
Customer deposits	3,259,836	407,956
Accrued compensation	174,695	83,314
Accrued expenses and other	121,094	138,662
Total current liabilities	4,200,696	1,288,035

Capital lease obligations, net of current portion	167,237	181,744
Total liabilities	4,367,933	1,469,779

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	508,400	514,438
Common stock, no par value, authorized 15,000,000 shares; 4,239,326 and 4,185,839 shares issued and outstanding, respectively	10,205,526	10,131,307
Additional paid-in capital	2,281,941	2,289,474
Accumulated deficit	(9,913,051)	(10,455,424)
	3,082,816	2,479,795

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,450,749	$3,949,574

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2018	2017	2018	2017

Revenue	$2,652,635	$1,978,014	$7,043,244	$5,261,428

Cost of revenue	1,986,751	1,607,095	5,125,819	4,090,677

Gross profit	665,884	370,919	1,917,425	1,170,751

General and administrative expense	310,464	244,062	840,171	754,612

Research and development expense	98,514	90,927	252,049	252,714

Marketing and sales expense	110,209	51,421	260,805	126,891

Income (loss) from operations	146,697	(15,491)	564,400	36,534

Interest income (expense)	2,015	(9,862)	(10,949)	(32,066)

Income (loss) before provision for income taxes	148,712	(25,353)	553,451	4,468

Income tax	4,586	-	11,078	948

Net income (loss)	144,126	(25,353)	542,373	3,520

Dividends on preferred stock	6,038	6,038	18,114	18,114

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$138,088	$(31,391)	$524,259	$(14,594)

Earnings per share - basic and diluted (Note 7)
Income (loss) per common share
Basic	$0.03	$(0.01)	$0.12	$(0.00)
Diluted	$0.03	$(0.01)	$0.12	$(0.00)

Weighted average shares outstanding
Basic	4,232,214	4,149,537	4,214,573	4,126,478
Diluted	4,294,214	4,149,537	4,228,943	4,126,478

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$542,373	$3,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	344,163	344,089
Amortization	2,142	7,079
Stock based compensation	83,960	149,052
Net loss on disposal of equipment	275	-
Inventory reserve	(27,759)	(6,000)
Changes in operating assets and liabilities:
Accounts receivable	(20,423)	37,883
Inventories	(1,600,487)	(486,704)
Prepaid expenses	(392,619)	(11,384)
Other assets	(11,480)	948
Accounts payable	121,793	25,639
Accrued expenses and customer deposits	2,923,898	578,750
Net cash provided by operating activities	1,965,836	642,872

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(345,140)	(76,577)
Net cash used in investing activities	(345,140)	(76,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	840	-
Principal payments on capital lease obligations and notes payable	(255,444)	(240,156)
Payment of cumulative dividends on preferred stock	(24,152)	-
Net cash used in financing activities	(278,756)	(240,156)

NET INCREASE IN CASH	1,341,940	326,139

CASH - Beginning of period	920,802	730,352

CASH - End of period	$2,262,742	$1,056,491

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
Interest	$18,774	$32,427
Income taxes	11,078	948

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES
Property and equipment purchased by capital lease	105,325	103,550
Increase in asset retirement obligation	1,796	914

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1. Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  The Company is focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass, and Transparent Electronics).  Substantially all of the Company’s revenues are generated from customers with multi-national operations.  Through collaboration with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

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

During the three months ended September 30, 2018 and 2017, revenue from the Photonics market was approximately 71.5% and 94.8% of total revenue, respectively. During the nine months ended September 30, 2018 and 2017, revenue from the Photonics market was approximately 80.1% and 95.8% of total revenue, respectively. The balance of the revenue in these periods was almost entirely from the Thin Film Solar market. The top two customers represented approximately 62.6% and 82.3% of total revenue for the nine months ended September 30, 2018 and 2017, respectively. International shipments resulted in 19.6% and 6.5% of total revenue for the first nine months of 2018 and 2017, respectively.

Note 4. Common Stock and Stock Options

Stock based compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $40,491 and $51,521 for the three months ended September 30, 2018 and 2017, respectively. Non cash stock based compensation expense was $83,960 and $149,052 for the nine months ended September 30, 2018 and 2017, respectively. Unrecognized compensation expense was $37,908 as of September 30, 2018 and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 52,487 and 66,609 aggregate shares of common stock of the Company during the nine months ended September 30, 2018 and 2017, respectively. The stock had an aggregate value of $73,380 and $58,984 for the nine months ended September 30, 2018 and 2017, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

The cumulative status of options granted and outstanding at September 30, 2018, and December 31, 2017, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 4. Common Stock and Stock Options (continued)

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2017	397,671	$4.39
Exercised	(16,224)	0.84
Outstanding at December 31, 2017	381,447	$4.54
Granted	41,719	1.25
Exercised	(1,000)	0.84
Expired	(5,000)	3.10
Outstanding at September 30, 2018	417,166	$4.24
Options exercisable at December 31, 2017	303,829	$5.03
Options exercisable at September 30, 2018	324,979	$5.15

Exercise prices for options ranged from $0.84 to $6.00 at September 30, 2018. The weighted average option price for all options outstanding at September 30, 2018, was $4.24 with a weighted average remaining contractual life of 2.6 years. There were no non-employee stock options outstanding during 2018 or 2017.

Note 5. Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended September 30, 2018 and 2017 and $18,114 for the nine months ended September 30, 2018 and 2017. The Company had accrued dividends on Series B preferred stock of $259,634 at September 30, 2018, and $265,672 at December 31, 2017. These amounts are included in Convertible preferred stock, Series B on the balance sheet at September 30, 2018 and December 31, 2017. In July 2018, a cash dividend in the amount of $24,152 was paid to Series B preferred shareholders of record as of June 30, 2018.

Note 6. Inventories

Inventories consisted of the following:	September 30,	December 31,
	2018	2017
	(unaudited)
Raw materials	$1,061,892	$141,733
Work-in-process	1,117,396	370,318
Finished goods	94,643	161,393
Inventory reserve	(28,240)	(56,000)
	$2,245,691	$617,444

Note 7. Earnings Per Share

Basic income per share is calculated as income applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income applicable to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2018 and 2017, all convertible preferred stock and common stock options listed in Note 4 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 7. Earnings Per Share (continued)

The following is provided to reconcile the earnings per share calculations:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2018	2017	2018	2017

Income (loss) applicable
to common shares	$138,088	$(31,391)	$524,259	$(14,594)

Weighted average common
shares outstanding - basic	4,232,214	4,149,537	4,214,573	4,126,478

Effect of dilution	62,000	-	14,370	-
Weighted average
shares outstanding - diluted	4,294,214	4,149,537	4,228,943	4,126,478

Note 8. Notes Payable

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011. The term of the loan is 84 months at a fixed interest rate of 3%. There is also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. As of September 30, 2018 there was an outstanding balance of $81,889 on this loan. A payment of approximately $10,400, including principal, interest and servicing fee was paid in October 2018. The Company expects to make the final payment of approximately $71,900 in November 2018. This loan is subject to certain covenants, including job creation and retention. On July 21, 2014, the Company and ODSA signed a second amendment relating to the job creation and retention. The Company was in compliance with all covenants at September 30, 2018. During 2010, the Company also applied and was approved for a 166 Direct Loan through the Advanced Energy Program with the Ohio Air Quality Development Authority (OAQDA) to borrow up to approximately $1.4 million. This maximum commitment by the OAQDA was subsequently reduced to $368,906 on March 20, 2012. A final payment of approximately $50,400 was made as scheduled during February 2018 and this loan was repaid in full.

Note 9. Income Taxes

Following is the income tax expense for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Federal - deferred	$-	$-	$-	$-
State and local	4,586	-	11,078	948
	$4,586	$-	$11,078	$948

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realizability of the net deferred tax assets at September 30, 2018 and December 31, 2017.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,900,000 which expire in varying amounts through 2037.

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

Overview

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  We are focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass, and Transparent Electronics).  Substantially all of our revenues are generated from customers with multi-national operations.  Sales to Photonics customers fluctuate from time to time and currently represent a substantial amount of our revenue. We have made considerable resource investments in the Thin Film Solar market and several new customers have recently adopted our products.  Through collaboration with end users and Original Equipment Manufacturers we develop innovative customized solutions enabling commercial success.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the three months ended September 30, 2018, we had total revenue of $2,652,635. This was an increase of $674,621, or 34.1%, compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, we had total revenue of $7,043,244. This was an increase of $1,781,816, or 33.9%, compared to the nine months ended September 30, 2017, and also exceeded the total revenue of $6,801,365 for all of 2017. Volume was higher in our thin film solar market as well as in our photonics market. Orders for thin film solar products accelerated throughout the first nine months of 2018 resulting in increased quarter end backlog. We are encouraged by developments in the global thin film solar market, led by manufacturing installations coming on line and announcements of new projects. We are actively working to extend our presence in this growing market and expect this increased volume in our thin film solar market to continue through at least the first half of next year.

Gross profit was $665,884, for the three months ended September 30, 2018 compared to $370,919 for the same three months in 2017. This was an increase of $294,965, or 79.5%. Gross profit as a percentage of revenue was 25.1% for the third quarter of 2018 compared to 18.8% for the same period in 2017. Gross profit was $1,917,425 for the nine months ended September 30, 2018 compared to $1,170,751 for the same period in 2017. This was an increase of $746,674, or 63.8%. Gross profit as a percentage of revenue was 27.2% for the first nine months of 2018 compared to 22.3% for the same period in 2017.

Operating expenses were $519,187, and $386,410 for the three months ended September 30, 2018 and 2017, respectively. This was an increase of $132,777, or 34.4%. Operating expenses were $1,353,025 and $1,134,217 for the nine months ended September 30, 2018 and 2017, respectively. This was an increase of $218,808, or 19.3%.

For the three months ended September 30, 2018, we had net income of $144,126, compared to net loss of $25,353 for the three months ended September 30, 2017. For the nine months ended September 30, 2018, we had net income of $542,373, compared to $3,520 for the nine months ended September 30, 2017. The impact of recently enacted tariffs imposed by the U.S. Government is currently having an immaterial impact on our gross profit and net income.

We expect revenue in the fourth quarter of 2018 to be higher compared to the third quarter of 2018. If our expectations come to fruition, second half revenue in 2018 would exceed first half revenue by 40% or more. We expect gross profit and net income in the fourth quarter of 2018 to be higher than the third quarter of 2018 and contribute to record net income for the full-year 2018. Backlog has continued to increase since June 30, 2018 and includes a few new substantial orders involving relatively low margin business expected to ship in the fourth quarter of 2018.

Customer deposits increased nearly 700% to $3,259,836 at September 30, 2018 from $407,956 at December 31, 2017, due to orders received from our thin film solar market and photonics market customers during 2018. Customer deposits represent cash received in advance of revenue earned. These orders are expected to ship during the remainder of 2018 and the first half of 2019.

We have new materials under development that may replace the Cadmium Sulfide buffer layer in CIGS solar cells. These materials were tested at Case Western Reserve University and the results support the use of our innovative material in thin film solar applications that could lead to higher efficiencies. We are working with customers through product trials and qualifications to accelerate their application to market. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for the thin film solar and display markets as well as with our transparent electronic products. These efforts include accelerating time to market for those products and involve research and development expense.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2018 (unaudited) compared to three and nine months ended September 30, 2017 (unaudited):

Revenue

For the three months ended September 30, 2018, we had total revenue of $2,652,635. This was an increase of $674,621, or 34.1%, compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, we had total revenue of $7,043,244 compared to $5,261,428 for the same period in 2017. This was an increase of $1,781,816 or 33.9%, compared to the nine months ended September 30, 2017. Volume was higher in our thin film solar market and photonics market. We expect revenue in the fourth quarter of 2018 to be higher compared to the third quarter of 2018. If our expectations come to fruition, second half revenue in 2018 would exceed first half revenue by 40% or more.

Revenue from sales are recognized when the Company meets its performance obligations. Revenue from product sales is recognized based on shipping terms or upon shipment to customers. Provisions for discounts and rework costs for returns are established when products are shipped based on historical experience. Customer deposits represent cash received in advance of revenue earned.

Gross Profit

Gross profit was $665,884 for the three months ended September 30, 2018 compared to $370,919 for the same three months in 2017. This was an increase of $294,965, or 79.5%. Gross profit as a percentage of revenue (gross margin) was 25.1% for the third quarter of 2018 compared to 18.8% for the same period in 2017. Gross profit was $1,917,425 for the nine months ended September 30, 2018 compared to $1,170,751 for the first nine months of 2017. This was an increase of $746,674 or 63.8%. Gross margin was 27.2% for the first nine months of 2018 compared to 22.3% for the same period in 2017. The increase in gross profit and gross margin was attributed to increased revenue as well as improved product mix.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2018, and 2017 were $310,464 and $244,062, respectively, an increase of 27.2%. This increase was primarily related to higher compensation of approximately $74,000. The third quarter of 2017 included lower compensation due to cost cutting measures which were instituted late in 2016. The third quarter of 2018 included lower non-cash stock compensation expense by approximately $12,000 compared to the third quarter of 2017.

General and administrative expense for the nine months ended September 30, 2018, and 2017 were $840,171, and $754,612, respectively, an increase of 11.3%. This increase was primarily related to higher compensation of approximately $152,000. The first nine months of 2017 included lower compensation due to cost cutting measures previously mentioned. The first nine months of 2018 included lower non-cash stock compensation expense by approximately $67,000 compared to the same time period in 2017.

Professional Fees

Included in general and administrative expense was $35,022, and $42,118 for professional fees for the three months ended September 30, 2018 and 2017, respectively and $130,657, and $139,350 for professional fees for the nine months ended September 30, 2018 and 2017, respectively. These continued expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development Expense

Research and development expense for the three months ended September 30, 2018 was $98,514 compared to $90,927 for the same period in 2017, an increase of 8.3%. This increase was related to increased compensation and benefits in addition to ongoing research. Research and development expense for the nine months ended September 30, 2018 was $252,049 compared to $252,714 for the same period in 2017. We continue to invest in developing new products for all of our markets including an innovative buffer layer for Thin Film solar cells, transparent conductive oxide systems for applications in transparent electronics and thin film solar applications. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

Marketing and Sales Expense

Marketing and sales expense was $110,209 and $51,421 for the three months ended September 30, 2018 and 2017, respectively. This was an increase of $58,788 or 114.3%. This increase was primarily related to higher wages and benefits of approximately $32,000, sales rep commissions of approximately $13,000 and travel costs of approximately $11,000.

Marketing and sales expense was $260,805 and $126,891 for the nine months ended September 30, 2018 and 2017, respectively. This was an increase of $133,914 or 105.5%. This increase was primarily related to higher wages and benefits of approximately $91,000, sales rep commissions of approximately $25,000, and travel expenses of approximately $17,000.

These higher marketing and sales expenses were directly related to implementation of our growth strategy.

Stock Compensation Expense

Included in total expenses were non-cash stock based compensation costs of $40,941 and $51,521 for the three months ended September 30, 2018 and 2017, respectively and $83,960 and $149,052 for the nine months ended September 30, 2018 and 2017, respectively. This decrease is a result of stock options becoming fully vested in 2018. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense related to operating expense was $37,908 as of September 30, 2018 and will be recognized through 2023.

Interest

Interest income was $2,015 for the three months ended September 30, 2018 compared to interest expense of $9,862 for the three months ended September 30, 2017. Interest expense was $10,949 and $32,066 for the nine months ended September 30, 2018 and 2017, respectively. The improvement was due to lower principal balances on our debt and increased earned income on higher cash balances. Interest expense is expected to continue to decrease as we anticipate paying the entire remaining balance of $81,889 on our note payable during the fourth quarter of 2018.

Income/Loss Applicable to Common Shares

Income applicable to common shares for the three months ended September 30, 2018 was $138,088 compared to a loss of $31,391 for the three months ended September 30, 2017. Income applicable to common shares for the nine months ended September 30, 2018 was $524,259, compared to a loss of $14,594 for the nine months ended September 30, 2017. The improvement was due to higher revenue and gross profit.

Common Stock

The following schedule represents our outstanding common stock during the period of 2018 through 2028 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at September 30, 2018, if each shareholder exercises his or her options, it would increase our common shares by 417,166 to 4,656,492 by December 31, 2028. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price
2019	271,500	4,510,826	$6.00
2024	103,947	4,614,773	$0.84
2028	41,719	4,656,492	$1.25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash

Cash on hand at September 30, 2018 was $2,262,742 compared to $920,802 at December 31, 2017. This was an increase of $1,341,940 or 145.7%. The increase was primarily due to the receipt of customer deposits.

Working Capital

At September 30, 2018 working capital was $1,194,963 compared to $724,395 at December 31, 2017, an increase of $470,568 or 65.0%. Inventories increased approximately $1,628,000 and customer deposits increased approximately $2,852,000 due to orders received from our thin film solar market as well as our photonics market during 2018. Accounts receivable and accounts payable increased approximately $20,000 and $122,000 respectively. Prepaid expenses increased approximately $393,000 due to raw material purchased in September 2018 and received in October 2018. Current debt obligations decreased approximately $135,000 during 2018.

Cash from Operations

Net cash provided by operating activities was approximately $1,966,000 for the nine months ended September 30, 2018 and approximately $643,000 for the nine months ended September 30, 2017. Included in expenses were depreciation and amortization of approximately $346,000 and $351,000 and non-cash stock based compensation costs of approximately $84,000 and $149,000 for the nine months ended September 30, 2018 and 2017, respectively. In addition, accrued expenses and customer deposits increased approximately $2,924,000 and $579,000, for the nine months ended September 30, 2018 and 2017, respectively. The increase in 2018 was due primarily to deposits received from our thin film solar and photonics customers during 2018.

Cash from Investing Activities

Cash of approximately $345,000 was used in investing activities during the nine months ended September 30, 2018, compared to approximately $77,000 during the nine months ended September 30, 2017, principally for purchases of property and equipment.

Cash from Financing Activities

Cash of approximately $255,000 and $240,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the nine months ended September 30, 2018 and 2017, respectively. In July 2018, a cash payment in the amount of $24,152 was made for payment of accumulated dividends on preferred stock.

Debt Outstanding

Total debt outstanding decreased to approximately $383,000 at September 30, 2018, from approximately $532,000 at December 31, 2017, a decrease of 28.1%. Debt issuance costs of $787 at December 31, 2017 are netted for financial statement presentation. There were no debt issuance costs at September 30, 2018. During 2018 we incurred a new capital lease obligation of approximately $105,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. We will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholder’s equity and cash flows for all periods presented.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2018, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Part II. Other Information

Item 6. Exhibits

3.1	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.2	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3.3	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4.1	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4.2	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4.3	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006)

4.4	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.5	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4.6	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

10.1	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2012).

10.2	Description of amendment to the Loan Agreement between the Company and the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 9, 2012).

10.3	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 10, 2012).

10.4	Description of amendment to the Loan Agreement between the Company and The Ohio Air Quality Development Authority (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 19, 2012).

10.5	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2013).

Part II. Other Information

Item 6. Exhibits (continued)

10.6	Description of modification to payment schedules between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development and Description of Business Loan Agreement between the Company and The Huntington National Bank dated as of October 8, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 12, 2013).

10.7	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of December 20, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 26, 2013).

10.8	Description of amendment to the Loan Agreement between the Company and the Ohio Development Services Agency, formerly known as the Ohio Department of Development (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2014).

10.9	Description of amendment to Loan Documents between the Company and the Ohio Air Quality Development Authority dated as of July 21, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 22, 2016).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

32.1	Section 1350 Certification of Principal Executive Officer and Certification of Principal Financial Officer and Principal Accounting Officer.*

99.1	Press Release dated October 31, 2018, entitled “SCI Engineered Materials, Inc. Reports Nine Month and Third Quarter 2018 Results; Increases Full-Year Outlook.”

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (iv) Notes to Financial Statements.*

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: October 31, 2018	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

