Form 10-K
period 2018-12-31
SCI Engineered Materials, Inc.
filed 2019-02-05
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $4,191,160 on June 30, 2018. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 4,277,731 shares of the Registrant’s Common Stock outstanding on January 31, 2019.

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

Introduction

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), formerly Superconductive Components, Inc., an Ohio corporation, was incorporated in 1987.  We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  We are focused on markets within the PVD industry including Photonics, Thin Film Solar, Glass, and Transparent Electronics.  Substantially all of our revenues are generated from customers with multi-national operations.  We have made a considerable resource investment in the Thin Film Solar industry and a number of customers have adopted our products.  Through collaboration with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

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

We opened a subdivision, Target Materials Inc. (“TMI”), in 1991 to supply the increasing worldwide demand for sputtering and laser ablation targets. We became a full service manufacturer of high performance thin film materials, providing a wide selection of metals, ceramics, and alloys for sputtering targets, evaporation sources, and other PVD applications. We served the Research and Development market as well as the Industrial and Decorative Coating markets. During this time, we began to manufacture targets for the photovoltaic, flat panel display, and semiconductor industries.

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

For more than three decades we have been developing considerable expertise in the development and manufacturing ramp-up of innovative materials, such as Transparent Conductive Oxides (TCO) for Thin Film Solar (TFS) applications and targets for thin film batteries. Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions. We actively seek to partner with organizations to provide solutions for difficult material challenges.

Business

We are a supplier of materials to the PVD industry. Our customers need our materials to produce nano layers of metals and oxides for advanced material systems. Applications for PVD coatings range from everyday items to complex computer processors. Every day applications include transparent anti-scratch coatings on eyeglasses, coatings on kitchen faucets, as well as low emissivity glass for household windows. More technically advanced applications for our products include semiconductors, thin film solar, flat panel displays and photonics.

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

We have developed products for the TFS market. We are well positioned in the TFS area having supplied materials to that market for over twenty years from the early stages of TFS development. We continue to increase our visibility in the global arena by attending various trade shows targeted at the solar market. During the second half of 2016 we launched a new marketing and sales strategy that involves increased direct contact with customers and entry into contiguous markets. We also have representatives for Korea, China, and Taiwan in 2018. China was the largest market for our TFS products. Orders for TFS products significantly accelerated during 2018 resulting in increased year-end backlog. Market expansion is expected to continue in 2019 and we are poised to benefit, with minimal capital additions, as TFS continues to be adopted globally. We see increased opportunities in both domestic and foreign markets.

We continued to develop TCO systems for the solar and glass markets and added domestic and international customers for these products. The solar industry is projected to have strong growth for the next few decades. The TFS market, which we serve, is expected to gain market share beyond traditional applications to include, but not limited to, roof applications with low weight flexible products, vehicles and mobile devices during that period. Given current and future market opportunities, we continue to invest in research and development, marketing, and sales.

In 2018, we began to supply target materials to the roll to roll coating industry. Roll to roll PVD coating is an emerging market in which intermediate manufacturers use our advanced materials to coat flexible substrates for a wide range of applications. In a roll to roll coating system, multiple layers of different materials can be deposited over large areas on flexible substrates without costly down time associated with breaking vacuum. These coated substrates can be used as standalone products in high volume consumer goods or can be laminated into electronic and optical components such as solar panels, architectural glass and displays. Our rotatable bonding technology, compounded with our material development capabilities position us well in this emerging market for potential growth.

Late in 2018 we announced plans to begin manufacturing thin film solar products in China beginning mid-year 2019. Under a joint agreement with publicly owned Konfoong Materials International Co., LTD (KFMI), KFMI will bond rotatable thin film solar Aluminum Zinc Oxide cylinders produced in Columbus, Ohio for thin film solar customers in China. This arrangement is intended to enable us to provide an advantage to TFS customers and also to help assure access to this growing market. We will continue to produce the ceramic portion of the end product in our facility in Columbus. We will continue to exercise control over our trade secret and proprietary property through assiduous scrutiny of our Intellectual Property. Our products for photonics and thin film solar customers in areas other than China will continue to be bonded at our manufacturing facility in Columbus.

We continue to invest in developing new products for all current markets with emphasis on accelerating time to market.

For the year ended December 31, 2018, we had total revenue of $11,361,575. This was an increase of $4,560,210, or 67.0% compared to 2017. The increase was due to increased sales of thin film solar products plus pricing and product mix in our photonics markets.

Our largest customer represented approximately 36% of total revenues in 2018 and 72% in 2017.

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

Our corporate website is www.sciengineeredmaterials.com. The website is designed to serve customers, suppliers and investors with additional information in an easy to use format and includes expanded mobile access. There are also social media components, including LinkedIn® and Facebook®, to enhance the Company’s visibility and communication with all stakeholders. For customers and suppliers, there is expanded information about our product focus as well as a library of detailed product data sheets that continues to be updated. Investors can access current and archived information about the Company utilizing multiple electronic platforms.

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

Suppliers

Principal suppliers in 2018 were Johnson Matthey, Sophisticated Alloys and Six Nine Metals. In every case, we have established alternate vendors that can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Research and Development

We are developing sputtering targets for transparent electronic applications, which could be used to produce transparent thin film transistors via PVD processing. We have ongoing development for product improvements and new Transparent Conductive Oxide for Thin Film Solar and wide area coating applications. Much of the development for these new products is based on doping zinc oxide (ZnO). We have developed considerable expertize working with ZnO from our aluminum zinc oxide (AZO) development. We are also developing a dielectric material for semiconductor applications. We focus our research and development efforts in areas that build on our core competencies.

We are working with customers through product trials and qualifications. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for the thin film solar and display markets as well as with our transparent electronic products.

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

In 2017, we had a collaborative program with Kent State University to evaluate our TCO materials in liquid crystal display applications.

We have certain proprietary knowledge and trade secrets related to the manufacture of metal and metal oxide PVD materials. This includes specific patents directly related to our products and market focus (see Intellectual Property section below).

New Product Initiatives

We continue to develop TCO target materials for the Thin Film Solar market in partnership with both original equipment manufacturers and Thin Film Solar Cell panel fabricators.  A combination of Third Frontier grants and loans provided by the Ohio Development Services Agency and the Ohio Air Quality Development Authority enabled us to accelerate both our development of new products and expanding our manufacturing capacity to meet demands in an evolving marketplace. In addition, we have developed a Zinc Magnesium Oxide material that may be used as a buffer layer material in Copper Indium Gallium Diselenide (CIGS) solar cells.

Our research and development team includes two Ph.D.’s. One member of the team has a degree in Material Science and the other holds a doctorate in Physics. This diverse knowledge base is essential for our products to be successful. The applications in which we are involved require a deeper understanding than only the material properties. Our team provides knowledge in the areas of optical and electrical properties in these applications.

Intellectual Property

Our patent titled “Process for the removal of contaminants from sputtering target substrates” (US patent No. 10,138,545 B2) was issued on November 27, 2018. This provides a process for the removal of contaminants on a spent sputtering target used in Plasma Vapor Deposition, and a corresponding patent application is pending in China.

Our patent titled “Display having a transparent conductive oxide layer comprising metal doped zinc oxide applied by sputtering” (US patent No. 9,927,667) was issued on March 27, 2018. The transparent conductive oxides (TCOs) we developed in this patent have excellent electro-optical performance, high transmittance, high conductivity and good chemical resistance. This patent has various applications that include LCDs, micro LED, OLED, smart windows and mirrors, AR/VR goggles, e-papers, and wearable electronics, and a corresponding patent application is pending in China and Sweden. Our clients, in relevant applications, are entitled to use the patent number when referring to the devices covered by the patent and benefit from it. We believe the TCOs claimed and protected in the patent have wide and innovative applications which can put SCI in a unique position in the market as well as bring us additional business opportunities.

We also have corresponding patent applications in other jurisdictions for each of these applications, including in China, and we have an additional Provisional patent application relating to specific technology that protects our processes used in achieving superior bonding in rotatable targets.  We intend to file a regular application claiming priority to this application in a timely manner.

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

We have an additional provisional patent application that is pending relating to superior bonding processes and products, and it is our intention to continue to pursue protection of this technology through the patent process in the US and other jurisdictions.

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

We rely on a combination of patent and trademark law, license agreements, internal procedures and nondisclosure agreements to protect our intellectual property, which may be invalidated, circumvented or challenged.  In addition, the laws of some foreign countries in which our products may be produced or sold may not protect our intellectual property rights to the same extent as the laws of the United States.

Employees

We had 26 and 18 full-time employees as of December 31, 2018 and 2017, respectively. One of these employees holds a PhD in Material Science and another holds a PhD in Physics. One of these individuals has expertise in application for the Display market. We have never experienced a work stoppage and consider our relations with employees to be good. The employees do not have a bargaining unit.

Environmental Matters

We handle all materials according to federal, state and local environmental regulations and include Material Safety Data Sheets (MSDS) with all shipments to customers.  We maintain a collection of MSDS sheets for all raw materials used in the manufacture of products and maintenance of equipment and insure that all personnel follow the handling instructions contained in the MSDS for each material.  We contract with a reputable. fully permitted hazardous waste disposal company to dispose of the small amount of hazardous waste generated.

Collections and Write-offs

We collected receivables in an average of 42 days in 2018. We have occasionally written-off negligible amounts of accounts receivable as uncollectible. There were none in 2018 and 2017. We consider credit management critical to our success.

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

A substantial portion of our sales has been dependent upon certain principal customers, the loss of whom could materially negatively affect the Company’s total sales.

Our top two customers account for approximately 53% of our net sales for the fiscal year ended December 31, 2018. Although these customers have been on-going major customers of the Company for several years we do not have written agreements with these customers that require any minimum purchase obligations and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits. We cannot provide assurance that these customers or any of our other current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Our success depends on our ability to retain key management personnel.

Our success depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. The loss of services of one of our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel could have a material adverse effect on our business, operating results and financial condition. Dan Rooney, our chief executive officer has an employment agreement with the Company that contains non-competition provisions as well as severance payments. All other key management personnel have entered into non-competition agreements with the Company. Mr. Rooney announced his retirement effective during the second quarter of 2019. Jeremy Young, who has served as VP-Operations, assumed the role of President as of January 2, 2019 and will assume the role of chief executive officer upon Mr. Rooney’s retirement. Mr. Young has an employment agreement with the Company that contains non-competition provisions as well as severance payments. Although we have been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that we will be able to do so in the future.

Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business.

We believe our success depends on the efforts and talent of our employees, including technical and skilled mechanical personnel. Our future success depends on our continued ability to attract, develop, motivate and retain qualified and skilled employees. Competition for highly skilled technical, risk management and financial personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expenses in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training new employees, and the quality of our services and our ability to serve our customers could decline, resulting in a material adverse effect to our business.

If significant tariffs or other restrictions are placed on imports or any related counter-measures are taken by other countries, our revenue and results of operations may be materially harmed.

Import tariffs and/or other mandates imposed by sovereign governments could potentially lead to a trade war with other foreign governments, and could significantly increase the prices on raw materials that are critical to our business. We could be forced to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold.

We have a history of operating losses and may incur losses in the future.

For the year ended December 31, 2018 we had income from operations of $934,867 compared to $49,121 for the year ended December 31, 2017. We provide no assurances that we will be able to operate profitably in the future. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems within the thin film solar industry. We also have ongoing development efforts with our transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

During 2018 we reduced our accumulated deficit to approximately $9,548,000 at December 31, 2018. Management’s plans with respect to the objective of maintaining and improving liquidity and profitability in future years include continuing to expand our business in current markets and into new markets for our products, developing new products and increasing our revenue and presence in those markets. Management believes the actions that began during the last few years and continue today provide the opportunity for maintaining and improving liquidity and profitability. However, no assurances are made that such actions will result in sustained profitability.

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

Our ability to compete in our markets and to achieve future revenue growth could depend, in significant part, on our ability to protect our proprietary technology and operate without infringing upon the intellectual property rights of others. Late in 2018 we announced plans to begin manufacturing thin film solar products in China beginning midyear 2019. Under a joint agreement with publicly owned Konfoong Materials International Co., LTD (KFMI), KFMI will bond rotatable thin film solar Aluminum Zinc Oxide cylinders produced in Columbus, Ohio for thin film solar customers in China. Our products for photonics and thin film solar customers in areas other than China will continue to be bonded at our manufacturing facility in Columbus. This is the first time that we have entered into such a relationship in China and the legal regime in China for the protection of intellectual property rights is still at its early stage of development. Intellectual property protection became a national effort in China in 1979 when China adopted its first statute on the protection of trademarks. Since then, China has adopted its Patent Law, Trademark Law and Copyright Law and promulgated related regulations such as Regulation on Computer Software Protection, Regulation on the Protection of Layout Designs of Integrated Circuits and Regulation on Internet Domain Names. China has also acceded to various international treaties and conventions in this area, such as the Paris Convention for the Protection of Industrial Property, Patent Cooperation Treaty, Madrid Agreement and its Protocol Concerning the International Registration of Marks. In addition, when China became a party to the World Trade Organization in 2001, China amended many of its laws and regulations to comply with the Agreement on Trade-Related Aspects of Intellectual Property Rights. Despite many laws and regulations promulgated and other efforts made by China over the years to tighten up its regulation and protection of intellectual property rights, private parties may not enjoy intellectual property rights in China in the same way they do in many Western countries, including the US, and enforcement of such laws and regulations in China have not reached the levels reached in those countries. Both the administrative agencies and the court system in China are not well-equipped to deal with violations or handle the nuances and complexities between compliant technological innovation and non-compliant infringement.

Rights we have to patents and pending patent applications may be challenged.

During 2016 we were granted a federal trademark registration for “SCI Engineered Materials” and during 2015 we were granted a federal trademark for “the Science of Engineered Materials”.

Our patent titled “Process for the removal of contaminants from sputtering target substrates” (US patent No. 10,138,545 B2) was issued on November 27, 2018. This provides a process for the removal of contaminants on a spent sputtering target used in Plasma Vapor Deposition.

Our patent titled “Display having a transparent conductive oxide layer comprising metal doped zinc oxide applied by sputtering” (US patent No. 9,927,667) was issued on March 27, 2018. The transparent conductive oxides (TCOs) we developed in this patent have excellent electro-optical performance, high transmittance, high conductivity and good chemical resistance. This patent has various applications that include LCDs, micro LED, OLED, smart windows & mirrors, AR/VR goggles, e-papers, and wearable electronics. Our clients, in relevant applications, are entitled to use the patent number when referring to the devices covered by the patent and benefit from it. We believe the TCOs claimed and protected in the patent have wide and innovative applications which can put SCI in a unique position in the market as well as bring us additional business opportunities.

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

We are subject to anti-corruption laws in the jurisdictions in which we operate, including anti-corruption laws of China and the Federal Corrupt Practices Act (FCPA). Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anticorruption laws. Although we are in the process of implementing policies and procedures designed to ensure that we, our employees, distributors and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees, distributors and other intermediaries with respect to our business or any businesses that we may acquire. Because of our Chinese manufacturing relationship we will be encountering more government officials which may pose elevated risks of anti-corruption violations. Our manufacturing and sales activities puts us and our representatives in frequent contact with persons who may be considered "foreign officials" under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could have an adverse impact on our business, financial condition and results of operations.

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

The market for the Thin Film Battery materials is still in development. At present, we have customers for the materials we produce for Thin Film Batteries.  Since we have begun producing materials for the Thin Film Battery market, we have experienced no problems securing the supplies needed to produce the materials.  We do not anticipate supply problems in the near future.  However, changes in production methods and advancing technologies could render our current products obsolete and new production protocols may require supplies that are less available in the marketplace, which may cause a slowing or complete halt to production as well as increased costs which we may or may not be able to pass on to our customers.

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

The Thin Film Solar energy market that we supply is at a relatively early stage of development, and the extent to which thin film solar modules and flexible products will be widely adopted is uncertain. Although the industry has experienced rapid growth, overcapacity in the market previously created difficulties for some of our current and potential customers in the Thin Film Solar industry. Adoption of our products by specific areas of this market is important to our long term growth. If the technology proves unsuitable for widespread adoption at economically attractive rates of return or if demand for Thin Film Solar modules fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business or generate sufficient sales to achieve profitability.

Our failure to comply with our debt covenants could have a material adverse effect on our business, financial condition or results of operations.

Our debt agreements contain certain covenants. A breach of any of these covenants could result in a default under the applicable agreement. In the past our lenders have granted us a waiver or amendment when we sought relief from covenants. If a default were to occur, we would likely seek a waiver of that default, attempt to reset the covenant, or refinance the instrument and accompanying obligations. If we were unable to obtain this relief, the default could result in the acceleration of the total due related to that debt obligation. If a default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Any of these events, if they occur, could materially adversely affect our results of operations, financial condition, and cash flows. We retired two notes during 2018 that contained covenants.

A lack of credit and/or limited financing availability to the Company, its vendors, or end users could adversely affect our business.

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

We are subject to various federal, state and local environmental and health and safety laws and regulations with respect to our operations. These laws and regulations address various matters, including asbestos, fuel oil management, wastewater discharges, air emissions, and hazardous wastes. The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, with respect to leased property, we may be held liable for costs relating to the investigation and cleanup of our leased property from which there has been a release or threatened release of a regulated material as well as other properties affected by the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including, without limitation, governmental fines and injuries to persons, property or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. While we are not aware of any potential environmental problems, no assurances are made that such problems and costs associated with them will not arise in the future. If any of our properties were found to violate environmental laws, we may be required to expend significant amounts of time and money to rehabilitate the property, and we may be subject to significant liability. Any environmental compliance costs and liabilities incurred may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We are authorized to issue up to 15,000,000 shares of common stock, which may be issued by our Board of Directors for such consideration, as they may consider sufficient without seeking shareholder approval. As of December 31, 2018, we had 4,277,731 shares outstanding and 329,988 shares underlying options that are currently exercisable resulting in 10,392,281 shares of common stock available for issue. The issuance of additional shares of common stock in the future may reduce the proportionate ownership and voting power of current shareholders.

Our Articles of Incorporation authorize us to issue up to 260,000 shares of preferred stock. The issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control. As of December 31, 2018, we had 24,152 shares of Series B Preferred Stock issued and outstanding.

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

Based on its trading price, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to certain regulations.

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

Holders of Record

As of December 31, 2018, there were approximately 260 holders of record of our common stock and 4,277,731 shares outstanding. At December 31, 2018 there were approximately 40 holders of record of Series B Preferred stock and 24,152 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in the business.

The Board of Directors voted to authorize the payment of a cash dividend on Series B Preferred stock to shareholders of record as of December 31, 2018 to be paid in June 2019.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2018, concerning shares of our common stock that may be issued upon the exercise of options and rights under our existing equity compensation plans and arrangements approved by our shareholders. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights, and the number of shares remaining available for future grants (excluding the shares to be issued upon exercise of outstanding options and other rights).

	Number of Securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	396,941	$4.41	208,281

Equity compensation plans approved by shareholders include our 2011 Stock Option Plan and 2006 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

For the year ended December 31, 2018, we had total revenue of $11,361,575. This was an increase of $4,560,210, or 67.0%, compared to 2017. Volume was higher in our thin film solar market as well as volume and pricing in our photonics market. Orders for thin film solar products accelerated throughout 2018. We are encouraged by developments in the global thin film solar market, led by manufacturing installations coming on line and announcements of new projects. We are actively working to extend our presence in this growing market.

Gross profit was $2,904,776, for the year ended December 31, 2018 compared to $1,577,551 for 2017. This was an increase of $1,327,225, or 84.1%. Gross profit as a percentage of revenue was 25.6% for 2018 compared to 23.2% during 2017.

Operating expenses were $1,969,909 and $1,528,430 for the years ended December 31, 2018 and 2017, respectively. This was an increase of $441,479, or 28.9%.

For the year ended December 31, 2018, we had net income of $907,869 compared to $6,091 for the year ended December 31, 2017. The impact of recently enacted tariffs imposed by the U.S. Government is currently having a limited impact on our gross profit and net income.

Customer deposits were $3,202,447 at December 31, 2018, an increase of nearly 700% from $407,956 at December 31, 2017, due to orders received from our thin film solar market and photonics market customers during 2018. Customer deposits represent cash received in advance of revenue earned. These orders are expected to ship during the first half of 2019.

We have new materials under development that may replace the Cadmium Sulfide buffer layer in CIGS solar cells. These materials were tested at Case Western Reserve University during the second half of 2017 and the results support the use of our innovative material in thin film solar applications that could lead to higher efficiencies. We are working with customers through product trials and qualifications to accelerate adoption of these materials.. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for the thin film solar and display markets as well as with our transparent electronic products. These efforts include accelerating time to market for those products and involve research and development expense.

Under a joint agreement with publicly owned Konfoong Materials International Co., LTD (KFMI), KFMI will bond rotatable thin film solar Aluminum Zinc Oxide cylinders produced in Columbus, Ohio for thin film solar customers in China. This arrangement is intended to enable us to provide an advantage to TFS customers and also to help assure access to this growing market. We will continue to produce the ceramic portion of the end product in our facility in Columbus. We will continue to exercise control over our trade secret and proprietary property through assiduous scrutiny of our Intellectual Property. Our products for photonics and thin film solar customers in areas other than China will continue to be bonded at our manufacturing facility in Columbus.

Our patent titled “Process for the removal of contaminants from sputtering target substrates” (US patent No. 10,138,545 B2) was issued on November 27, 2018. This provides a process for the removal of contaminants on a spent sputtering target used in Plasma Vapor Deposition.

Our patent titled “Display having a transparent conductive oxide layer comprising metal doped zinc oxide applied by sputtering” (US patent No. 9,927,667) was issued on March 27, 2018. The transparent conductive oxides (TCOs) we developed in this patent have excellent electro-optical performance, high transmittance, high conductivity and good chemical resistance. This patent has various applications that include LCDs, micro LED, OLED, smart windows and mirrors, AR/VR goggles, e-papers, and wearable electronics. Our clients, in relevant applications, are entitled to use the patent number when referring to the devices covered by the patent and benefit from it. We believe the TCOs claimed and protected in the patent have wide and innovative applications which can put SCI in a unique position in the market as well as bring us additional business opportunities.

RESULTS OF OPERATIONS

Year 2018 compared to Year 2017

Revenue

For the year ended December 31, 2018, we had total revenue of $11,361,575. This was an increase of $4,560,210, or 67.0%, compared to 2017. Volume was higher in our thin film solar market as well as volume and pricing in our photonics market.

Gross Profit

Gross profit was $2,904,776 for the year ended December 31, 2018 compared to $1,577,551 during 2017. This was an increase of $1,327,225, or 84.1%. Gross profit as a percentage of revenue (gross margin) was 25.6% for 2018 compared to 23.2% for 2017. The increase in gross profit and gross margin was attributed to increased revenue as well as improved product mix.

General and Administrative Expense

General and administrative expense for the years ended December 31, 2018, and 2017 were $1,256,778, and $1,021,155, respectively, an increase of 23.1%. This increase was primarily related to higher compensation of approximately $224,000. Compensation was lower in 2017 due to cost cutting measures enacted in 2016. Travel, professional and insurance expenses increased approximately $72,000. 2018 included lower non-cash stock compensation expense by approximately $67,000 compared to 2017.

Professional Fees

Included in general and administrative expense was $201,982 and $183,390 for professional fees during 2018 and 2017. These continued expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the year ended December 31, 2018 was $351,999 compared to $330,805 for 2017, an increase of 6.4%. This increase was related to increased compensation and benefits including additional staff in addition to ongoing research. We continue to invest in developing new products for all of our markets including an innovative buffer layer for Thin Film solar cells, transparent conductive oxide systems for applications in transparent electronics and thin film solar applications.

Marketing and Sales Expense

Marketing and sales expense was $361,132 and $176,470 for the years ended December 31, 2018 and 2017, respectively. This was an increase of $184,662, or 104.6%. This increase was primarily related to higher wages and benefits of approximately $122,000, sales rep commissions of approximately $36,000, and travel expenses of approximately $12,000.

These higher marketing and sales expenses were directly related to the implementation of our growth strategy.

Stock Compensation Expense

Included in total expenses were non-cash stock based compensation costs of $149,399 and $201,574 for the years ended December 31, 2018 and 2017, respectively. This decrease was a result of stock options becoming fully vested in 2018. Compensation costs for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense was $33,750 as of December 31, 2018 and will be recognized through 2023.

Interest

Interest expense was $9,356 and $41,109 for the years ended December 31, 2018 and 2017, respectively. The improvement was due to lower principal balances on our debt and increased earned income on higher cash balances.

Income/Loss Applicable to Common Shares

Income applicable to common shares for the year ended December 31, 2018 was $885,017 compared to a loss of $18,061 for the year ended December 31, 2017. The improvement was due to higher revenue and gross profit.

Common Stock

The following schedule represents our outstanding common stock during the period of 2019 through 2028 assuming all outstanding stock options are exercised during the year of expiration. Based on outstanding shares at January 31, 2019, if each shareholder exercises his or her options, it would increase our common shares by 125,441 to 4,403,172 by December 31, 2028. Assuming all such options are exercised in the year of expiration, the effect on shares outstanding is illustrated as follows:

	Options due to expire	Potential shares outstanding	Weighted average exercise price

2024	83,722	4,361,453	$0.84
2028	41,719	4,403,172	$1.25

271,500 stock options at an exercise price of $6.00 per option expired during January 2019.

Liquidity and Capital Resources

Cash

Cash on hand at December 31, 2018 was $1,802,839 compared to $920,802 at December 31, 2017. This was an increase of $882,037 or 95.8%. The increase was primarily due to higher cash from operations and increased customer deposits.

Working Capital

At December 31, 2018 working capital was $1,672,036 compared to $724,395 at December 31, 2017, an increase of $947,641 or 130.8%. Inventories increased approximately $2,135,000 and customer deposits increased approximately $2,794,000 due to orders received from our thin film solar market as well as our photonics market during 2018. Accounts receivable increased approximately $142,000. Prepaid expenses increased approximately $475,000 due to raw material purchased in December 2018 and received in January 2019. Current debt obligations decreased approximately $236,000 during 2018.

Cash from Operations

Net cash provided by operating activities was approximately $1,653,000 for the year ended December 31, 2018 and approximately $616,000 for the year ended December 31, 2017. Included in expenses were depreciation and amortization of approximately $453,000 and $470,000 and non-cash stock based compensation cost of approximately $149,000 and $202,000 for the years ended December 31, 2018 and 2017, respectively. In addition, accrued expenses and customer deposits increased approximately $2,906,000 and $168,000, for the years ended December 31, 2018 and 2017, respectively. The increase in 2018 was due primarily to deposits received from our thin film solar and photonics customers.

Cash from Investing Activities

Cash of approximately $381,000 was used in investing activities during the year ended December 31, 2018, compared to approximately $104,000 during the year ended December 31, 2017, principally for purchases of property and equipment.

Cash from Financing Activities

Cash of approximately $376,000 and $321,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the years ended December 31, 2018 and 2017, respectively. In July 2018, a cash payment in the amount of $24,152 was made for payment of accumulated dividends on preferred stock. In addition, $9,765 was received from the exercise of stock options.

Debt Outstanding

Total debt outstanding decreased to approximately $262,000 at December 31, 2018, from approximately $532,000 at December 31, 2017, a decrease of 50.6%. During 2018 we incurred a new capital lease obligation of approximately $105,000.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and license useful lives, revenue recognition, tax valuation allowance, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Our balance sheets as of December 31, 2018 and 2017, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2018 and 2017, together with the Report of Independent Registered Public Accounting Firm thereon appear beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for all periods presented.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018. The matter involving internal controls over financial reporting that management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board (“PCAOB”) was insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

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

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2019 Annual Meeting of Shareholders scheduled to be held on June 5, 2019, and is incorporated herein by reference.

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

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2019 Annual Meeting of Shareholders scheduled to be held on June 5, 2019, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2019 Annual Meeting of Shareholders scheduled to be held on June 5, 2019, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our proxy statement relating to our 2019 Annual Meeting of Shareholders scheduled to be held on June 5, 2019, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Independent Public Accounting Firms for the year ended December 31, 2018” in our proxy statement relating to our 2019 Annual Meeting of Shareholders scheduled to be held on June 5, 2019, and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit	Exhibit
Number	Description

3(a)	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000).

3(b)	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000).

3(c)	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4(c)	Description of the Material Terms of the Stock Option Grant and Cash Bonus Plan for Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 19, 2006, filed June 23, 2006).

4(d)	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(e)	Form of Non-Statutory Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(f)	Description of the Material Terms of the Stock Option Grant for Executive Officers and Board of Directors (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2009, filed January 6, 2009).

10(a)	Employment Agreement entered into as of February 26, 2002, between Daniel Rooney and the Company (Incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006).

10(b)	*	Description of Bonding Agreement between the Company and Konfoong Material International Co., Ltd. dated as of December 18, 2018.

14(a)		SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com).

23	*	Consent of Independent Registered Public Accounting Firm.

24	*	Powers of Attorney.

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated February 5, 2019, entitled “SCI Engineered Materials, Inc., Reports Record Twelve Month and Fourth Quarter Results.”

101		The Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017 (ii) Consolidated Statements of Operations for the years ended December 31 2018 and 2017, (iii) Consolidated Statement of Changes in Equity for the years ended December 31, 2018 and December 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (v) Notes to Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: February 5, 2019	By:	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 5th day of February 2019.

Signature	Title

/s/ Daniel Rooney	Chairman of the Board of Directors, and
Daniel Rooney	Chief Executive Officer (principal executive officer)

/s/ Gerald S. Blaskie	Vice President and Chief Financial Officer
Gerald S. Blaskie	(principal financial officer and principal accounting officer)

Laura F. Shunk*	Director
Laura F. Shunk

Edward W. Ungar*	Director
Edward W. Ungar

John P. Gilliam*	Director
John P. Gilliam

Emily Lu*	Director
Emily Lu

Charles Wickersham*	Director
Charles Wickersham

*By:	/s/ Daniel Rooney
Daniel Rooney, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

SCI Engineered Materials, Inc.

Columbus, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, shareholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Columbus, Ohio

February 5, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

ASSETS

	2018	2017

Current Assets
Cash	$1,802,839	$920,802
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	477,779	336,009
Other	153	-
Inventories	2,752,845	617,444
Prepaid expenses	613,425	138,175
Total current assets	5,647,041	2,012,430

Property and Equipment, at cost
Machinery and equipment	8,017,850	7,824,563
Furniture and fixtures	127,610	132,543
Leasehold improvements	360,225	327,904
Construction in progress	138,067	22,504
	8,643,752	8,307,514
Less accumulated depreciation and amortization	(6,720,847)	(6,422,448)
	1,922,905	1,885,066

Other Assets	75,613	52,078

TOTAL ASSETS	$7,645,559	$3,949,574

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS (continued)

DECEMBER 31, 2018 AND 2017

LIABILITIES AND SHAREHOLDERS' EQUITY

	2018	2017

Current Liabilities
Capital lease obligations, current portion	$114,853	$129,500
Notes payable, current portion	-	221,105
Accounts payable	321,348	307,498
Customer deposits	3,202,447	407,956
Accrued compensation	211,227	83,314
Accrued expenses and other	125,130	138,662
Total current liabilities	3,975,005	1,288,035

Capital lease obligations, net of current portion	147,878	181,744
Total liabilities	4,122,883	1,469,779

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	514,438	514,438
Common stock, no par value, authorized 15,000,000 shares; 4,277,731 and 4,185,839 shares issued and outstanding, respectively	10,275,733	10,131,307
Additional paid-in capital	2,280,060	2,289,474
Accumulated deficit	(9,547,555)	(10,455,424)
Total shareholders' equity	3,522,676	2,479,795

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,645,559	$3,949,574

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Total revenue	$11,361,575	$6,801,365

Total cost of revenue	8,456,799	5,223,814

Gross profit	2,904,776	1,577,551

General and administrative expense	1,256,778	1,021,155

Research and development expense	351,999	330,805

Marketing and sales expense	361,132	176,470

Income from operations	934,867	49,121

Interest	9,356	41,109

Income before income taxes	925,511	8,012

Income taxes	17,642	1,921

Net income	907,869	6,091

Dividends on preferred stock	24,152	24,152

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$883,717	$(18,061)

Earnings per share - basic and diluted
(Note 6)

Income (loss) per common share
Basic	$0.21	$(0.00)
Diluted	$0.21	$(0.00)

Weighted average shares outstanding
Basic	4,223,865	4,138,516
Diluted	4,257,131	4,138,516

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total

Balance 1/1/17	$490,286	$10,049,823	$2,193,536	$(10,461,515)	$2,272,130

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2K)	-	-	120,090	-	120,090

Common stock issued (Note 6)	-	81,484	-	-	81,484

Net income	-	-	-	6,091	6,091

Balance 12/31/17	$514,438	$10,131,307	$2,289,474	$(10,455,424)	$2,479,795

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2K)	-	-	14,738	-	14,738

Proceeds from exercise of stock options (Note 6)	-	9,765	-	-	9,765

Payment of cumulative dividends (Note 6)	(24,152)	-	-	-	(24,152)

Common stock issued (Note 6)	-	134,661	-	-	134,661

Net income	-	-	-	907,869	907,869

Balance 12/31/18	$514,438	$10,275,733	$2,280,060	$(9,547,555)	$3,522,676

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$907,869	$6,091
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and accretion	450,180	460,637
Amortization	2,763	9,439
Stock based compensation	149,399	201,574
Loss on disposal of equipment	669	-
Inventory reserve	(26,259)	(11,640)
Changes in operating assets and liabilities:
Accounts receivable	(141,923)	(64,177)
Inventories	(2,109,142)	(229,243)
Prepaid expenses	(475,250)	(78,972)
Other assets	(25,511)	(1,458)
Accounts payable	13,850	155,741
Accrued expenses and customer deposits	2,906,442	167,967
Net cash provided by operating activities	1,653,087	615,959

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(380,933)	(104,029)
Net cash used in investing activities	(380,933)	(104,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	9,765	-
Principal payments on capital lease obligations and notes payable	(375,730)	(321,480)
Payment of cumulative dividends on preferred stock	(24,152)	-
Net cash used in financing activities	(390,117)	(321,480)

NET INCREASE IN CASH	$882,037	$190,450

CASH - Beginning of year	920,802	730,352

CASH - End of year	$1,802,839	$920,802

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the year for:
Interest	$22,931	$41,615
Income taxes	17,642	1,921

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by capital lease	$105,325	$103,550
Increase in asset retirement obligation	2,431	1,218

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

The Company’s two largest customers accounted for 36% and 17% of total revenue in 2018. These two customers represented 27% of the accounts receivable trade balance at December 31, 2018. The Company expects to collect all outstanding accounts receivables as of December 31, 2018 from these customers.

The Company’s two largest customers accounted for 72% and 9% of total revenue in 2017. These two customers represented 65% of the accounts receivable trade balance at December 31, 2017. The Company subsequently collected all outstanding accounts receivables as of December 31, 2017 from these customers.

D.           Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements which require payment within 30 days. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was $15,000 as of December 31, 2018 and 2017. This estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. Specific accounts are charged directly to the reserve or bad debt expense when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. There was no bad debt expense during 2018 and 2017.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

E.           Inventories - Inventories are stated at the lower of cost or market on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory, lower of cost or market, and excess inventory quantities based on management’s estimate of net realizable value. The Company had an inventory reserve of $29,741 and $56,000 at December 31, 2018, and 2017, respectively.

F.           Property and Equipment - Property and equipment are carried at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets. Useful lives range from three years on computer equipment to sixteen years on certain equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense totaled $450,180 and $460,637 for the years ended December 31, 2018 and 2017, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. There was no property and equipment considered impaired during 2018 or 2017.

G.        Deferred Financing Costs - Deferred financing costs are amortized over the term of the related debt using the straight-line method, the result of which is not materially different from the use of the interest method.  Deferred financing costs were $0 and $787 at December 31, 2018 and 2017, respectively.  The related amortization of these costs for the years ended December 31, 2018 and 2017, was $787 and $9,439, respectively, and is included in interest expense on the statements of operations.

H.           Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present. If necessary, an impairment loss is recorded for the excess of carrying value over fair value. There were no intangible assets considered impaired during 2018 or 2017.

Our patent titled “Process for the removal of contaminants from sputtering target substrates” (US patent No. 10,138,545 B2) was issued on November 27, 2018. This provides a process for the removal of contaminants on a spent sputtering target used in Plasma Vapor Deposition.

A patent titled “Display having a transparent conductive oxide layer comprising metal doped zinc oxide applied by sputtering” (US patent No. 9,927,667) was issued on March 27, 2018. The Company holds the rights to a provisional patent and any subsequent patents for this technology related to the application of Zinc based Transparent Conductive Oxide in Displays.

Costs incurred to secure patents have been capitalized and amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2018 was $64,481 and $1,977, respectively and cost and accumulated amortization of the patents at December 31, 2017 was $34,935 and $0, respectively. Amortization expense related to patents was $1,977 and $0 for the years ended December 31, 2018 and 2017, respectively. Amortization expense is expected to be at least $2,744 for each of the next five years.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

I.           Debt Issuance Costs - In April 2015, the FASB issued guidance creating ASC Subtopic 835-30, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The update modifies the presentation of costs of debt issuance as a direct reduction to the face amount of the related reported debt. Debt issuance costs were $0 and $787 at December 31, 2018 and 2017, respectively. This cost was presented on a net basis against notes payable in the accompanying balance sheet.

J.           Revenue Recognition - In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date,” which revises the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”) to interim and annual periods beginning after December 15, 2017, with early adoption permitted no earlier than interim and annual periods beginning after December 15, 2016. In May 2014, the FASB issued ASU 2014-09, which amends current revenue guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s analysis of sales contracts under ASC 606 supports the recognition of revenue at a point in time, typically when title passes to the customer upon shipment, which is consistent with the previous revenue recognition model.

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

During 2018 and 2017, revenue from the Photonics market was 80% and 94% of total revenue, respectively. The balance of the revenue in each period was almost entirely from the Thin Film Solar market. The top two customers represented 53% and 81% of total revenue during 2018 and 2017, respectively. International shipments resulted in 30% and 8% of total revenue for 2018 and 2017, respectively.

K.          Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Non cash stock based compensation expense was $149,399 and $201,574 for the years ended December 31, 2018 and 2017, respectively. Non cash stock based compensation expense includes $121,380 and $76,984 for stock grants awarded to the non-employee board members during 2018 and 2017, respectively. Unrecognized compensation expense was $33,750 as of December 31, 2018, and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

L.           Research and Development - Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 2018 and 2017, was $351,999 and $330,805, respectively. The Company has new materials under development that may replace the Cadmium Sulfide buffer layer in CIGS solar cells. These materials were tested at Case Western Reserve University and the results support the use of its innovative material in thin film solar applications that could lead to higher efficiencies. The Company continues to invest in developing new products for all of its markets including transparent conductive oxide systems for the thin film solar and display markets as well as transparent electronic products. These efforts include accelerating time to market for those products and involve research and development expense.

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

O.           New Accounting Pronouncements –

Stock Compensation - In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification of the statement of cash flows. ASU 2016-09 became effective for the Company in the first quarter of 2018. There was minimal impact on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842. This amendment provides the Company with an additional and optional transition method to adopt the new lease standard. Under this new transition method, the Company can apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and present the accounting on a prospective or go-forward basis instead of applying to the earliest comparative period presented in the financial statements.  The new lease standard will be effective for the Company beginning January 1, 2019.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

The Company will elect to apply the new transition method upon adoption of the new standard.  The Company will also elect the available practical expedients on adoption.  The new standard will not have a material impact on the Company’s income statements. The most significant impact of the new standard will be the recognition of an ROU asset and lease liability of approximately $500,000 as of January 1, 2019.

Note 3.	Inventories

Inventories consist of the following at December 31:

	2018	2017
Raw materials	$1,568,487	$141,733
Work-in-process	1,144,080	370,318
Finished goods	70,019	161,393
	2,782,586	673,444
Reserve for obsolete inventory	(29,741)	(56,000)
	$2,752,845	$617,444

Note 4.	Notes Payable

During 2010, the Company applied and was approved for a 166 Direct Loan to borrow up to $744,250 with the Ohio Department of Development (ODOD), now known as the Ohio Development Services Agency (ODSA). This loan was finalized in February 2011 and the term of the loan was 84 months at a fixed interest rate of 3%. There was also a 0.25% annual servicing fee charged monthly on the outstanding principal balance. A final payment of approximately $71,900 was made as scheduled during November 2018 and this loan was repaid in full.

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

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.	Notes Payable (continued)

Notes payable at December 31, 2017 is included in the accompanying balance sheets as follows:

ODSA 166 Direct Loan	$172,081
OAQDA 166 Direct Loan	49,811
Total notes payable before debt issuance costs	221,892
Debt issuance costs at December 31	787
Total notes payable after debt issuance costs	221,105
Less current portion	221,105
Notes payable, net of current portion	$-

In 2018, the Company entered into a line of credit with Huntington Bank for $1 million. The line of credit bears interest at 0.5 percentage points over the Prime Commercial Rate with an expiration date of October 5, 2019. At December 31, 2018, no amounts were drawn on the line of credit.

Note 5.	Lease Obligations

Operating

The Company leases its facilities and certain office equipment under agreements classified as operating leases expiring at various dates through 2024. Rent expense, which includes various monthly rentals for the years ended December 31, 2018 and 2017, totaled $176,142 and $194,209, respectively. Future minimum lease payments at December 31, 2018, are as follows:

2019	$107,512
2020	108,123
2021	110,370
2022	112,617
2023 and beyond	217,089
Total minimum lease payments	$655,711

Capital

The Company also leases certain equipment under capital leases. Future minimum lease payments, by year, with the present value of such payments, as of December 31, 2018, are shown in the following table.

2019	$124,987
2020	86,052
2021	69,641
2022 and beyond	-
Total minimum lease payments	280,680
Less amount representing interest	17,949
Present value of minimum lease payments	262,731
Less current portion	114,853
Capital lease obligations, net of current portion	$147,878

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.	Lease Obligations (continued)

The equipment under capital lease at December 31 is included in the accompanying balance sheets as follows:

	2018	2017
Machinery and equipment	$725,036	$706,050
Less accumulated depreciation and amortization	222,973	194,588
Net book value	$502,063	$511,462

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense.

The capital leases are structured such that ownership of the leased asset reverts to the Company at the end of the lease term. Accordingly, leased assets are depreciated using the Company's normal depreciation methods and lives.  In 2018, ownership of certain assets were transferred to the Company in accordance with the terms of the leases and these assets have been excluded from the leased asset disclosure above.

Note 6.	Common and Preferred Stock

Common Stock

During 2018, the non-employee board members received 67,487 shares of common stock of the Company with an aggregate value of $121,380. This was recorded as non-cash stock compensation expense in the financial statements.

During 2017, the non-employee board members received compensation of 84,406 shares and officers received 4,500 shares of common stock of the Company. The stock had an aggregate value of $81,484 and was recorded as non-cash stock compensation expense in the financial statements.

Preferred Stock

Shares of preferred stock authorized and outstanding at December 31, 2018 and 2017, were as follows:

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

There was 24,152 shares outstanding of Series B convertible preferred stock at December 31, 2018 and 2017. In June 2018, the Board of Directors approved a cash dividend in the amount of $24,152 to shareholders of record as of June 8, 2018 that was paid in July 2018. The Board of Directors voted to authorize the payment of a cash dividend of $24,152 on convertible preferred stock, Series B, to shareholders of record as of December 31, 2018 to be paid in June 2019. Included in accrued expenses at December 31, 2018 was the accrual of $24,152 for the dividend to be paid in 2019.

The Company had accrued dividends of $265,672 at December 31, 2018 and 2017. These amounts were included in convertible preferred stock, Series B on the balance sheet at December 31, 2018 and 2017.

Earnings Per Share

Basic income (loss) per share is calculated as income available (loss attributable) to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income available (loss attributable) to common stockholders divided by the diluted weighted average number of common shares outstanding. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. For the year ended December 31, 2017, all convertible and preferred stock and common stock options listed in Note 7 were excluded from diluted earnings per share due to being out-of-the-money or anti-dilutive.

Following is a summary of employee and director outstanding stock options outstanding and preferred stock, Series B at December 31.

	2018	2017
Options	407,566	381,447
Preferred Stock, Series B	24,152	24,152
	431,718	405,599

The following is provided to reconcile the earnings per share calculations:

	2018	2017
Income (loss) applicable to common stock	$883,717	$(18,061)
Weighted average common shares outstanding - basic	4,223,865	4,138,516
Effect of dilutions - stock options	33,266	-
Weighted average shares outstanding - diluted	4,257,131	4,138,516

Note 7.	Stock Option Plans

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

and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2018, there were 41,719 stock options outstanding from the 2011 Plan which expire in May 2028.

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan. The Company adopted the 2006 Plan as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2018, there were 365,847 stock options outstanding from the 2006 Plan which expire at various dates through November 2024.

The cumulative status at December 31, 2018 and 2017, of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	397,671	$4.39
Exercised	(16,224)	0.84
Outstanding at December 31, 2017	381,447	$4.54
Granted	41,719	1.25
Exercised	(21,225)	0.84
Expired	(5,000)	3.10
Outstanding at December 31, 2018	396,941	$4.41	2.2	$-
Options exercisable at December 31, 2018	329,988	$5.09	1.0	$-
Options exercisable at December 31, 2017	303,829	$5.03	2.0	$-
Options expected to vest	66,953	$1.10	8.0	$-

There were no Non-Employee Director Stock Options outstanding at December 31, 2018 and 2017.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Stock Option Plans (continued)

Information related to the weighted average fair value of nonvested stock options for the year ended December 31, 2018 is as follows:

	Stock Options	Weighted Average Exercise Price
Employee Stock Options
Nonvested options at January 1, 2018	77,618	$2.64
Granted	41,719	1.25
Vested	(52,384)	3.51
Nonvested options at December 31, 2018	66,953	$1.10

Exercise prices range from $0.84 to $6.00 for options at December 31, 2018. The weighted average option price for all options outstanding was $4.41 with a weighted average remaining contractual life of 2.2 years at December 31, 2018. The weighted average option price for all options outstanding was $4.54 with a weighted average remaining contractual life of 2.6 years at December 31, 2017.

The weighted average fair value at date of grant for options granted during 2018 was $1.25, and was established using the Black-Scholes option valuation method with the following weighted average assumptions:

Expected life in years	5.0
Interest rate	2.7%
Volatility	62.3%
Dividend yield	0%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.	Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31.

	2018	2017
Deferred tax assets
NOL carryforwards	$781,000	$1,038,000
General business credits carryforwards	288,000	244,000
Stock based compensation	92,000	64,000
UNICAP	56,000	30,000
Allowance for doubtful accounts	3,000	3,000
Reserve for obsolete inventories	6,000	12,000
Reserve for asset retirement	14,000	14,000
Property and equipment	(145,000)	(159,000)
	1,095,000	1,246,000
Valuation allowance	(1,095,000)	(1,246,000)
Net	$-	$-

The Tax Cuts and Jobs Act was enacted on December 22. 2017. The Act reduces the U.S, federal corporate tax rate from 35% to 21%. Accordingly, the Company modified the value of deferred tax assets and liabilities including the net operating loss carryover benefit at December 31, 2017. Prior to enactment of the new tax reform, the Company had total net deferred tax assets of $1,912,000 before full valuation reserve at December 31, 2017. Taking the new tax reform into consideration, the total net deferred tax assets was $1,246,000 before full valuation reserve at December 31, 2017.

A valuation allowance has been recorded against the realizability of the net deferred tax asset such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $1,095,000 and $1,246,000 at December 31, 2018 and 2017, respectively.

The Company had net operating loss carryforwards available for federal and state tax purposes of approximately $3,700,000 and $4,900,000 at December 31, 2018 and 2017, respectively, which expire in varying amounts through 2038.

For the years ended December 31, 2018 and 2017, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2018	2017
Federal statutory rate	21.0%	35.0%
State/city tax	1.9	24.0
Non-deductible expense	0.6	532.6
Valuation allowance	(21.6)	(567.6)
Effective rate	1.9%	24.0%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.	Income Taxes (continued)

Components of the income tax provision are as follows:

	2018	2017
Current	$17,642	$1,921
Deferred:
NOL utilization/expiration under 2017 tax law	257,000	87,247
General business credits	(44,000)	(23,087)
Other temporary differences	(62,000)	(43,756)
Change in valuation allowance	(151,000)	(20,404)
Change in NOL benefit due to 2018 Tax Reform	-	691,695
Change in temporary differences due to 2018 Tax Reform	-	(25,595)
Change in valuation allowance due to 2018 Tax Reform	-	(666,100)
Total	$17,642	$1,921

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

The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2018 and 2017.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2015 through 2018 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, short-term notes payable and capital lease obligations and current maturities of long-term notes payable and capital lease obligations: Amounts reported in the balance sheet approximate fair market value due to the short maturity of these instruments.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.	Fair Value of Financial Instruments (continued)

•	Long-term note payable and capital lease obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on the obligations range from 3.9% to 6.2%, which approximates current fair market rates.

Note 10.	Asset Retirement Obligation

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2017	$65,578

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	1,218
Balance at December 31, 2017	$66,796

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	2,431
Balance at December 31, 2018	$69,227

Note 11.	Purchase Commitment

The Company entered into a purchase commitment in the amount of $168,885 for an in-plant office structured mezzanine. Work on the structure is expected to begin in January 2019 and be completed late first quarter or early second quarter of 2019.

