Form 10-Q
period 2019-03-31
SCI Engineered Materials, Inc.
filed 2019-04-30
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

4,315,869 shares of Common Stock, without par value, were outstanding at April 26, 2019.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	3

Statements of Operations for the Three Months Ended March 31, 2019 and 2018 (unaudited)	5

Statements of Shareholder’s Equity as of March 31, 2019 (unaudited) and December 31, 2018	6

Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	N/A

Item 1A. Risk Factors	N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3. Defaults Upon Senior Securities	N/A

Item 4. Mine Safety Disclosures	N/A

Item 5. Other Information	N/A

Item 6. Exhibits	21

Signatures	23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2019	2018
	(UNAUDITED)
Current Assets
Cash	$1,499,660	$1,802,839
Accounts receivable, less allowance for doubtful accounts of $15,000	686,857	477,932
Note receivable	7,477	-
Inventories	3,209,259	2,752,845
Prepaid expenses	88,990	613,425
Total current assets	5,492,243	5,647,041

Property and Equipment, at cost
Machinery and equipment	8,186,913	8,017,850
Furniture and fixtures	129,683	127,610
Leasehold improvements	360,225	360,225
Right of use asset	488,445	-
Construction in progress	173,154	138,067
	9,338,420	8,643,752
Less accumulated depreciation	(6,828,121)	(6,720,847)
	2,510,299	1,922,905

Other assets	76,827	75,613

TOTAL ASSETS	$8,079,369	$7,645,559

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2019	2018
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$95,568	$114,853
Operating lease obligations, current portion	74,760	-
Accounts payable	419,211	321,348
Customer deposits	3,035,201	3,202,447
Accrued compensation	58,170	211,227
Accrued expenses and other	88,108	125,130
Total current liabilities	3,771,018	3,975,005

Finance lease obligations, net of current portion	128,262	147,878
Operating lease obligations, net of current portion	452,959	-
Total liabilities	4,352,239	4,122,883

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	520,476	514,438
Common stock, no par value, authorized 15,000,000 shares; 4,315,869 and 4,277,731 shares issued and outstanding, respectively	10,320,687	10,275,733
Additional paid-in capital	2,278,180	2,280,060
Accumulated deficit	(9,392,213)	(9,547,555)
Total shareholders' equity	3,727,130	3,522,676

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,079,369	$7,645,559

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	2019	2018

Revenue	$4,015,038	$1,846,858

Cost of revenue	3,318,736	1,384,846

Gross profit	696,302	462,012

General and administrative expense	359,800	247,168

Research and development expense	108,869	65,839

Marketing and sales expense	68,619	60,792

Income from operations	159,014	88,213

Interest, net	1,188	(7,728)

Income before provision for income taxes	160,202	80,485

Income taxes	4,860	3,248

Net income	155,342	77,237

Dividends on preferred stock	6,038	6,038

INCOME APPLICABLE TO COMMON STOCK	$149,304	$71,199

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Weighted average shares outstanding
Basic	4,295,417	4,196,512
Diluted	4,350,377	4,205,638

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/18	$514,438	$10,275,733	$2,280,060	$(9,547,555)	$3,522,676

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Stock based compensation expense (Note 4)	-	-	4,158	-	4,158

Proceeds from exercise of stock options (Note 4)	-	14,952	-	-	14,952

Common stock issued (Note 4)	-	30,002	-	-	30,002

Net income	-	-	-	155,342	155,342

Balance 3/31/19	$520,476	$10,320,687	$2,278,180	$(9,392,213)	$3,727,130

Balance 12/31/17	$514,438	$10,131,307	$2,289,474	$(10,455,424)	$2,479,795

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Stock based compensation expense (Note 4)	-	-	2,738	-	2,738

Common stock issued (Note 4)	-	17,848	-	-	17,848

Net income	-	-	-	77,237	77,237

Balance 3/31/18	$520,476	$10,149,155	$2,286,174	$(10,378,187)	$2,577,618

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$155,342	$77,237
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and accretion	109,138	119,384
Amortization	17,941	973
Stock based compensation	34,160	20,586
Inventory reserve	300	1,500
Changes in operating assets and liabilities:
Accounts receivable	(208,925)	52,320
Note receivable	(7,477)	-
Inventories	(456,714)	(196,640)
Prepaid expenses	524,435	(39,755)
Other assets	(1,900)	(97)
Right of use asset	(505,700)	-
Accounts payable	97,863	66,666
Operating lease obligations	527,719	-
Accrued expenses and customer deposits	(357,961)	1,178,006
Net cash (used in) provided by operating activities	(71,779)	1,280,180

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(207,451)	(104,737)
Net cash used in investing activities	(207,451)	(104,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	14,952	-
Principal payments on finance lease obligations and notes payable	(38,901)	(119,790)
Net cash used in financing activities	(23,949)	(119,790)

NET (DECREASE) INCREASE IN CASH	(303,179)	1,055,653

CASH - Beginning of period	1,802,839	920,802

CASH - End of period	$1,499,660	$1,976,455

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$3,234	$7,916

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment purchased by finance lease	-	105,325
Increase in asset retirement obligation	635	525

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, or the “Company”), an Ohio corporation, was incorporated in 1987.  The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  The Company is focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass and Transparent Electronics).  Substantially all of the Company’s revenues are generated from customers with multi-national operations.  Through collaboration with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2018. Interim results are not necessarily indicative of results for the full year.

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

Leases - In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842. This amendment provides the Company with an additional and optional transition method to adopt the new lease standard. Under this new transition method, the Company can apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and present the accounting on a prospective or go-forward basis instead of applying to the earliest comparative period presented in the financial statements.  The new lease standard became effective for the Company beginning January 1, 2019.

The Company elected to apply the new transition method upon adoption of the new standard.  The Company also elected the available practical expedients on adoption.  The new standard did not have a material impact on the Company’s income statements. The most significant impact of the new standard was the recognition of an ROU asset and lease liability of over $500,000 as of January 1, 2019.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 3.	Recent Accounting Pronouncements (continued)

Revenue Recognition - The core principal of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s analysis of sales contracts under ASC 606 supports the recognition of revenue at a point in time, typically when title passes to the customer upon shipment, which is consistent with the previous revenue recognition model.

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

The Company enters into contracts with its customers that generally represent purchase orders specifying general terms and conditions, order quantities and per unit product prices. The Company has determined that each unit of product purchased represents a separate performance obligation. The Company satisfies its performance obligations and recognizes revenue at a point in time when control of a unit of product is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. For the majority of product sales, transfer of control occurs when the products are shipped from the Company's manufacturing facility to the customer. The cost of delivering products to the Company's customers is recorded as a component of cost of products sold. Those costs may include the amounts paid to a third party to deliver the products. Any freight costs billed to and paid by a customer are included in revenue.

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

During the three months ended March 31, 2019 and 2018, revenue from the Photonics market was 97% and 80% of total revenue, respectively. The balance of the revenue in each period was almost entirely from the Thin Film Solar market. The top two customers represented 75% and 72% of total revenue during the three months ended March 31, 2019 and 2018, respectively. International shipments resulted in 16% and 6% of total revenue for the three months ended March 31, 2019 and 2018, respectively.

Note 4.	Common Stock and Stock Options

Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $34,160 and $20,586 for the three months ended March 31, 2019 and 2018, respectively. Unrecognized compensation expense was $29,591 as of March 31, 2019 and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 8,850 and 18,025 aggregate shares of common stock of the Company during the three months ended March 31, 2019 and 2018, respectively. The stock had an aggregate value of $30,002 and $17,848 for the three months ended March 31, 2019 and 2018, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

The cumulative status of options granted and outstanding at March 31, 2019, and December 31, 2018, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 4.	Common Stock and Stock Options (continued)

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2018	381,447	$4.54
Granted	41,719	1.25
Exercised	(21,225)	0.84
Expired	(5,000)	3.10
Outstanding at December 31, 2018	396,941	$4.41
Exercised	(31,788)	0.84
Expired	(271,500)	6.00
Outstanding at March 31, 2019	93,653	$1.02
Options exercisable at December 31, 2018	329,988	$5.09
Options exercisable at March 31, 2019	26,700	$0.84

During the three months ended March 31, 2019, a total of 31,788 stock options were exercised. The Company’s new President, Mr. Jeremy Young, received a loan from the Company in the amount of $14,952 in February 2019 to enable him to exercise 17,800 stock options. Per a Promissory Note signed by Mr. Young this loan is to be repaid in two installments with the final installment due January 1, 2020. The first installment of $7,475 was repaid in February 2019 and the balance of $7,477 is recorded on the balance sheet as a Note Receivable as of March 31, 2019.

Exercise prices for options ranged from $0.84 to $1.25 at March 31, 2019. The weighted average option price for all options outstanding at March 31, 2019, was $1.02 with a weighted average remaining contractual life of 7.2 years. There were no non-employee director stock options outstanding during 2019 and 2018.

Note 5.	Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended March 31, 2019 and 2018. The Company had accrued dividends on Series B preferred stock of $271,710 at March 31, 2019, and $265,672 at December 31, 2018. These amounts are included in Convertible preferred stock, Series B on the balance sheet at March 31, 2019 and December 31, 2018.

Note 6.	Inventories

Inventories consisted of the following:	March 31,	December 31,
	2019	2018
	(unaudited)
Raw materials	$2,281,513	$1,568,487
Work-in-process	731,126	1,144,080
Finished goods	226,661	70,019
Inventory reserve	(30,041)	(29,741)
	$3,209,259	$2,752,845

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 7.	Earnings Per Share

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

	Three months ended March 31,
	2019	2018

Income applicable to common shares	$149,304	$71,199

Weighted average common shares outstanding - basic	4,295,417	4,196,512

Effect of dilution	54,960	9,126
Weighted average shares outstanding - diluted	4,350,377	4,205,638

Note 8.	Notes Payable

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

During the fourth quarter of 2018, the Company entered into a line of credit with Huntington Bank for $1 million. The line of credit bears interest at 0.5 percentage points over the Prime Commercial Rate with an expiration date of October 5, 2019. At March 31, 2019, no amounts were drawn on the line of credit.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 9.	Income Taxes

Following is the income tax expense for the three months ended March 31:

	2019	2018
Federal - deferred	$-	$-
State and local	4,860	3,248
	$4,860	$3,248

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realization of the net deferred tax assets at March 31, 2019 and December 31, 2018.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $3,700,000 which expire in varying amounts through 2038.

Note 10.	Purchase Commitment

The Company entered into a purchase commitment in the amount of $168,885 for an in-plant office structured mezzanine. Work on the structure is expected to begin in the second quarter of 2019 and be completed late in the second quarter or early third quarter of 2019.

Note 11.	Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $8,800 to $9,700 with a maturity date of November 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $26,100 during the period ended March 31, 2019.

The following is a maturity analysis, by year, of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2019:

2019	$106,152
2020	108,117
2021	110,364
2022	112,611
2023	114,857
2024	102,550
Total minimum lease payments	$654,651

Operating cash flows from operating leases	17,599
Weighted average remaining lease term – operating leases	5.7 years
Weighted average discount rate – operating leases	5.5%

Note 12.	Finance Lease

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of March 31, 2019, are shown in the following table.

2019	$83,331
2020	86,052
2021	69,641
2022 and beyond	-
Total minimum lease payments	239,024
Less amount representing interest	15,194
Present value of minimum lease payments	223,830
Less current portion	95,568
Finance lease obligations, net of current portion	$128,262

The equipment under finance lease at March 31, 2019, and December 31, 2018 is included in the accompanying balance sheets as follows:

	March 31, 2019	Dec. 31, 2018
Machinery and equipment	$725,036	$725,036
Less accumulated depreciation and amortization	241,099	222,973
Net book value	$483,937	$502,063

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense.

The finance leases are structured such that ownership of the leased asset reverts to the Company at the end of the lease term. Accordingly, leased assets are depreciated using the Company's normal depreciation methods and lives.  In 2018, ownership of certain assets were transferred to the Company in accordance with the terms of the leases and these assets have been excluded from the leased asset disclosure above.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2018.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Overview

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), an Ohio corporation, was incorporated in 1987.  We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  We are focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass and Transparent Electronics).  Substantially all of our revenues are generated from customers with multi-national operations.  We have made considerable resource investments in the Thin Film Solar industry and several customers have adopted our products.  Through collaboration with end users and Original Equipment Manufacturers we develop innovative customized solutions enabling commercial success.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the three months ended March 31, 2019, we had total revenue of $4,015,038. This was an increase of $2,168,180, or 117.4%, compared to the three months ended March 31, 2018. Volume and pricing was higher in our photonics market. We remain encouraged by developments in the global thin film solar market, led by manufacturing installations coming on line and announcements of new projects. We are actively working to extend our presence in this growing market.

Gross profit was $696,302, for the three months ended March 31, 2019 compared to $462,012 for the same three months in 2018. This was an increase of $234,290, or 50.7%. Gross profit as a percentage of revenue was 17.3% for the first quarter of 2019 compared to 25.0% for the same period in 2018.

Operating expenses were $537,288, and $373,799 for the three months ended March 31, 2019, and 2018, respectively. This was an increase of $163,489, or 43.7%. The transition of our new President working closely with our outgoing former President and current CEO has led to increased expenses. Our CEO is retiring in the second quarter of 2019 and expenses are expected to be lower in the second half of this year.

For the three months ended March 31, 2019, we had net income of $155,342, compared to $77,237 for the three months ended March 31, 2018.

We have new materials under development that may replace the Cadmium Sulfide buffer layer in CIGS solar cells. These materials were tested at Case Western Reserve University during the second half of 2017 and the results support the use of our innovative material in thin film solar applications that could lead to higher efficiencies. We are working with customers through product trials and qualifications to accelerate adoption of these materials. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for the thin film solar and display markets as well as with our transparent electronic products. These efforts include accelerating time to market for those products and involve research and development expense.

Under a joint agreement with publicly owned Konfoong Materials International Co., LTD (KFMI), KFMI will bond rotatable thin film solar Aluminum Zinc Oxide cylinders produced in Columbus, Ohio for thin film solar customers in China. This arrangement is intended to enable us to provide an advantage to thin film solar customers in China and also to help assure access to this growing market. We will continue to produce the ceramic portion of the end product in our facility in Columbus. We will continue to exercise control over our trade secret and proprietary property through assiduous scrutiny of our Intellectual Property. Our products for photonics and thin film solar customers in areas other than China will continue to be bonded at our manufacturing facility in Columbus.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2019 (unaudited) compared to three months ended March 31, 2018 (unaudited):

Revenue

For the three months ended March 31, 2019, we had total revenue of $4,015,038. This was an increase of $2,168,180, or 117.4%, compared to the three months ended March 31, 2018. Volume and pricing was higher in our photonics market and volume was lower in our thin film solar market.

Gross Profit

Gross profit was $696,302, for the three months ended March 31, 2019 compared to $462,012 for the same three months in 2018. This was an increase of $234,290, or 50.7%. Gross profit as a percentage of revenue (gross margin) was 17.3% for the first quarter of 2019 compared to 25.0% for the same period in 2018. The increase in gross profit was primarily due to increased volume and pricing in our photonics market. A certain raw material related to the increased volume had an increase in pricing. This raw material had a lower gross margin which impacted the overall gross margin.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2019, and 2018 was $359,800, and $247,168, respectively, an increase of 45.6%. This increase was primarily related to higher compensation of approximately $71,000, director compensation of $17,000 and higher professional fees of $16,000. The transition of our new President working closely with our outgoing former President and current CEO has led to increased expenses. Our CEO is retiring in the second quarter of 2019 and expenses are expected to be lower in the second half of this year.

Professional Fees

Included in general and administrative expense was $66,501, and $50,902 for professional fees for the three months ended March 31, 2019 and 2018. These continued expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees as well as costs related to the transition of our new President.

Research and Development Expense

Research and development expense for the three months ended March 31, 2019 was $108,869, compared to $65,839 for the same period in 2018, an increase of 65.4%. This increase was related to higher compensation for additional staff as well as ongoing research. We continue to invest in developing new products for all of our markets including an innovative buffer layer for thin film solar cells, transparent conductive oxide systems for applications in transparent electronics and thin film solar applications. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing and Sales Expense

Marketing and sales expense was $68,619, and $60,762 for the three months ended March 31, 2019 and 2018, respectively. This was an increase of $7,827 or 12.9%. This increase was primarily related to higher travel costs.

Stock Compensation Expense

Included in total expenses were non-cash stock based compensation costs of $34,160 and $20,586 for the three months ended March 31, 2019 and 2018, respectively. The increase was due primarily to higher director compensation. Compensation cost for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense related to operating expense was $29,591 as of March 31, 2019 and will be recognized through 2023.

Interest

Interest income was $1,188 for the three months ended March 31, 2019 compared to interest expense of $7,728 for the three months ended March 31, 2018. The improvement was due to lower principal balances on our debt and increased earned income on higher cash balances.

Income Applicable to Common Shares

Income applicable to common shares for the three months ended March 31, 2019, was $149,304, compared to $71,199 for the three months ended March 31, 2018. The improvement was due to higher revenue and gross profit.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash

As of March 31, 2019 cash on hand was $1,499,660. Cash on-hand was $1,802,839 at December 31, 2018. The decrease was primarily due to inventory purchases and shipments of customer’s prepaid orders.

Working Capital

At March 31, 2019 working capital was $1,721,225, compared to $1,672,036 at December 31, 2018, an increase of $49,189, or 2.9%. Inventories increased approximately $456,000 and prepaid expenses decreased approximately $524,000 due to orders received late in 2018 and inventory purchased early in 2019. Accounts receivable increased approximately $209,000 due to shipments to customers in our photonics market during March 2019. Customer deposits decreased approximately $167,000 due to prepaid orders shipped during the first quarter of 2019.

Cash from Operations

Net cash used in operating activities during the three months ended March 31, 2019 was approximately $72,000. Net cash provided by operating activities was approximately $1,280,000 for the three months ended March 31, 2018. Included was depreciation and amortization of approximately $127,000 and $120,000 and non-cash stock based compensation costs of approximately $34,000 and $21,000 for the three months ended March 31, 2019 and 2018, respectively. In addition, accrued expenses and customer deposits decreased approximately $358,000 for the three months ended March 31, 2019 and increased $1,178,000 for the three months ended March 31, 2018. The increase in the first quarter of 2018 was due to customer deposit receipts for shipments throughout 2018. The right of use asset appeared on the balance sheet for the first time and had a balance of approximately $489,000 at March 31, 2019. The new lease obligations line items on the balance sheet had a combined balance of approximately $528,000 at March 31, 2019.

Cash from Investing Activities

Cash of approximately $207,000 was used in investing activities during the three months ended March 31, 2019, compared to approximately $105,000 during the three months ended March 31, 2018. This cash was used for the in-plant office structured mezzanine in addition to production equipment.

Cash from Financing Activities

Cash of approximately $39,000 and $120,000 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the three months ended March 31, 2019 and 2018, respectively.

Debt Outstanding

Total debt outstanding decreased to approximately $224,000 at March 31, 2019, from approximately $263,000 at December 31, 2018, a decrease of 14.8%. During the first three months of 2018 we incurred a new capital lease obligation of approximately $105,000.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation allowance, stock based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholders’ equity and cash flows for all periods presented.

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on February 5, 2019, for the year ended December 31, 2018, relating to insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In order to remediate this weakness, we will need to hire additional employees. Although we will periodically reevaluate this situation, at this point we consider that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2019, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Item 6.	Exhibits

3(a)		Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)		Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)		Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)		SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)		Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

10(a)		Employment Agreement entered into as of February 26, 2002, between Daniel Rooney and the Company (Incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-131605), filed on February 6, 2006, and amended by Pre-effective Amendment No. 1 filed March 23, 2006)

10(b)		Description of Bonding Agreement between the Company and Konfoong Material International Co., Ltd. dated as of December 18, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 18, 2018).

10(c)	*	Employment agreement entered into as of December 13, 2018, between Jeremy Young and the Company.

14(a)		SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com)

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

Item 6.	Exhibits (continued)

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated April 30, 2019, entitled “SCI Engineered Materials, Inc., Reports Improved First Quarter 2019 Results.”

101		The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statement of Changes in Equity for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Financial Statements.

_____________

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: April 30, 2019	/s/ Daniel Rooney
Daniel Rooney, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

