Form 10-Q
period 2019-06-30
SCI Engineered Materials, Inc.
filed 2019-08-05
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

4,325,099 shares of Common Stock, without par value, were outstanding at August 2, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	SCIA	OTCQB

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	3

	Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018 (unaudited)	5

	Statements of Shareholder’s Equity for the Three and Six Months Ended June 30, 2019 and 2018 (unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	23

Signatures		25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(UNAUDITED)
ASSETS
Current Assets
Cash	$1,798,333	$1,802,839
Accounts receivable, less allowance for doubtful accounts of $15,000	351,247	477,932
Note receivable	7,477	-
Inventories	3,562,209	2,752,845
Prepaid expenses	54,949	613,425
Total current assets	5,774,215	5,647,041

Property and Equipment, at cost
Machinery and equipment	8,145,042	8,017,850
Furniture and fixtures	129,683	127,610
Leasehold improvements	360,225	360,225
Construction in progress	131,973	138,067
	8,766,923	8,643,752
Less accumulated depreciation	(6,854,081)	(6,720,847)
	1,912,842	1,922,905

Right of use asset, net	470,825	-
Other assets	82,984	75,613
Total other assets	553,809	75,613

TOTAL ASSETS	$8,240,866	$7,645,559

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Finance lease obligations, current portion	$77,956	$114,853
Operating lease obligations, current portion	76,710	-
Accounts payable	326,971	321,348
Customer deposits	3,127,505	3,202,447
Accrued compensation	97,279	211,227
Accrued expenses and other	92,243	125,130
Total current liabilities	3,798,664	3,975,005

Finance lease obligations, net of current portion	108,384	147,878
Operating lease obligations, net of current portion	433,046	-
Total liabilities	4,340,094	4,122,883

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	502,362	514,438
Common stock, no par value, authorized 15,000,000 shares; 4,325,099 and 4,277,731 shares issued and outstanding, respectively	10,350,684	10,275,733
Additional paid-in capital	2,273,521	2,280,060
Accumulated deficit	(9,225,795)	(9,547,555)
	3,900,772	3,522,676

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,240,866	$7,645,559

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018

Revenue	$2,741,948	$2,543,751	$6,756,986	$4,390,609
Cost of revenue	2,047,279	1,754,222	5,366,015	3,139,068
Gross profit	694,669	789,529	1,390,971	1,251,541
General and administrative expense	349,636	282,539	709,436	529,707
Research and development expense	94,600	87,696	203,469	153,535
Marketing and sales expense	69,346	89,804	137,965	150,596
Income from operations	181,087	329,490	340,101	417,703
Interest expense	14,669	5,236	13,481	12,964
Income before provision for income taxes	166,418	324,254	326,620	404,739
Income tax expense	-	3,244	4,860	6,492
Net income	166,418	321,010	321,760	398,247
Dividends on preferred stock	6,038	6,038	12,076	12,076
INCOME APPLICABLE TO COMMON SHARES	$160,380	$314,972	$309,684	$386,171

Earnings per share - basic and diluted (Note 7)
Income per common share
Basic	$0.04	$0.07	$0.07	$0.09
Diluted	$0.04	$0.07	$0.07	$0.09
Weighted average shares outstanding
Basic	4,321,387	4,214,605	4,308,504	4,205,608
Diluted	4,363,276	4,222,613	4,352,297	4,206,762

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Convertible Preferred Stock, Series B	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance 12/31/17	$514,438	$10,131,307	$2,289,474	$(10,455,424)	$2,479,795
Accretion of cumulative dividends	6,038	-	(6,038)	-	-
Stock based compensation expense (Note 4)	-	-	2,738	-	2,738
Common stock issued (Note 4)	-	17,848	-	-	17,848
Net income	-	-	-	77,237	77,237
Balance 3/31/18	$520,476	$10,149,155	$2,286,174	$(10,378,187)	$2,577,618
Accretion of cumulative dividends	6,038	-	(6,038)	-	-
Accrual of cumulative dividends	(24,152)	-	-	-	(24,152)
Stock based compensation expense (Note 4)	-	-	3,685	-	3,685
Common stock issued (Note 4)	-	18,748	-	-	18,748
Net income	-	-	-	321,010	321,010
Balance 6/30/18	$502,362	$10,167,903	$2,283,821	$(10,057,177)	$2,896,909

Balance 12/31/18	$514,438	$10,275,733	$2,280,060	$(9,547,555)	$3,522,676
Accretion of cumulative dividends	6,038	-	(6,038)	-	-
Stock based compensation expense (Note 4)	-	-	4,158	-	4,158
Proceeds from exercise of stock options (Note 4)	-	14,952	-	-	14,952
Common stock issued (Note 4)	-	30,002	-	-	30,002
Net income	-	-	-	155,342	155,342
Balance 3/31/19	$520,476	$10,320,687	$2,278,180	$(9,392,213)	$3,727,130
Accretion of cumulative dividends	6,038	-	(6,038)	-	-
Payment of cumulative dividends (Note 5)	(24,152)	-	-	-	(24,152)
Stock based compensation expense (Note 4)	-	-	1,379	-	1,379
Common stock issued (Note 4)	-	29,997	-	-	29,997
Net income	-	-	-	166,418	166,418
Balance 6/30/19	$502,362	$10,350,684	$2,273,521	$(9,225,795)	$3,900,772

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$321,760	$398,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	219,302	242,250
Amortization	36,261	1,554
Stock based compensation	65,536	43,019
Loss on disposal of equipment	4,226	-
Inventory reserve	600	3,000
Changes in operating assets and liabilities:
Accounts receivable	126,685	(419,363)
Note receivable	(7,477)	-
Inventories	(809,964)	(951,460)
Prepaid expenses	558,476	(81,358)
Right of use asset	(505,700)	-
Other assets	(8,757)	(8,011)
Accounts payable	5,623	352,940
Operating lease obligations	509,756	-
Accrued expenses and customer deposits	(223,047)	2,395,906
Net cash provided by operating activities	293,280	1,976,724

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(212,195)	(127,972)
Net cash used in investing activities	(212,195)	(127,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	14,952	-
Payment of cumulative dividends on preferred stock	(24,152)	-
Principal payments on finance lease obligations and notes payable	(76,391)	(187,258)
Net cash used in financing activities	(85,591)	(187,258)

NET (DECREASE) INCREASE IN CASH	(4,506)	1,661,494

CASH - Beginning of period	1,802,839	920,802

CASH - End of period	$1,798,333	$2,582,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,939	$13,704
Income taxes	4,860	6,492

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by finance lease	-	105,325
Increase in asset retirement obligation	1,271	1,160

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

Leases - In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842. This amendment provides the Company with an additional and optional transition method to adopt the new lease standard. Under this new transition method, the Company can apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and present the accounting on a prospective or go-forward basis instead of applying to the earliest comparative period presented in the financial statements.  The new lease standard became effective for the Company January 1, 2019.

The Company elected to apply the new transition method upon adoption of the new standard.  The Company also elected the available practical expedients on adoption.  The new standard did not have a material impact on the Company’s income statements. The most significant impact of the new standard was the recognition of a ROU asset and lease liability of over $500,000 as of January 1, 2019.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 3.	Recent Accounting Pronouncements (continued)

Revenue Recognition - The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s analysis of sales contracts under ASC 606 supports the recognition of revenue at a point in time, typically when title passes to the customer upon shipment, which is consistent with the previous revenue recognition model.

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

During the three months ended June 30, 2019 and 2018, revenue from the photonics market was approximately 92% and 84% of total revenue, respectively. During the six months ended June 30, 2019 and 2018, revenue from the photonics market was approximately 95% and 85% of total revenue, respectively. The balance of the revenue in these periods was almost entirely from the thin film solar market. The top two customers represented approximately 76% and 68% of total revenue for the six months ended June 30, 2019 and 2018, respectively. International shipments resulted in 14% and 15% of total revenue for the first six months of 2019 and 2018, respectively.

Note 4.	Common Stock and Stock Options

Stock Based Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $31,376 and $22,433 for the three months ended June 30, 2019 and 2018, respectively. Non cash stock based compensation expense was $65,536 and $43,019 for the six months ended June 30, 2019 and 2018, respectively. Unrecognized compensation expense was $20,241 as of June 30, 2019 and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 18,080 and 35,957 aggregate shares of common stock of the Company during the six months ended June 30, 2019 and 2018, respectively. The stock had an aggregate value of $59,999 and $36,597 for the six months ended June 30, 2019 and 2018, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

The cumulative status of options granted and outstanding at June 30, 2019, and December 31, 2018, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 4.	Common Stock and Stock Options (continued)

Employee Stock Options

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	381,447	$4.54
Granted	41,719	1.25
Exercised	(21,225)	0.84
Expired	(5,000)	3.10
Outstanding at December 31, 2018	396,941	$4.41
Exercised	(31,788)	0.84
Expired	(271,500)	6.00
Forfeited	(17,616)	1.00
Outstanding at June 30, 2019	76,037	$1.03
Options exercisable at December 31, 2018	329,988	$5.09
Options exercisable at June 30, 2019	33,643	$0.92

During the six months ended June 30, 2019, a total of 31,788 stock options were exercised. The Company’s new President, Mr. Jeremy Young, received a loan from the Company in the amount of $14,952 in February 2019 to enable him to exercise 17,800 stock options. Per a Promissory Note signed by Mr. Young this loan is to be repaid in two installments with the final installment due January 1, 2020. The first installment of $7,475 was repaid in February 2019 and the balance is recorded on the balance sheet as a Note Receivable as of June 30, 2019.

Exercise prices for options ranged from $0.84 to $1.25 at June 30, 2019. The weighted average option price for all options outstanding at June 30, 2019, was $1.03 with a weighted average remaining contractual life of 7.2 years. There were no non-employee director stock options outstanding during 2019 and 2018.

Note 5.	Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended June 30, 2019 and 2018, and $12,076 for the six months ended June 30, 2019 and 2018. The Company had accrued dividends on Series B preferred stock of $253,596 at June 30, 2019, and $265,672 at December 31, 2018. These amounts are included in Convertible preferred stock, Series B, on the balance sheet at June 30, 2019, and December 31, 2018. During June 2019, a dividend payment of $24,152 was made to preferred shareholders of record as of December 31, 2018.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 6.	Inventories

Inventories consisted of the following:	June 30,	December 31,
	2019	2018
	(unaudited)
Raw materials	$1,556,461	$1,568,487
Work-in-process	1,930,467	1,144,080
Finished goods	105,622	70,019
Inventory reserve	(30,341)	(29,741)
	$3,562,209	$2,752,845

Note 7.	Earnings Per Share

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Income applicable to common shares	$160,380	$314,972	$309,684	$386,171

Weighted average common shares outstanding - basic	4,321,387	4,214,605	4,308,504	4,205,608

Effect of dilution	41,889	8,008	43,793	1,154
Weighted average shares outstanding - diluted	4,363,276	4,222,613	4,352,297	4,206,762

Note 8.	Note Payable

During the fourth quarter of 2018, the Company entered into a line of credit with Huntington Bank for $1 million. The line of credit bears interest at 0.5 percentage points over the Prime Commercial Rate with an expiration date of October 5, 2019. At June 30, 2019, no amounts were drawn on the line of credit.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 9.	Income Taxes

Following is the income tax expense for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Federal - deferred	$-	$-	$-	$-
State and local	-	3,244	4,860	6,492
	$-	$3,244	$4,860	$6,492

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realization of the net deferred tax assets at June 30, 2019 and December 31, 2018.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $3,700,000 which expire in varying amounts through 2038.

Note 10.	Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $8,700 to $9,700 with a maturity date of November 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $52,300 during the six months ended June 30, 2019.

The following is a maturity analysis, by year, of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2019:

2019	$53,194
2020	108,117
2021	110,364
2022	112,611
2023	114,857
2024	102,550
Total minimum lease payments	$601,693

Operating cash flows from operating leases	35,562
Weighted average remaining lease term – operating leases	5.4 years
Weighted average discount rate – operating leases	5.5%

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 11.	Finance Lease

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of June 30, 2019, are shown in the following table.

2019	$43,026
2020	86,052
2021	69,641
Total minimum lease payments	198,719
Less amount representing interest	12,379
Present value of minimum lease payments	186,340
Less current portion	77,956
Finance lease obligations, net of current portion	$108,384

The equipment under finance lease at June 30, 2019, and December 31, 2018, is included in the accompanying balance sheets as follows:

	June 30, 2019	Dec. 31, 2018
Machinery and equipment	$359,366	$725,036
Less accumulated depreciation and amortization	76,390	222,973
Net book value	$282,976	$502,063

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

Overview

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), an Ohio corporation, was incorporated in 1987.  We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  We are focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass and Transparent Electronics).  Substantially all of our revenues are generated from customers with multi-national operations.  We have made considerable resource investments in Thin Film Solar applications and several customers have adopted our products.  Through collaboration with end users and Original Equipment Manufacturers we develop innovative customized solutions enabling commercial success.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the three months ended June 30, 2019, we had total revenue of $2,741,948. This was an increase of $198,197, or 7.8%, compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, we had total revenue of $6,756,986. This was an increase of $2,366,377, or 53.9%, compared to the six months ended June 30, 2018. Volume and pricing was higher in our photonics market for the six months ended June 30, 2019. We remain encouraged by long term developments in thin film solar and photonics and are actively working to extend our presence in these growing global markets.

Gross profit was $694,669, for the three months ended June 30, 2019 compared to $789,529 for the same three months in 2018 and $1,390,971 and $1,251,541 for the six months ended June 30, 2019 and 2018, respectively.

Operating expenses were $513,582, and $460,039 for the three months ended June 30, 2019 and 2018, respectively and $1,050,870 and $833,838 for the six months ended June 30, 2019 and 2018, respectively. The transition costs related to our new President and CEO working closely with our former President and CEO during the first half of 2019 led to increased expenses. Our former President and CEO retired in June of 2019 and these expenses are expected to be lower in the second half of this year.

We have new materials under development that may replace the Cadmium Sulfide buffer layer in CIGS solar cells. These materials were tested at Case Western Reserve University during the second half of 2017 and the results support the use of our innovative material in thin film solar applications that could lead to higher efficiencies. We are working with customers through product trials and qualifications to accelerate adoption of these materials. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems for the thin film solar and display markets as well as with our transparent electronic products. Those products involve research and development expense to accelerate time to market.

Progress continues to be made under the joint agreement with publicly owned Konfoong Materials International Co., LTD (KFMI). KFMI will bond rotatable thin film solar Aluminum Zinc Oxide cylinders produced in Columbus, Ohio for thin film solar customers in China. This arrangement is intended to enable us to provide an advantage to thin film solar customers in China and to also enhance our access to this growing market. We will continue to produce the ceramic portion of the end product in our facility in Columbus. We will continue to exercise control over our trade secrets and proprietary property through assiduous scrutiny of our Intellectual Property. Our products for photonics and thin film solar customers in areas other than China will continue to be bonded at our manufacturing facility in Columbus. The requisite equipment for the bonding process has been installed at KFMI and on-site training at KFMI by our engineers was completed during the second quarter of 2019.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2019 (unaudited) compared to three and six months ended June 30, 2018 (unaudited):

Revenue

For the three months ended June 30, 2019, we had total revenue of $2,741,948. This was an increase of $198,197, or 7.8%, compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, we had total revenue of $6,756,986, compared to $4,390,609 for the same period in 2018. This was an increase of $2,366,377 or 53.9%, compared to the six months ended June 30, 2018. Volume and pricing was higher in our photonics market and volume was lower in our thin film solar market for the six months ended June 30, 2019. Tariffs are currently impacting thin film solar order rates and shipments.

Gross Profit/Gross Margin

Gross profit was $694,669 for the three months ended June 30, 2019 compared to $789,529 for the same three months in 2018. This was a decrease of $94,860, or 12.0%. Gross margin was 25.3% for the second quarter of 2019 compared to 31.0% for the same period in 2018. Gross profit was $1,390,971 for the six months ended June 30, 2019 compared to $1,251,541 for the first six months of 2018. This was an increase of $139,430 or 11.1%. Gross margin was 20.6% for the first six months of 2019 compared to 28.5% for the same period in 2018. The increase in gross profit was primarily due to increased volume and pricing in our photonics market. A certain raw material related to the increased volume had an increase in pricing which contributed to a lower gross margin which impacted overall gross margin.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2019 and 2018, was $349,636 and $282,539, respectively, an increase of 23.7%. This increase was primarily related to higher director compensation of approximately $18,000, wages and compensation of approximately $12,000, start-up training costs at KFMI in China of approximately $10,000 and higher professional fees of approximately $9,000.

General and administrative expense for the six months ended June 30, 2019 and 2018, were $709,436 and $529,707, respectively, an increase of 33.9%. This increase was primarily related to higher wages and compensation of approximately $83,000, director compensation of $35,000, higher professional fees of $25,000 and start-up training costs at KFMI in China of approximately $11,000. The transition of our new President and CEO working closely with our former President and CEO led to increased expenses. Our former CEO retired in the second quarter of 2019 and expenses are expected to be lower in the second half of this year.

Professional Fees

Included in total expense was $53,953 and $44,732 for professional fees for the three months ended June 30, 2019 and 2018, respectively and $120,454 and $95,634 for professional fees for the six months ended June 30, 2019 and 2018, respectively. These continued expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees as well as costs associated with the transition of our new President and CEO.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development Expense

Research and development expense for the three months ended June 30, 2019, was $94,600 compared to $87,696 for the same period in 2018, an increase of 7.9%. Research and development expense for the six months ended June 30, 2019, was $203,469 compared to $153,535 for the same period in 2018, an increase of 32.5%. This increase was related to higher compensation and benefits in addition to ongoing research. We continue to invest in developing new applications for all of our markets including an innovative buffer layer for thin film solar cells, transparent conductive oxide systems for transparent electronics and thin film solar. These efforts include accelerating time to market for those applications and involve ongoing research and development expense.

Marketing and Sales Expense

Marketing and sales expense was $69,346 and $89,804 for the three months ended June 30, 2019 and 2018, respectively. This was a decrease of $20,458 or 22.8%. This decrease was primarily related to lower wages, benefits and commissions of approximately $17,000.

Marketing and sales expense was $137,965 and $150,596 for the six months ended June 30, 2019 and 2018, respectively. This was a decrease of $12,631 or 8.4%. This decrease was primarily related to lower wages, related to the allocation of salary expenses for our new President and CEO who previously was also engaged in marketing and sales activities.

Stock Compensation Expense

Included in total expenses were non-cash stock based compensation costs of $31,376 and $22,433 for the three months ended June 30, 2019 and 2018, respectively, and $65,536 and $43,019 for the six months ended June 30, 2019 and 2018, respectively. This increase was primarily related to higher director compensation. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense was $20,241 as of June 30, 2019 and will be recognized through 2023.

Interest

Interest expense was $14,669 for the three months ended June 30, 2019 and $13,481 for the six months ended June 30, 2019. Interest expense was $5,236 for the three months ended June 30, 2018 and $12,964 for the six months ended June 30, 2018. Interest expense during 2019 was higher due to the new operating lease standard that became effective January 1, 2019 which reclasses a portion of rent expense to interest expense. The second quarter of 2019 includes $17,396 of expense for the first six months of 2019.

Income Applicable to Common Stock

Income applicable to common stock for the three months ended June 30, 2019 and 2018, was $160,380 and $314,972, respectively. Income applicable to common stock for the six months ended June 30, 2019 and 2018 was $309,684 and $386,171, respectively.

Liquidity and Capital Resources

Cash

As of June 30, 2019 cash on hand was $1,798,333. Cash on-hand was $1,802,839 at December 31, 2018.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Working Capital

At June 30, 2019 working capital was $1,975,551 compared to $1,672,036 at December 31, 2018, an increase of $303,515, or 18.2%. Inventories increased $809,364 and prepaid expenses decreased $558,476 due to orders received late in 2018 and inventory purchased in 2019. Accrued expenses and customer deposits decreased $223,047 due to prepaid orders shipped during 2019 and the timing of accrued compensation at December 31, 2018 paid in 2019. The right of use asset appeared on the balance sheet for the first time in January 2019 and there was a net balance of $470,825 at June 30, 2019. The new lease obligations line items on the balance sheet had a combined balance of $509,756 at June 30, 2019.

Cash from Operations

Net cash provided by operating activities during the six months ended June 30, 2019, was $293,280 and $1,976,724 for the six months ended June 30, 2018. This included depreciation and amortization of $255,563 and $243,804 and non-cash stock based compensation costs of $65,536 and $43,019 for the six months ended June 30, 2019 and 2018, respectively. In addition, accrued expenses and customer deposits decreased $223,047 for the six months ended June 30, 2019 and increased $2,395,906 for the six months ended June 30, 2018. The increase in the first half of 2018 was due to customer deposits received for shipments in 2018 and 2019.

Cash from Investing Activities

Cash of $212,195 was used in investing activities during the six months ended June 30, 2019, which included an in-plant office structured mezzanine in addition to acquisition of production equipment. During the six months ended June 30, 2018, $127,972 was used in investing activities.

Cash from Financing Activities

Cash of $76,391 and $187,258 was used in financing activities for principal payments to third parties for capital lease obligations and notes payable during the six months ended June 30, 2019 and 2018, respectively. A dividend payment of $24,152 was made to owners of our Series B preferred stock during the second quarter of 2019.

Debt Outstanding

Total debt outstanding decreased to $186,340 at June 30, 2019, from $262,731 at December 31, 2018, a decrease of 29.1%. During the first six months of 2018 we incurred a new capital lease obligation of $105,325.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholders’ equity and cash flows for all periods presented.

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on February 5, 2019, for the year ended December 31, 2018, relating to insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In order to remediate this weakness, we will need to hire additional employees. Although we will periodically reevaluate this situation, at this point we consider that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe these efforts address this weakness. These reports include balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended June 30, 2019, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Item 6.	Exhibits

3(a)	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

10(a)	Description of Bonding Agreement between the Company and Konfoong Material International Co., Ltd. dated as of December 18, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 18, 2018).

10(b)	Employment Agreement entered into as of December 13, 2018, between Jeremy Young and the Company.

14(a)	SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com)

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

Item 6.	Exhibits (continued)

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	Press Release dated August 5, 2019, entitled “SCI Engineered Materials, Inc., Reports 2019 Six Month and Second Quarter Results.”

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) Notes to Financial Statements.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: August 5, 2019	/s/ Jeremiah R. Young
Jeremiah R. Young, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

