Form 10-Q
period 2019-09-30
SCI Engineered Materials, Inc.
filed 2019-11-04
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to_______________

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

4,342,744 shares of Common Stock, without par value, were outstanding at November 1, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	SCIA	OTCQB

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018		3

Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)		5

Statements of Shareholder’s Equity for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)		6

Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (unaudited)		7

Notes to Financial Statements (unaudited)		8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	22

Signatures		24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2019	2018
	(UNAUDITED)
Current Assets
Cash	$1,694,890	$1,802,839
Accounts receivable, less allowance for doubtful accounts of $15,000	298,308	477,932
Note receivable	7,477	-
Inventories	3,094,944	2,752,845
Prepaid expenses	92,156	613,425
Total current assets	5,187,775	5,647,041

Property and Equipment, at cost
Machinery and equipment	8,155,324	8,017,850
Furniture and fixtures	129,683	127,610
Leasehold improvements	360,225	360,225
Construction in progress	330,651	138,067
	8,975,883	8,643,752
Less accumulated depreciation	(6,948,062)	(6,720,847)
	2,027,821	1,922,905

Right of use asset, net	452,841	-
Other assets	85,767	75,613
Total other assets	538,608	75,613

TOTAL ASSETS	$7,754,204	$7,645,559

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2019	2018
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$97,322	$114,853
Operating lease obligations, current portion	78,666	-
Accounts payable	243,838	321,348
Customer deposits	2,617,016	3,202,447
Accrued compensation	73,638	211,227
Accrued expenses and other	86,228	125,130
Total current liabilities	3,196,708	3,975,005

Finance lease obligations, net of current portion	148,864	147,878
Operating lease obligations, net of current portion	412,763	-
Total liabilities	3,758,335	4,122,883

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	508,400	514,438
Common stock, no par value, authorized 15,000,000 shares; 4,342,744 and 4,277,731 shares issued and outstanding, respectively	10,380,680	10,275,733
Additional paid-in capital	2,270,252	2,280,060
Accumulated deficit	(9,163,463)	(9,547,555)
	3,995,869	3,522,676

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,754,204	$7,645,559

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2019	2018	2019	2018
Revenue	$3,255,201	$2,652,635	$10,012,187	$7,043,244

Cost of revenue	2,796,681	1,986,751	8,162,696	5,125,819

Gross profit	458,520	665,884	1,849,491	1,917,425

General and administrative expense	247,984	310,464	957,420	840,171

Research and development expense	80,203	98,514	283,672	252,049

Marketing and sales expense	63,462	110,209	201,427	260,805

Income from operations	66,871	146,697	406,972	564,400

Interest expense (income)	4,539	(2,015)	18,020	10,949

Income before provision for income taxes	62,332	148,712	388,952	553,451

Income tax expense	-	4,586	4,860	11,078

Net income	62,332	144,126	384,092	542,373

Dividends on preferred stock	6,038	6,038	18,114	18,114

INCOME APPLICABLE TO COMMON SHARES	$56,294	$138,088	$365,978	$524,259

Earnings per share - basic and diluted (Note 7)
Income per common share
Basic	$0.01	$0.03	$0.08	$0.12
Diluted	$0.01	$0.03	$0.08	$0.12

Weighted average shares outstanding
Basic	4,335,839	4,232,214	4,317,716	4,214,573
Diluted	4,356,947	4,294,214	4,357,273	4,228,943

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/17	$514,438	$10,131,307	$2,289,474	$(10,455,424)	$2,479,795

Accretion of cumulative dividends	18,114	-	(18,114)	-	-

Proceeds from exercise of stock options (Note 4)	-	840	-	-	840

Payment of cumulative dividends (Note 5)	(24,152)	-	-	-	(24,152)

Stock based compensation expense (Note 4)	-	-	10,581	-	10,581

Common stock issued (Note 4)	-	73,379	-	-	73,379

Net income	-	-	-	542,373	542,373

Balance 9/30/18	$508,400	$10,205,526	$2,281,941	$(9,913,051)	$3,082,816

Balance 6/30/18	$502,362	$10,167,903	$2,283,821	$(10,057,177)	$2,896,909

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Proceeds from exercise of stock options (Note 4)	-	840	-	-	840

Stock based compensation expense (Note 4)	-	-	4,158	-	4,158

Common stock issued (Note 4)	-	36,783	-	-	36,783

Net income	-	-	-	144,126	144,126

Balance 9/30/18	$508,400	$10,205,526	$2,281,941	$(9,913,051)	$3,082,816

Balance 12/31/18	$514,438	$10,275,733	$2,280,060	$(9,547,555)	$3,522,676

Accretion of cumulative dividends	18,114	-	(18,114)	-	-

Proceeds from exercise of stock options (Note 4)	-	14,952	-	-	14,952

Payment of cumulative dividends (Note 5)	(24,152)	-	-	-	(24,152)

Stock based compensation expense (Note 4)	-	-	8,306	-	8,306

Common stock issued (Note 4)	-	89,995	-	-	89,995

Net income	-	-	-	384,092	384,092

Balance 9/30/19	$508,400	$10,380,680	$2,270,252	$(9,163,463)	$3,995,869

Balance 6/30/19	$502,362	$10,350,684	$2,273,521	$(9,225,795)	$3,900,772

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Stock based compensation expense (Note 4)	-	-	2,769	-	2,769

Common stock issued (Note 4)	-	29,996	-	-	29,996

Net income	-	-	-	62,332	62,332

Balance 9/30/19	$508,400	$10,380,680	$2,270,252	$(9,163,463)	$3,995,869

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$384,092	$542,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	315,161	344,163
Amortization	54,945	2,142
Stock based compensation	98,301	83,960
Loss on disposal of equipment	4,226	275
Inventory reserve	900	(27,759)
Changes in operating assets and liabilities:
Accounts receivable	179,624	(20,423)
Note receivable	(7,477)	-
Inventories	(342,999)	(1,600,487)
Prepaid expenses	521,269	(392,619)
Right of use asset	(505,701)	-
Other assets	(12,239)	(11,480)
Accounts payable	(77,510)	121,793
Operating lease obligations	491,429	-
Accrued expenses and customer deposits	(763,827)	2,923,898
Net cash provided by operating activities	340,194	1,965,836

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(343,448)	(345,140)
Net cash used in investing activities	(343,448)	(345,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	14,952	840
Payment of cumulative dividends on preferred stock	(24,152)	(24,152)
Principal payments on finance lease obligations and notes payable	(95,495)	(255,444)
Net cash used in financing activities	(104,695)	(278,756)

NET (DECREASE) INCREASE IN CASH	(107,949)	1,341,940

CASH - Beginning of period	1,802,839	920,802

CASH - End of period	$1,694,890	$2,262,742

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,318	$18,774
Income taxes	4,860	11,078

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by finance lease	78,950	105,325
Increase in asset retirement obligation	1,906	1,796

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1.  Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, or the “Company”), an Ohio corporation, was incorporated in 1987.  The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  The Company is focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass and Transparent Electronics).  Substantially all of the Company’s revenues are generated from customers with multi-national operations.  The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

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

The Company adopted this guidance as of January 1, 2018 utilizing the modified retrospective approach method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning on or after January 1, 2018 are presented in accordance with ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s revenue recognition policies prior to the adoption of ASC 606. Implementation of the standard did not have a material impact on the Company’s financial statements as the Company’s method for recognizing revenue subsequent to the implementation of ASC 606 does not vary significantly from its revenue recognition practices under the prior revenue standard. Accordingly, there was no required cumulative adjustment to retained earnings as of January 1, 2018.

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

During the three months ended September 30, 2019 and 2018, revenue from the photonics market was approximately 100% and 71% of total revenue, respectively. During the nine months ended September 30, 2019 and 2018, revenue from the photonics market was approximately 97% and 80% of total revenue, respectively. The balance of the revenue in these periods was almost entirely from the thin film solar market. The top two customers represented approximately 79% and 63% of total revenue for the nine months ended September 30, 2019 and 2018, respectively. International shipments resulted in 10% and 20% of total revenue for the first nine months of 2019 and 2018, respectively.

Note 4.  Common Stock and Stock Options

Stock Based Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $32,765 and $40,941 for the three months ended September 30, 2019 and 2018, respectively. Non cash stock based compensation expense was $98,301 and $83,960 for the nine months ended September 30, 2019 and 2018, respectively. Unrecognized compensation expense was $17,473 as of September 30, 2019 and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 35,725 and 52,487 aggregate shares of common stock of the Company during the nine months ended September 30, 2019 and 2018, respectively. The stock had an aggregate value of $89,995 and $73,379 for the nine months ended September 30, 2019 and 2018, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

The cumulative status of options granted and outstanding at September 30, 2019, and December 31, 2018, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 4.  Common Stock and Stock Options (continued)

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2018	381,447	$4.54
Granted	41,719	1.25
Exercised	(21,225)	0.84
Expired	(5,000)	3.10
Outstanding at December 31, 2018	396,941	$4.41
Exercised	(31,788)	0.84
Expired	(271,500)	6.00
Forfeited	(17,616)	1.00
Outstanding at September 30, 2019	76,037	$1.03
Options exercisable at December 31, 2018	329,988	$5.09
Options exercisable at September 30, 2019	33,643	$0.92

During the nine months ended September 30, 2019, a total of 31,788 stock options were exercised. The Company’s new President, Mr. Jeremy Young, received a loan from the Company in the amount of $14,952 in February 2019 to enable him to exercise 17,800 stock options. Per a Promissory Note signed by Mr. Young this loan is to be repaid in two installments with the final installment due January 1, 2020. The first installment of $7,475 was repaid in February 2019 and the balance is recorded on the balance sheet as a Note Receivable as of September 30, 2019.

Exercise prices for options ranged from $0.84 to $1.25 at September 30, 2019. The weighted average option price for all options outstanding at September 30, 2019, was $1.03 with a weighted average remaining contractual life of 6.7 years. There were no non-employee director stock options outstanding during 2019 and 2018.

Note 5.  Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended September 30, 2019 and 2018, and $18,114 for the nine months ended September 30, 2019 and 2018. The Company had accrued dividends on Series B preferred stock of $259,634 at September 30, 2019, and $265,672 at December 31, 2018. These amounts are included in Convertible preferred stock, Series B, on the balance sheet at September 30, 2019, and December 31, 2018. During the first nine months of 2019 and 2018, a dividend payment of $24,152 was made to preferred shareholders of record.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 6.  Inventories

Inventories consisted of the following:	September 30,	December 31,
	2019	2018
	(unaudited)
Raw materials	$1,523,573	$1,568,487
Work-in-process	1,444,909	1,144,080
Finished goods	157,103	70,019
Inventory reserve	(30,641)	(29,741)
	$3,094,944	$2,752,845

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

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2019	2018	2019	2018
Income applicable
to common shares	$56,294	$138,088	$365,978	$524,259

Weighted average common
shares outstanding - basic	4,335,839	4,232,214	4,317,716	4,214,573

Effect of dilution	21,108	62,000	39,557	14,370
Weighted average
shares outstanding - diluted	4,356,947	4,294,214	4,357,273	4,228,943

Note 8.  Note Payable

During October of 2019, the Company renewed its line of credit with Huntington Bank for $1 million. The line of credit bears interest at 0.5 percentage points over the Prime Commercial Rate with an expiration date of October 5, 2020. At September 30, 2019, no amounts were drawn on the line of credit.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 9.  Income Taxes

Following is the income tax expense for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Federal - deferred	$-	$-	$-	$-
State and local	-	4,586	4,860	11,078
	$-	$4,586	$4,860	$11,078

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realization of the net deferred tax assets at September 30, 2019 and December 31, 2018.  The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $3,800,000 which expire in varying amounts through 2038.

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $8,700 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $78,400 during the nine months ended September 30, 2019.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of September 30, 2019:

2019	$26,715
2020	108,117
2021	110,364
2022	112,611
2023	114,857
2024	102,550
Total minimum lease payments	$575,214

Operating cash outflows from operating leases	53,890
Weighted average remaining lease term – operating leases	5.1 years
Weighted average discount rate – operating leases	5.5%

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 11. Finance Leases

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of September 30, 2019, are shown in the following table.

2019	$26,952
2020	107,808
2021	91,398
2022	21,756
2023	16,315
Total minimum lease payments	264,229
Less amount representing interest	18,043
Present value of minimum lease payments	246,186
Less current portion	97,322
Finance lease obligations, net of current portion	$148,864

The equipment under finance lease at September 30, 2019, and December 31, 2018, is included in the accompanying balance sheets as follows:

	Sept. 30, 2019	Dec. 31, 2018
Machinery and equipment	$438,316	$725,036
Less accumulated depreciation and amortization	85,374	222,973
Net book value	$352,942	$502,063

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

The Company entered into a finance lease obligation during September 2019 for the purchase of new production and testing equipment in the amount of $78,950.

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

Overview

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), an Ohio corporation, was incorporated in 1987.  We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications.  We are focused on specific markets within the PVD industry (Photonics, Thin Film Solar, Glass and Transparent Electronics).  Substantially all of our revenues are generated from customers with multi-national operations.  We have made considerable resource investments in Thin Film Solar applications and several customers have adopted our products.  The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

For the three months ended September 30, 2019, we had total revenue of $3,255,201. This was an increase of $602,566, or 22.7%, compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, we had total revenue of $10,012,187. This was an increase of $2,968,943, or 42.2%, compared to the nine months ended September 30, 2018. Volume and pricing were higher in our photonics market during 2019. We expect revenue for the full year 2019 to exceed full year 2018. We anticipate revenue to be lower in the fourth quarter of 2019 compared to recent quarters as a result of product mix and continued uncertainties concerning the thin film solar market in China.

Gross profit was $458,520 for the three months ended September 30, 2019 compared to $665,884 for the same three months in 2018 and $1,849,491 and $1,917,425 for the nine months ended September 30, 2019 and 2018, respectively.

Operating expenses were $391,649 and $519,187 for the three months ended September 30, 2019 and 2018, respectively and $1,442,519 and $1,353,025 for the nine months ended September 30, 2019 and 2018, respectively. The transition costs related to our new President and CEO working closely with our former President and CEO led to increased expenses during the first half of 2019. Our former President and CEO retired in June of 2019 and these expenses are expected to continue to be lower for the remainder of this year.

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

A bonding facility and on-site training was completed in the second quarter of 2019 pursuant to a joint agreement with publicly owned Konfoong Materials International Co., LTD (KFMI). KFMI will bond rotatable thin film solar Aluminum Zinc Oxide cylinders produced in Columbus, Ohio for thin film solar customers in China. This arrangement is intended to enable us to provide an advantage to thin film solar customers in China and to also enhance our access to this growing market. We will continue to produce the ceramic portion of the end product in our facility in Columbus. We will continue to exercise control over our trade secrets and proprietary property through assiduous scrutiny of our Intellectual Property. Our products for photonics and thin film solar customers in areas other than China will continue to be bonded at our manufacturing facility in Columbus.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2019 (unaudited) compared to three and nine months ended September 30, 2018 (unaudited):

Revenue

For the three months ended September 30, 2019, we had total revenue of $3,255,201. This was an increase of $602,566, or 22.7%, compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, we had total revenue of $10,012,187 compared to $7,043,244 for the same period in 2018. This was an increase of $2,968,943 or 42.2%, compared to the nine months ended September 30, 2018. Volume and pricing were higher in our photonics market and volume was lower in our thin film solar market during 2019.

Gross Profit

Gross profit was $458,520 for the three months ended September 30, 2019 compared to $665,884 for the same three months in 2018. This was a decrease of $207,364, or 31.1%. Gross profit as a percentage of revenue (gross margin) was 14.1% for the third quarter of 2019 compared to 25.1% for the same period in 2018. Gross profit was $1,849,491 for the nine months ended September 30, 2019 compared to $1,917,425 for the first nine months of 2018. This was a decrease of $67,934 or 3.5%. Gross margin was 18.5% for the first nine months of 2019 compared to 27.2% for the same period in 2018. The decrease in gross profit was primarily due to product mix including lower volume in our thin film solar market previously mentioned. A certain raw material related to the increased volume in our photonics market had an increase in pricing which contributed to a lower gross margin which impacted overall gross margin.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2019 and 2018, was $247,984 and $310,464, respectively, a decrease of 20.1%. This decrease was primarily related to lower compensation of approximately $67,000, principally due to the retirement in June of 2019 of our former President and CEO.

General and administrative expense for the nine months ended September 30, 2019 and 2018, was $957,420 and $840,171, respectively, an increase of 14.0%. This increase was primarily related to higher compensation of approximately $15,000, higher director compensation of $37,000, higher professional fees of $30,000 and start-up training costs at KFMI in China of approximately $11,000. The transition of our new President and CEO working closely with our former President and CEO led to increased expenses during the first half of 2019. Our former CEO retired in June of 2019 and these expenses are expected to continue to be lower for the remainder of this year.

Professional Fees

Included in total expense was $39,799 and $35,022 for professional fees for the three months ended September 30, 2019 and 2018, respectively and $160,252 and $130,657 for professional fees for the nine months ended September 30, 2019 and 2018, respectively. These ongoing expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees as well as costs associated with the transition of our new President and CEO.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development Expense

Research and development expense for the three months ended September 30, 2019, was $80,203 compared to $98,514 for the same period in 2018, a decrease of 18.6%. The decrease is primarily related to less compensation. Research and development expense for the nine months ended September 30, 2019, was $283,672 compared to $252,049 for the same period in 2018, an increase of 12.5%. This increase was principally due to ongoing research as we continue to invest in developing new applications for all of our markets including an innovative buffer layer for thin film solar cells, transparent conductive oxide systems for transparent electronics and thin film solar. These efforts include accelerating time to market for those applications and involve ongoing research and development expense.

Marketing and Sales Expense

Marketing and sales expense was $63,462 and $110,209 for the three months ended September 30, 2019 and 2018, respectively. This was a decrease of $46,747 or 42.4%. This decrease was primarily related to lower compensation and commissions of approximately $43,000.

Marketing and sales expense was $201,427 and $260,805 for the nine months ended September 30, 2019 and 2018, respectively. This was a decrease of $59,378 or 22.8%. This decrease was primarily related to lower compensation of approximately $42,000 due to the allocation of salary expenses for our new President and CEO who previously was also engaged in marketing and sales activities. In addition, commissions were lower by approximately $16,000 compared to the same time period in 2018.

Stock Compensation Expense

Included in total expenses were non-cash stock based compensation costs of $32,765 and $40,941 for the three months ended September 30, 2019 and 2018, respectively, and $98,301 and $83,960 for the nine months ended September 30, 2019 and 2018, respectively. This increase was primarily related to higher director compensation. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock based compensation expense was $17,473 as of September 30, 2019 and will be recognized through 2023.

Interest

Interest expense was $4,539 for the three months ended September 30, 2019 and $18,020 for the nine months ended September 30, 2019. Interest income was $2,015 for the three months ended September 30, 2018. Interest expense was $10,949 for the nine months ended September 30, 2018. Interest expense during 2019 was higher due to the new operating lease standard that became effective January 1, 2019 which reclasses a portion of rent expense to interest expense.

Income Applicable to Common Stock

Income applicable to common stock for the three months ended September 30, 2019 and 2018, was $56,294 and $138,088, respectively. Income applicable to common stock for the nine months ended September 30, 2019 and 2018 was $365,978 and $524,259, respectively.

Liquidity and Capital Resources

Cash

As of September 30, 2019, cash on hand was $1,694,890. Cash on-hand was $1,802,839 at December 31, 2018. The lower cash balance was due to purchases of inventory as well as an in-plant office structured mezzanine and production equipment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Working Capital

At September 30, 2019 working capital was $1,991,067 compared to $1,672,036 at December 31, 2018, an increase of $319,031 or 19.1%. Inventories increased $342,099 and prepaid expenses decreased $521,269 due to orders received late in 2018 and inventory purchased in 2019. Accrued expenses and customer deposits decreased $763,827 due to prepaid orders shipped during 2019 and the timing of accrued compensation at December 31, 2018 which was paid in 2019. The right of use asset appeared on the balance sheet for the first time in January 2019 and there was a net balance of $452,841 at September 30, 2019. The new operating lease obligations line items on the balance sheet had a combined balance of $491,429 at September 30, 2019.

Cash from Operations

Net cash provided by operating activities during the nine months ended September 30, 2019, was $340,194 and $1,965,836 for the nine months ended September 30, 2018. This included depreciation and amortization of $370,106 and $346,305, and non-cash stock-based compensation costs of $98,301 and $83,960 for the nine months ended September 30, 2019 and 2018, respectively. In addition, accrued expenses and customer deposits decreased $763,827 for the nine months ended September 30, 2019 and increased $2,923,898 for the nine months ended September 30, 2018. The increase in 2018 was due primarily to customer deposits received for shipments in 2018 and 2019.

Cash from Investing Activities

Cash of $343,448 was used in investing activities during the nine months ended September 30, 2019, which included an in-plant office structured mezzanine in addition to acquisition of production equipment. During the nine months ended September 30, 2018, $345,140 was used in investing activities.

Cash from Financing Activities

Cash of $95,495 and $255,444 was used in financing activities for principal payments to third parties for finance lease obligations and notes payable during the nine months ended September 30, 2019 and 2018, respectively. A dividend payment of $24,152 was made to owners of our Series B preferred stock during the first nine months of 2019 and 2018.

Debt Outstanding

Total debt outstanding decreased to $246,186 at September 30, 2019, from $262,731 at December 31, 2018, a decrease of 6.3%. During the first nine months of 2019 and 2018, we incurred new capital lease obligations of $78,950 and $105,325, respectively.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. Until we are able to hire additional employees, we will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operation, changes in shareholders’ equity and cash flows for all periods presented.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2019, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Item 6.   Exhibits

3(a)		Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)		Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)		Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)		SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)		Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

10(a)		Description of Bonding Agreement between the Company and Konfoong Material International Co., Ltd. dated as of December 18, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 18, 2018).

10(b)		Employment Agreement entered into as of December 13, 2018, between Jeremy Young and the Company.

14(a)		SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com)

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

Item 6.   Exhibits (continued)

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated November 4, 2019, entitled “SCI Engineered Materials, Inc., Reports 2019 Nine Month and Third Quarter Results.”

101		The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) Notes to Financial Statements.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: November 4, 2019	/s/ Jeremiah R. Young
Jeremiah R. Young, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

