Form 10-K
period 2019-12-31
SCI Engineered Materials, Inc.
filed 2020-02-05
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2019

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

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $8,654,489 on June 30, 2019. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. There were 4,370,519 shares of the Registrant’s Common Stock outstanding on January 31, 2020.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	SCIA	OTCQB

Documents Incorporated By Reference

Portions of our Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

History of the Company

The late Dr. Edward Funk, Sc.D., and his late wife Ingeborg founded SCI in 1987. Dr. Funk, formerly a Professor of Metallurgy at The Ohio State University and a successful entrepreneur, envisioned significant market potential for the then newly discovered High Temperature Superconductivity (“HTS”) material YBCO (Tc of 90o K). Our first product was a 99.999% pure, co-precipitated YBCO 1-2-3 powder. Over the years we expanded our product line by adding other High Tc Powders, sintered shapes, single crystal substrates, and non-superconducting sputtering targets. At this time, we are not pursuing this market but these early years of development is the foundation on which our material science experience is built.

We opened a subdivision, Target Materials Inc. (“TMI”), in 1991 to supply the increasing worldwide demand for sputtering and laser ablation targets. We became a full-service manufacturer of high-performance thin film materials, providing a wide selection of metals, ceramics, and alloys for sputtering targets, evaporation sources, and other PVD applications. We served the Research and Development market as well as the Industrial and Decorative Coating markets. During this time, we began to manufacture targets for the photovoltaic, flat panel display, and semiconductor industries.

SCI and TMI were merged in 2002. We continued to manufacture complex ceramic, metal, and alloy products for the photonic, photovoltaic, media storage, flat panel display, and semiconductor industries.

In January 2017, we received ISO 9001:2015 registration, an internationally recognized quality standard. We received ISO 9001:2008 registration in April 2010 and prior to April 2010 we were ISO 9001:2000 registered.

Throughout much of our history, we have conducted funded research primarily under grants from entities such as the Department of Energy, the National Science Foundation, NASA, and the Ohio Development Services Agency. These activities are generally limited to funded research that is consistent with our focus on near term commercial applications in our principal markets.

For more than three decades we have been developing considerable expertise in the development and manufacturing ramp-up of innovative materials, such as Transparent Conductive Oxides (TCO) for Thin Film Solar (TFS) applications and targets for thin film batteries. We have made considerable resource investments in the TFS industry and a number of customers have adopted our products. The Company is committed to finding further growth opportunities that can benefit from this expertise. Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions. We actively seek to partner with organizations to provide solutions for difficult material challenges.

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

We have developed products for the TFS market. We are well positioned in the TFS area having supplied materials to that market for over twenty years from the early stages of TFS development. We continue to increase our visibility in the global arena by attending various trade shows targeted at the solar market. Our marketing and sales strategy includes increased direct contact with customers and entry into contiguous markets. We have representatives in China, Korea, and Taiwan. China is the largest market for our TFS products.

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

In 2018, we began to supply target materials to the roll to roll coating industry. Roll to roll PVD coating is an emerging market in which intermediate manufacturers use our advanced materials to coat flexible substrates for a wide range of applications. In a roll to roll coating system, multiple layers of different materials can be deposited over large areas on flexible substrates without costly down time associated with breaking vacuum. These coated substrates can be used as standalone products in high volume consumer goods or can be laminated into electronic and optical components such as solar panels, architectural glass and displays. Our rotatable bonding technology, compounded with our material development capabilities, position us well in this emerging market for potential growth.

Set up of a bonding facility has been completed pursuant to a joint agreement with publicly owned Konfoong Materials International Co., LTD (KFMI). KFMI will bond rotatable thin film solar Aluminum Zinc Oxide cylinders produced in Columbus, Ohio for the majority of our Chinese thin film solar customers. This arrangement is intended to enable us to provide an advantage to thin film solar customers in China and to also enhance our access to this growing market. We will continue to produce the ceramic portion of the end product in our facility in Columbus. Our products for photonics and other thin film solar customers will continue to be bonded at our manufacturing facility in Columbus. We will continue to exercise control over our trade secrets and proprietary property through assiduous scrutiny of our Intellectual Property.

We continue to invest in developing new products for all current markets with emphasis on accelerating time to market.

For the year ended December 31, 2019, we had total revenue of $12,950,387. This was an increase of $1,588,812, or 14% compared to 2018. The increase was primarily due to increased volume and pricing in our photonics market.

In 2018, revenue benefited from our sales to the TFS market which declined in 2019 due to increased volatility in the global solar market, including disruptive factors that affected customer behavior. Consequently, our largest customer represented approximately 72% of total revenues in 2019 and 36% in 2018.

Marketing and Sales

Europe and Asia, as well as the Americas, have high demand for sputtering targets. We continue to expand our global marketing reach. We use various distribution channels to reach end user markets, including direct sales by our employees, independent manufacturers’ representatives in the United States, and independent distributors and manufacturers’ representatives for international markets. We have manufacturer’s representatives in the Chinese, Korean and Taiwanese markets. Also, the internet provides tremendous reach for new customers to be able to identify us as a source of their product needs.

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

Suppliers

Principal suppliers in 2019 were Johnson Matthey, Six Nine Metals and Silicon-HQ. In every case, we have established alternate vendors that can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Research and Development

We are developing sputtering targets for transparent electronic applications, which could be used to produce transparent thin film transistors via PVD processing. We have ongoing development for product improvements and new Transparent Conductive Oxide for Thin Film Solar and wide area coating applications. Much of the development for these new products is based on doping zinc oxide (ZnO). We have developed considerable expertise working with ZnO from our aluminum zinc oxide (AZO) development. We are also developing a dielectric material for semiconductor applications. We focus our research and development efforts in areas that build on our core competencies.

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

New Product Initiatives

We are committed to the expansion of our core competencies into growth areas through continued exploration of our current well-established customer relationships and other burgeoning markets. We continue to develop TCO target materials for the Thin Film Solar market in partnership with both original equipment manufacturers and Thin Film Solar Cell panel fabricators. A combination of Third Frontier grants and loans provided by the Ohio Development Services Agency and the Ohio Air Quality Development Authority enabled us to accelerate both our development of new products and expanding our manufacturing capacity to meet demands in an evolving marketplace. In addition, we have developed a Zinc Magnesium Oxide material that may be used as a buffer layer material in Copper Indium Gallium Diselenide (CIGS) solar cells. We are also exploring material applications in differing manufacturing areas that can capitalize on our expertise and industry relationships.

Our research and development team includes a Ph.D. with a degree in Material Science. This knowledge base is essential for our products to be successful. The applications in which we are involved require a deeper understanding than only the material properties. Our team provides knowledge in the areas of optical and electrical properties in these applications.

Intellectual Property

Our patent titled “Process for the removal of contaminants from sputtering target substrates” (US patent No. 10,138,545 B2) was issued on November 27, 2018. This provides a process for the removal of contaminants on a spent sputtering target used in Plasma Vapor Deposition.

We have the rights to multiple patent applications and any subsequent patents for technology related to the application of Zinc Oxide based Transparent Conductive Oxide in Displays. Our patent titled “Display having a transparent conductive oxide layer comprising metal doped zinc oxide applied by sputtering” (US patent No. 9,927,667) was issued on March 27, 2018. The transparent conductive oxides (TCOs) we developed in this patent have excellent electro-optical performance, high transmittance, high conductivity and good chemical resistance. This patent has various applications that include LCDs, micro LED, OLED, smart windows and mirrors, AR/VR goggles, e-papers, and wearable electronics, and a corresponding application is pending in Sweden. Our clients, in relevant applications, are entitled to use the patent number when referring to the devices covered by the patent and benefit from it. We believe the TCOs claimed and protected in the patent have wide and innovative applications which can put SCI in a unique position in the market as well as bring us additional business opportunities.

We also have an additional Provisional patent application relating to specific technology that protects our processes used in achieving superior bonding in planar and rotatable targets. We intend to file a regular application claiming priority to this application in a timely manner to claim rights in the U.S. and other jurisdictions.

We have received a patent for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method from the United States Patent and Trademark Office. We also have received a patent for a process to join two individual, strongly linked super-conductors utilizing a melt processing technique.

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

Employees

We had 22 and 26 full-time employees as of December 31, 2019 and 2018, respectively. One of these employees holds a PhD in Material Science. We have never experienced a work stoppage and consider our relations with employees to be good. The employees do not have a bargaining unit.

Environmental Matters

We handle all materials according to federal, state and local environmental regulations and include Safety Data Sheets (SDS) with all shipments to customers. We maintain a collection of SDS sheets for all raw materials used in the manufacture of products and maintenance of equipment and ensure that all personnel follow the handling instructions contained in the SDS for each material. We contract with a reputable, fully permitted hazardous waste disposal company to dispose of the small amount of hazardous waste generated.

Collections and Write-offs

We collected receivables in an average of 35 days in 2019. We have occasionally written-off negligible amounts of accounts receivable as uncollectible. There were none in 2019 and 2018. We consider credit management critical to our success.

Seasonal Trends

We have not experienced and do not expect to experience seasonal trends in future business operations.

ITEM 1A.	RISK FACTORS

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Annual Report on Form 10-K and our other public filings with the Securities and Exchange Commission (the “SEC”). Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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

Risks Relating to the Company

We have had operating losses in the past and may incur losses in the future.

For the year ended December 31, 2019 we had income from operations of $330,858 compared to $934,867 for the year ended December 31, 2018. We have had operating losses in the past and we provide no assurances that we will be able to operate profitably in the future. We continue to invest in developing new products for all of our markets including transparent conductive oxide systems within the thin film solar industry. We also have ongoing development efforts with our transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

During 2019 we reduced our accumulated deficit to $9,242,204 at December 31, 2019. Management’s plans with respect to the objective of maintaining and improving liquidity and profitability in future years include continuing to expand our business in current markets and into new markets for our products, developing new products and increasing our revenue and presence in those markets. Management believes the actions that began during the last few years and continue today provide the opportunity for maintaining and improving liquidity and profitability. However, no assurances are made that such actions will result in sustained profitability.

A substantial portion of our sales has been dependent upon certain principal customers, the loss of whom could materially negatively affect the Company’s total sales.

Our top two customers account for approximately 82% of our net sales for the fiscal year ended December 31, 2019. Although these customers have been on-going major customers of the Company for several years, we do not have written agreements with these customers that require any minimum purchase obligations and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits. We cannot provide assurance that these customers or any of our other current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

Our success depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. The loss of services of one of our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel could have a material adverse effect on our business, operating results and financial condition. Jeremy Young was named President and chief executive officer during 2019 and has an employment agreement with the Company that contains non-competition provisions as well as severance payments. Mr. Young has been with the Company for more than fourteen years. Our former President and chief executive officer, Dan Rooney, retired in June 2019. All other key management personnel have entered into non-competition agreements with the Company. Although we have been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that we will be able to do so in the future.

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

In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We have recently begun to implement some new employee retention strategies. If we fail to retain our employees, we could incur significant expenses in hiring and training new employees, and the quality of our services and our ability to serve our customers could decline, resulting in a material adverse effect to our business.

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

The market for PVD materials is a substantial market with significant competition in both ceramic and metal materials. While we believe that our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as Materion Corporation, Kurt Lesker, and Tosoh, all of which have more financial resources than us. We cannot provide assurance that developments by others will not render our products or technologies obsolete or less competitive.

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

The Thin Film Solar energy market that we supply is at a relatively early stage of development, and the extent to which thin film solar modules and flexible products will be widely adopted is uncertain. Although the industry has experienced rapid growth, overcapacity in the market previously created difficulties for some of our current and potential customers in the Thin Film Solar industry. Adoption of our products by specific areas of this market is important to our long-term growth. If the technology proves unsuitable for widespread adoption at economically attractive rates of return or if demand for Thin Film Solar modules fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business in that market or generate sufficient sales to achieve profitability.

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

Risks Related to Our Intellectual Property

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

Our ability to compete in our markets and to achieve future revenue growth could depend, in significant part, on our ability to protect our proprietary technology and operate without infringing upon the intellectual property rights of others. Late in 2018 we announced plans to begin manufacturing thin film solar products in China under a joint agreement with publicly owned Konfoong Materials International Co., LTD (KFMI). KFMI will bond rotatable thin film solar Aluminum Zinc Oxide cylinders produced in Columbus, Ohio for thin film solar customers in China. Our products for photonics and thin film solar customers in areas other than China will continue to be bonded at our manufacturing facility in Columbus. This is the first time that we have entered into such a relationship in China and the legal regime in China for the protection of intellectual property rights is still at its early stage of development. Intellectual property protection became a national effort in China in 1979 when China adopted its first statute on the protection of trademarks. Since then, China has adopted its Patent Law, Trademark Law and Copyright Law and promulgated related regulations such as Regulation on Computer Software Protection, Regulation on the Protection of Layout Designs of Integrated Circuits and Regulation on Internet Domain Names. China has also acceded to various international treaties and conventions in this area, such as the Paris Convention for the Protection of Industrial Property, Patent Cooperation Treaty, Madrid Agreement and its Protocol Concerning the International Registration of Marks. In addition, when China became a party to the World Trade Organization in 2001, China amended many of its laws and regulations to comply with the Agreement on Trade-Related Aspects of Intellectual Property Rights. Despite many laws and regulations promulgated and other efforts made by China over the years to tighten up its regulation and protection of intellectual property rights, private parties may not enjoy intellectual property rights in China in the same way they do in many Western countries, including the US, and enforcement of such laws and regulations in China have not reached the levels reached in those countries. Both the administrative agencies and the court system in China are not well-equipped to deal with violations or handle the nuances and complexities between compliant technological innovation and non-compliant infringement.

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

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary and licensed technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, manufacturers, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

The rapid technological changes of our industry may adversely affect us if we do not keep pace with advancing technology.

The PVD market is characterized by rapidly advancing technology. Our success depends on our ability to keep pace with advancing technology and processes and industry standards. We have focused our development efforts on sputtering targets. We intend to continue to develop innovative materials and integrate those advances to the thin film coatings industry and other potential industries. However, our development efforts may be rendered obsolete by research efforts and technological advances made by others, and materials other than those we currently use may prove more advantageous.

Risks Related to Our Common Stock

Our Articles of Incorporation authorize us to issue additional shares of stock.

We are authorized to issue up to 15,000,000 shares of common stock, which may be issued by our Board of Directors for such consideration, as they may consider sufficient without seeking shareholder approval. As of December 31, 2019, we had 4,370,519 shares outstanding and 48,265 shares underlying options that are currently exercisable resulting in 10,581,216 shares of common stock available for issue. The issuance of additional shares of common stock in the future may reduce the proportionate ownership and voting power of current shareholders.

Our Articles of Incorporation authorize us to issue up to 260,000 shares of preferred stock. The issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control. As of December 31, 2019, we had 24,152 shares of Series B Preferred Stock issued and outstanding.

We have not paid dividends on our common stock in the past and do not expect to do so in the foreseeable future.

We have never declared or paid cash dividends on our shares of common stock and do not expect to do so in the foreseeable future. We intend to use our future earnings for the growth of our business. As a result, investors must rely on sales of the common stock after price appreciation, which may not occur, as the best way to realize future gains on their investments.

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

Various provisions of the Ohio corporation laws as well as our corporate governance documents may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving our investors of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

•	A requirement that a special meeting of the shareholders must be called by our Board of Directors, Chairperson, the President or the holders of shares with voting powers of at least fifty percent (50%);
•	Advanced notice requirements for shareholder proposals and nominations; and
•	The availability of “blank check preferred stock.”

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

Our common stock currently trades on the OTC Markets’ OTCQB market under the symbol “SCIA”. Based on its trading price, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to regulations, which affected the ability of broker-dealers to sell our securities. Broker-dealers who recommend a “penny stock” to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser’s written agreement to a transaction prior to sale.

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

Risks Related to Government Regulation

We are subject to anti-corruption laws in the jurisdictions in which we operate, including anti-corruption laws of China and the Federal Corrupt Practices Act (FCPA). Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anticorruption laws. Although we continue to monitor policies and procedures designed to ensure that we, our employees, distributors and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees, distributors and other intermediaries with respect to our business or any businesses that we may acquire. Because of our Chinese manufacturing relationship, we will be encountering more government officials which may pose elevated risks of anti-corruption violations. Our manufacturing and sales activities puts us and our representatives in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could have an adverse impact on our business, financial condition and results of operations.

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

Market for Common Stock

Our common stock currently trades on the OTC Markets’ OTCQB market under the symbol “SCIA”.

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

Holders of Record

As of December 31, 2019, there were approximately 250 holders of record of our common stock and 4,370,519 shares outstanding. At December 31, 2019 there were approximately 40 holders of record of Series B Preferred stock and 24,152 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We intend to use our future earnings for the growth of the business.

The Board of Directors voted to authorize the payment of a cash dividend on Series B Preferred stock to shareholders of record as of December 31, 2019 to be paid in June 2020.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2019, concerning shares of our common stock that may be issued upon the exercise of options and rights under our existing equity compensation plans and arrangements approved by our shareholders. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights, and the number of shares remaining available for future grants (excluding the shares to be issued upon exercise of outstanding options and other rights).

	Number of Securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	76,037	$1.03	215,285

Equity compensation plans approved by shareholders include our 2011 Stock Option Plan and 2006 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

For the year ended December 31, 2019, we had total revenue of $12,950,387. This was an increase of $1,588,812, or 14.0%, compared to 2018. Volume and pricing were higher in our photonics market and volume was significantly lower in our thin film solar market during 2019 due to external factors that adversely impacted order rates and shipments.

Gross profit was $2,208,563 during 2019 compared to $2,904,776 during 2018.

Operating expenses were $1,877,705 and $1,969,909 during 2019 and 2018, respectively. This decrease was primarily due to lower compensation during 2019.

Income applicable to common stock for 2019 and 2018, was $281,199 and $883,717, respectively. The decrease was primarily due to product mix including lower volume in our thin film solar market previously mentioned.

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

Set up of a bonding facility has been completed pursuant to a joint agreement with publicly owned Konfoong Materials International Co., LTD (KFMI). KFMI will bond rotatable thin film solar Aluminum Zinc Oxide cylinders produced in Columbus, Ohio for the majority of our Chinese thin film solar customers. This arrangement is intended to enable us to provide an advantage to thin film solar customers in China and to also enhance our access to this growing market. We will continue to produce the ceramic portion of the end product in our facility in Columbus. We will continue to exercise control over our trade secrets and proprietary property through assiduous scrutiny of our Intellectual Property. Our products for photonics and thin film solar customers in areas other than China will continue to be bonded at our manufacturing facility in Columbus.

RESULTS OF OPERATIONS

Year 2019 compared to Year 2018

Revenue

For the year ended December 31, 2019, we had total revenue of $12,950,387. This was an increase of $1,588,812, or 14.0%, compared to 2018. Volume and pricing were higher for our photonics products and volume was lower in our thin film solar market during 2019 due to external factors that adversely impacted order rates and shipments.

Gross Profit

Gross profit was $2,208,563 for 2019 compared to $2,904,776 for 2018. This was a decrease of $696,213, or 24.0%. Gross profit as a percentage of revenue (gross margin) was 17.1% for 2019 compared to 25.6% for 2018. The decrease in gross profit was primarily due to product mix including lower volume in our thin film solar market previously mentioned. A key raw material used in our photonics products was substantially higher in cost in 2019 than the prior year which contributed to higher pass-through pricing and a lower gross margin which impacted the Company’s overall gross margin.

General and Administrative Expense

General and administrative expense for 2019 and 2018, was $1,261,958 and $1,256,778, respectively, an increase of 0.4%. This increase included higher insurance expenses of approximately $33,000, and higher professional fees of approximately $16,000. Travel expenses were lower by approximately $27,000 and compensation expenses were lower by approximately $26,000 in 2019 compared to 2018.

Professional Fees

Included in total expense was $218,098 and $201,982 for professional fees during 2019 and 2018, respectively. These ongoing expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees as well as costs associated with the Company’s President and CEO transition.

Research and Development Expense

Research and development expense for 2019 was $366,492 compared to $351,999 for 2018, an increase of 4.1%. This increase was principally due to ongoing research as we continue to invest in developing new applications for all of our markets including an innovative buffer layer for thin film solar cells, transparent conductive oxide systems for transparent electronics and thin film solar. These efforts include accelerating time to market for those applications and involve ongoing research and development expense.

Marketing and Sales Expense

Marketing and sales expense was $249,255 and $361,132 for 2019 and 2018, respectively. This was a decrease of $111,877 or 31.0%. This decrease was primarily related to lower compensation of approximately $84,000 due to the allocation of salary expenses related to our President and CEO who previously was also engaged in marketing and sales activities. In addition, commissions were lower by approximately $27,000 compared to 2018. We expect expenses to be higher in 2020 due to an anticipated increase in personnel to fill the marketing and sales duties previously performed by Mr. Young.

Stock Compensation Expense

Included in total expenses were non-cash stock-based compensation costs of $130,009 and $149,399 for 2019 and 2018, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $15,762 as of December 31, 2019 and will be recognized through 2023.

Interest

Interest expense was $22,468 and $9,356 for 2019 and 2018, respectively. Interest expense during 2019 was higher due to the new operating lease standard that became effective January 1, 2019.

Income Applicable to Common Stock

Income applicable to common stock for 2019 and 2018, was $281,199 and $883,717, respectively.

Liquidity and Capital Resources

Cash

As of December 31, 2019, cash on hand was $1,828,397. Cash on-hand was $1,802,839 at December 31, 2018.

Working Capital

At December 31, 2019 working capital was $1,992,328 compared to $1,672,036 at December 31, 2018, an increase of $320,292 or 19.2%. Prepaid expenses decreased $507,961 due to orders received late in 2018 and inventory purchased in 2019. Accrued expenses and customer deposits decreased $935,447 due to prepaid orders shipped during 2019 and the timing of accrued compensation at December 31, 2018 which was paid in 2019.

Cash from Operations

Net cash provided by operating activities during 2019, was $532,207 and $1,653,087 during 2018. This included depreciation and amortization of $502,673 and $452,943, and non-cash stock-based compensation costs of $130,009 and $149,399 for 2019 and 2018, respectively. In addition, accrued expenses and customer deposits decreased $935,447 during 2019 and increased $2,906,442 during 2018.

Cash from Investing Activities

Cash of $379,603 was used in investing activities during 2019, which included an in-plant office structured mezzanine in addition to acquisition of production equipment. During 2018, $380,933 was used in investing activities principally for purchases of property and equipment.

Cash from Financing Activities

Cash of $117,846 and $375,730 was used in financing activities for principal payments to third parties for finance lease obligations and notes payable during 2019 and 2018, respectively. A dividend payment of $24,152 was made to owners of our Series B preferred stock during 2019 and 2018.

Debt Outstanding

Total debt outstanding decreased to $223,835 at December 31, 2019, from $262,731 at December 31, 2018, a decrease of 14.8%. During 2019 and 2018, we incurred new finance lease obligations of $78,950 and $105,325, respectively.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2019, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and license useful lives, revenue recognition, tax valuation allowance, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Our balance sheets as of December 31, 2019 and 2018, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2019 and 2018, together with the Report of Independent Registered Public Accounting Firm thereon appear beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of December 31, 2019, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. We will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). We believe this will continue to mitigate this weakness. This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for all periods presented.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019. The matter involving internal controls over financial reporting that management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board (“PCAOB”) was insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

In order to remediate this material weakness, we plan to improve segregation procedures by strengthening cross approval of various functions including financial reporting and disclosure review controls by the Chief Financial Officer to include the Chief Executive Officer and Audit Committee Chairperson where appropriate.  We will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary).  This reporting includes balance sheets, statement of operations, statements of cash flows and other detail supporting these statements.

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

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2020 Annual Meeting of Shareholders scheduled to be held on June 4, 2020, and is incorporated herein by reference.

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

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2020 Annual Meeting of Shareholders scheduled to be held on June 4, 2020 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2020 Annual Meeting of Shareholders scheduled to be held on June 4, 2020 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our proxy statement relating to our 2020 Annual Meeting of Shareholders scheduled to be held on June 4, 2020 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Registered Independent Public Accounting Firm for the year ended December 31, 2019 and 2018” in our proxy statement relating to our 2020 Annual Meeting of Shareholders scheduled to be held on June 4, 2020 and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Exhibit
Number		Description

3(a)		Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000).

3(b)		Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)		Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)		SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)		Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4(c)		Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(d)	*	Description of Securities of the Company.

10(a)		Description of Bonding Agreement between the Company and Konfoong Material International Co., Ltd. dated as of December 18, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 18, 2018).

10(b)		Employment Agreement entered into as of December 13, 2018, between Jeremiah Young and the Company.

14(a)		SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com).

23.1	*	Consent of Independent Registered Public Accounting Firm.

24	*	Power of Attorney.

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated February 5, 2020, entitled “SCI Engineered Materials, Inc., Reports 2019 Twelve-month and Fourth Quarter Results.”

101		The Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018 (ii) Consolidated Statements of Operations for the years ended December 31 2019 and 2018, (iii) Consolidated Statement of Changes in Equity for the years ended December 31, 2019 and December 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (v) Notes to Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: February 5, 2020	By:	/s/ Jeremiah R. Young
Jeremiah R. Young, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 5th day of February 2020.

Signature	Title

/s/ Jeremiah R. Young	Director and Chief Executive Officer
Jeremiah R. Young	(principal executive officer)

/s/ Gerald S. Blaskie	Vice President and Chief Financial Officer
Gerald S. Blaskie	(principal financial officer and principal accounting officer)

Laura F. Shunk*	Chairperson of the Board of Directors
Laura F. Shunk

Edward W. Ungar*	Director
Edward W. Ungar

John P. Gilliam*	Director
John P. Gilliam

Emily Lu*	Director
Emily Lu

Charles Wickersham*	Director
Charles Wickersham

*By:	/s/ Jeremiah R. Young
Jeremiah R. Young, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SCI Engineered Materials, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, shareholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

/s/ GBQ Partners LLC

We have served as the Company’s auditor since 2014.

Columbus, Ohio

February 5, 2020

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

ASSETS

	2019	2018
Current Assets
Cash	$1,828,397	$1,802,839
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	346,381	477,779
Other	2,143	153
Inventories, net	2,749,038	2,752,845
Prepaid expenses	105,464	613,425
Total current assets	5,031,423	5,647,041

Property and Equipment, at cost
Machinery and equipment	8,258,578	8,017,850
Furniture and fixtures	137,680	127,610
Leasehold improvements	592,899	360,225
Construction in progress	-	138,067
	8,989,157	8,643,752
Less accumulated depreciation and amortization	(7,036,955)	(6,720,847)
	1,952,202	1,922,905

Right of use asset, net	434,492	-
Other assets	86,958	75,613
Total other assets	521,450	75,613

TOTAL ASSETS	$7,505,075	$7,645,559

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS (continued)

DECEMBER 31, 2019 AND 2018

LIABILITIES AND SHAREHOLDERS' EQUITY

	2019	2018
Current Liabilities
Finance lease obligations, current portion	$98,524	$114,853
Operating lease obligations, current portion	80,669	-
Accounts payable	254,004	321,348
Customer deposits	2,408,837	3,202,447
Accrued compensation	116,686	211,227
Accrued expenses and other	80,375	125,130
Total current liabilities	3,039,095	3,975,005

Finance lease obligations, net of current portion	$125,311	$147,878
Operating lease obligations, net of current portion	391,833	-
Total liabilities	3,556,239	4,122,883

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	514,438	514,438
Common stock, no par value, authorized 15,000,000 shares; 4,370,519 and 4,277,731 shares issued and outstanding, respectively	10,410,677	10,275,733
Additional paid-in capital	2,265,925	2,280,060
Accumulated deficit	(9,242,204)	(9,547,555)
Total shareholders' equity	3,948,836	3,522,676

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,505,075	$7,645,559

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Total revenue	$12,950,387	$11,361,575

Total cost of revenue	10,741,824	8,456,799

Gross profit	2,208,563	2,904,776

General and administrative expense	1,261,958	1,256,778

Research and development expense	366,492	351,999

Marketing and sales expense	249,255	361,132

Income from operations	330,858	934,867

Interest expense	22,468	9,356

Income before income taxes	308,390	925,511

Income taxes	3,039	17,642

Net income	305,351	907,869

Dividends on preferred stock	24,152	24,152

INCOME APPLICABLE TO COMMON STOCK	$281,199	$883,717

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.06	$0.21
Diluted	$0.06	$0.21

Weighted average shares outstanding
Basic	4,328,210	4,223,865
Diluted	4,362,327	4,257,131

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Convertible Preferred Stock,	Common	Additional Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/17	$514,438	$10,131,307	$2,289,474	$(10,455,424)	$2,479,795

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2I)	-	-	14,738	-	14,738

Proceeds from exercise of stock options	-	9,765	-	-	9,765

Payment of cumulative dividends (Note 7)	(24,152)	-	-	-	(24,152)

Common stock issued (Note 7)	-	134,661	-	-	134,661

Net income	-	-	-	907,869	907,869

Balance 12/31/18	$514,438	$10,275,733	$2,280,060	$(9,547,555)	$3,522,676

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2I)	-	-	10,017	-	10,017

Proceeds from exercise of stock options	-	14,952	-	-	14,952

Payment of cumulative dividends (Note 7)	(24,152)	-	-	-	(24,152)

Common stock issued (Note 7)	-	119,992	-	-	119,992

Net income	-	-	-	305,351	305,351

Balance 12/31/19	$514,438	$10,410,677	$2,265,925	$(9,242,204)	$3,948,836

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$305,351	$907,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	428,604	450,180
Amortization	74,069	2,763
Stock based compensation	130,009	149,399
Loss on disposal of equipment	3,193	669
Inventory reserve	(7,744)	(26,259)
Changes in operating assets and liabilities:
Accounts receivable	129,407	(141,923)
Inventories	11,551	(2,109,142)
Prepaid expenses	507,961	(475,250)
Right of use asset	(505,701)	-
Other assets	(14,204)	(25,511)
Accounts payable	(67,344)	13,850
Operating lease obligations	472,502	-
Accrued expenses and customer deposits	(935,447)	2,906,442
Net cash provided by operating activities	532,207	1,653,087

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	1,033	-
Purchases of property and equipment	(380,636)	(380,933)
Net cash used in investing activities	(379,603)	(380,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	14,952	9,765
Principal payments on finance lease obligations and notes payable	(117,846)	(375,730)
Payments of cumulative dividends on preferred stock	(24,152)	(24,152)
Net cash used in financing activities	(127,046)	(390,117)

NET INCREASE IN CASH	$25,558	$882,037

CASH - Beginning of year	1,802,839	920,802

CASH - End of year	$1,828,397	$1,802,839

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$11,075	$22,931
Income taxes	3,039	17,642

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by finance lease	$78,950	$105,325
Increase in asset retirement obligation	2,541	2,431

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

C.          Concentrations of Credit Risk - The Company’s cash balances, which are at times in excess of federally insured levels, are maintained at large regional banks, and are continually monitored to minimize the risk of loss. The Company grants credit to most customers, who are varied in terms of size, geographic location and financial strength. Customer balances are continually monitored to minimize the risk of loss.

The Company’s two largest customers accounted for 72% and 10% of total revenue in 2019. These two customers represented 76% of the accounts receivable trade balance at December 31, 2019. The Company expects to collect all outstanding accounts receivables as of December 31, 2019 from these customers.

The Company’s two largest customers accounted for 36% and 17% of total revenue in 2018. These two customers represented 27% of the accounts receivable trade balance at December 31, 2018. The Company subsequently collected all outstanding accounts receivables as of December 31, 2018 from these customers.

D.          Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements which require payment within 30 days. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was $15,000 as of December 31, 2019 and 2018. This estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. Specific accounts are charged directly to the reserve or bad debt expense when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. There was no bad debt expense during 2019 and 2018.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.                 Summary of Significant Accounting Policies (continued)

E.           Inventories - Inventories are stated at the lower of cost or net realizable value on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory, lower of cost or net realizable value, and excess inventory quantities based on management’s estimate of net realizable value. The Company had an inventory reserve of $21,997 and $29,741 at December 31, 2019, and 2018, respectively.

F.           Property and Equipment - Property and equipment are carried at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets. Useful lives range from three years on computer equipment to sixteen years on certain equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense totaled $428,604 and $450,180 for the years ended December 31, 2019 and 2018, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. There was no property and equipment considered impaired during 2019 or 2018.

G.          Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present. If necessary, an impairment loss is recorded for the excess of carrying value over fair value. There were no intangible assets considered impaired during 2019 or 2018.

Our patent titled “Process for the removal of contaminants from sputtering target substrates” (US patent No. 10,138,545 B2) was issued on November 27, 2018. This provides a process for the removal of contaminants on a spent sputtering target used in Plasma Vapor Deposition.

A patent titled “Display having a transparent conductive oxide layer comprising metal doped zinc oxide applied by sputtering” (US patent No. 9,927,667) was issued on March 27, 2018. The Company holds the rights to this patent and any subsequent patents for this technology related to the application of Zinc based Transparent Conductive Oxide in Displays.

Costs incurred to secure patents have been capitalized and amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2019 was $78,810 and $4,837, respectively and cost and accumulated amortization of the patents at December 31, 2018 was $64,481 and $1,977, respectively. Amortization expense related to patents was $2,860 and $1,977 for the years ended December 31, 2019 and 2018, respectively. Amortization expense is expected to be at least $2,860 for each of the next five years.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.                 Summary of Significant Accounting Policies (continued)

H.          Revenue Recognition - The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s analysis of sales contracts under ASC 606 supports the recognition of revenue at a point in time, typically when title passes to the customer upon shipment, which is consistent with the previous revenue recognition model.

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

The Company considers collectability of amounts due under a contract to be probable upon inception of a sale based on an evaluation of the credit worthiness of each customer. The Company sells its products typically under agreements with payment terms of 30 days. The Company does not typically include extended payment terms or significant financing components in contracts with customers. The majority of the Company’s contracts have an obligation to transfer products within one year. Thus, the Company elects to use the practical expedient where incremental cost of obtaining a contract, such as commissions, is expensed when incurred because the amortization period for those costs is one year or less. The Company treats shipping and handling activities that occur after control of the product transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation. Customer deposits are funds received in advance from customers and are recognized as revenue when the Company has transferred control of product to the customer. Product revenues are recognized upon shipment of goods as the customer has assumed the significant risks and rewards of ownership and the Company is entitled to payment at this point. Service revenues are recognized upon completion as the customer cannot realize the benefit of the service until fully completed.

During 2019 and 2018, revenue from the Photonics market was 97% and 80% of total revenue, respectively. The balance of the revenue in each period was almost entirely from the Thin Film Solar market. The top two customers represented 82% and 53% of total revenue during 2019 and 2018, respectively. International shipments resulted in 8% and 30% of total revenue for 2019 and 2018, respectively.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.                 Summary of Significant Accounting Policies (continued)

I.            Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Non cash stock based compensation expense was $130,009 and $149,399 for the years ended December 31, 2019 and 2018, respectively. Non cash stock based compensation expense includes $119,992 and $121,380 for stock grants awarded to the non-employee board members during 2019 and 2018, respectively. Unrecognized compensation expense was $15,762 as of December 31, 2019, and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

J.            Research and Development - Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 2019 and 2018, was $366,492 and $351,999, respectively. The Company has new materials under development that may replace the Cadmium Sulfide buffer layer in CIGS solar cells. These materials were tested at Case Western Reserve University and the results support the use of its innovative material in thin film solar applications that could lead to higher efficiencies. The Company continues to invest in developing new products for all of its markets including transparent conductive oxide systems for the thin film solar and display markets as well as transparent electronic products. These efforts include accelerating time to market for those products and involve research and development expense.

K.          Income Taxes - Income taxes are provided for by utilizing the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets are reduced by a valuation allowance which is established when “it is more likely than not” that some portion or all of the deferred tax assets will not be recognized.

L.           Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from those estimates.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.                 Summary of Significant Accounting Policies (continued)

M.           Recent Accounting Pronouncements –

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

Leases - In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also, in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842. This amendment provides the Company with an additional and optional transition method to adopt the new lease standard. Under this new transition method, the Company can apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and present the accounting on a prospective or go-forward basis instead of applying to the earliest comparative period presented in the financial statements. The new lease standard became effective for the Company January 1, 2019.

The Company adopted the new standard on January 1, 2019. The Company also elected the package of practical expedients to not reassess existing lease classifications on adoption. The new standard did not have a material impact on the Company’s income statements. The most significant impact of the new standard was the recognition of a ROU asset and lease liability of over $500,000 as of January 1, 2019.

Note 3.                 Inventories

Inventories consist of the following at December 31:

	2019	2018
Raw materials	$883,767	$1,568,487
Work-in-process	1,802,092	1,144,080
Finished goods	85,176	70,019
	2,771,035	2,782,586
Reserve for obsolete inventory	(21,997)	(29,741)
	$2,749,038	$2,752,845

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.                 Note Payable

During October 2019, the Company renewed its line of credit with Huntington Bank for $1 million. The line of credit bears interest at 0.5 percentage points over the Prime Commercial Rate with an expiration date of October 5, 2020. At December 31, 2019, no amounts were drawn on the line of credit.

Note 5.                 Lease Obligations

Operating

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,000 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $106,200 and $104,000 during the years ended December 31, 2019 and 2018, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of December 31, 2019:

2020	108,117
2021	110,364
2022	112,611
2023	114,857
2024	102,550
Total minimum lease payments	$548,499

Operating cash outflows from operating leases	$72,817
Weighted average remaining lease term – operating leases	4.9 years
Weighted average discount rate – operating leases	5.5%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.                 Finance Leases

The Company also leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of December 31, 2019, are shown in the following table.

2020	$107,808
2021	91,398
2022	21,609
2023	18,129
Total minimum lease payments	238,944
Less amount representing interest	15,109
Present value of minimum lease payments	223,835
Less current portion	98,524
Finance lease obligations, net of current portion	$125,311

The equipment under finance lease at December 31 is included in the accompanying balance sheets as follows:

	2019	2018
Machinery and equipment	$438,316	$725,036
Less accumulated depreciation and amortization	98,305	222,973
Net book value	$340,011	$502,063

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense.

The finance leases are structured such that ownership of the leased asset reverts to the Company at the end of the lease term. Accordingly, leased assets are depreciated using the Company's normal depreciation methods and lives. In 2019, ownership of certain assets were transferred to the Company in accordance with the terms of the leases and these assets have been excluded from the leased asset disclosure above.

The Company entered into a finance lease obligation during 2019 for the purchase of new production and testing equipment in the amount of $78,950. Those assets are reflected in the total above.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.                 Common and Preferred Stock

Common Stock

During 2019, the non-employee board members received compensation of 63,500 shares of common stock of the Company. The stock had an aggregate value of $119,992 and was recorded as non-cash stock compensation expense in the financial statements.

During 2018, the non-employee board members received 67,487 shares of common stock of the Company with an aggregate value of $121,380. This was recorded as non-cash stock compensation expense in the financial statements.

Preferred Stock

Shares of preferred stock authorized and outstanding at December 31, 2019 and 2018, were as follows:

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

There were 24,152 shares of Series B convertible preferred stock outstanding at December 31, 2019 and 2018. During 2019 and 2018, a dividend payment of $24,152 was made to preferred shareholders of record.

The Company had accrued dividends of $265,672 at December 31, 2019 and 2018. These amounts were included in convertible preferred stock, Series B on the balance sheet at December 31, 2019 and 2018.

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

Following is a summary of employee and director outstanding stock options outstanding and preferred stock, Series B at December 31.

	2019	2018
Options	76,037	396,941
Preferred Stock, Series B	24,152	24,152
	100,189	421,093

The following is provided to reconcile the earnings per share calculations:

	2019	2018
Income applicable to common stock	$281,199	$883,717
Weighted average common shares outstanding - basic	4,328,210	4,223,865
Effect of dilution - stock options	34,117	33,266
Weighted average shares outstanding - diluted	4,362,327	4,257,131

Note 8.                 Stock Option Plans

On June 10, 2011, shareholders approved the SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company adopted the 2011 Plan as incentive to key employees, directors and consultants under which options to purchase up to 250,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2019, there were 34,715 stock options outstanding from the 2011 Plan which expire in May 2028.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.                 Stock Option Plans (continued)

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan. The Company adopted the 2006 Plan as incentive to key employees, directors and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. The 2006 plan expired in 2016 and no additional stock options may be granted. As of December 31, 2019, there were 41,322 stock options outstanding from the 2006 Plan which expire at various dates through November 2024.

The cumulative status at December 31, 2019 and 2018, of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (yrs)	Value
Outstanding at January 1, 2018	381,447	$4.54
Granted	41,719	1.25
Exercised	(21,225)	0.84
Expired	(5,000)	3.10
Outstanding at December 31, 2018	396,941	$4.41
Exercised	(31,788)	0.84
Expired	(271,500)	6.00
Forfeited	(17,616)	1.00
Outstanding at December 31, 2019	76,037	$1.03	6.5	$13,140
Options exercisable at December 31, 2018	329,988	$5.09	1.0	$-
Options exercisable at December 31, 2019	48,265	$0.90	5.4	$14,529
Options expected to vest	27,772	$1.25	8.4	$-

There were no Non-Employee Director Stock Options outstanding at December 31, 2019 and 2018.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.                 Stock Option Plans (continued)

Information related to the weighted average fair value of nonvested stock options for the year ended December 31, 2019 is as follows:

		Weighted
		Average
		Exercise
	Stock Options	Price
Employee Stock Options
Nonvested options at January 1, 2019	66,953	$1.10
Forfeited	(17,615)	1.00
Vested	(21,566)	0.97
Nonvested options at December 31, 2019	27,772	$1.25

Exercise prices range from $0.84 to $1.25 for options at December 31, 2019. The weighted average option price for all options outstanding was $1.03 with a weighted average remaining contractual life of 6.5 years at December 31, 2019.

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

	2019	2018
Deferred tax assets
NOL carryforwards	$822,000	$781,000
General business credits carryforwards	331,000	288,000
Stock based compensation	118,000	92,000
UNICAP	59,000	56,000
Allowance for doubtful accounts	3,000	3,000
Reserve for obsolete inventories	5,000	6,000
Reserve for asset retirement	15,000	14,000
Property and equipment	(300,000)	(145,000)
	1,053,000	1,095,000
Valuation allowance	(1,053,000)	(1,095,000)
Net	$-	$-

A valuation allowance has been recorded against the realizability of the net deferred tax asset such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance totaled $1,053,000 and $1,095,000 at December 31, 2019 and 2018, respectively.

The Company had net operating loss carryforwards available for federal and state tax purposes of approximately $3,900,000 and $3,700,000 at December 31, 2019 and 2018, respectively, which expire in varying amounts through 2039.

For the years ended December 31, 2019 and 2018, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2019	2018
Federal statutory rate	21.0%	21.0%
State/city tax	1.0	1.9
Non-deductible expense	1.0	0.6
Valuation allowance	(22.0)	(21.6)
Effective rate	1.0%	1.9%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.                 Income Taxes (continued)

Components of the income tax provision are as follows:

	2019	2018
Current	$3,039	$17,642
Deferred:
NOL utilization/expiration	(41,000)	257,000
General business credits	(42,000)	(44,000)
Other temporary differences	126,000	(62,000)
Change in valuation allowance	(43,000)	(151,000)
Total	$3,039	$17,642

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

The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2019 and 2018.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2016 through 2019 remain open to examination by the major taxing jurisdictions in which the Company operates.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, short-term notes payable and finance lease obligations and current maturities of long-term notes payable and finance lease obligations: Amounts reported in the balance sheet approximate fair market value due to the short maturity of these instruments.

•	Long-term note payable and finance lease obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on the obligations range from 4.8% to 6.2%, which approximates current fair market rates.

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2018	$66,796

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	2,431
Balance at December 31, 2018	$69,227

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	2,541
Balance at December 31, 2019	$71,768

Note 12.               Subsequent Event

The Company entered into a purchase commitment in January 2020 in the amount of $267,150 for the rebuild of production equipment. Work on this rebuild began in January 2020 and is expected to be completed during the third quarter of 2020.