Form 10-Q
period 2020-03-31
SCI Engineered Materials, Inc.
filed 2020-05-04
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

4,396,604 shares of Common Stock, without par value, were outstanding at May 1, 2020.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	SCIA	OTCQB

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019	3

	Statements of Operations for the Three Months Ended March 31, 2020 and 2019 (unaudited)	5

	Statements of Shareholders’ Equity for the Three Months Ended March 31, 2020 and 2019 (unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	21

Signatures		22

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2020	2019
	(UNAUDITED)
Current Assets
Cash	$1,818,620	$1,828,397
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	310,158	346,381
Other	7,359	2,143
Inventories	1,842,884	2,749,038
Prepaid expenses	78,799	105,464
Total current assets	4,057,820	5,031,423

Property and Equipment, at cost
Machinery and equipment	8,219,020	8,258,578
Furniture and fixtures	137,680	137,680
Leasehold improvements	592,899	592,899
Construction in progress	157,237	-
	9,106,836	8,989,157
Less accumulated depreciation	(7,109,474)	(7,036,955)
	1,997,362	1,952,202

Right of use asset, net	415,774	434,492
Intangibles	88,030	86,958
Total other assets	503,804	521,450

TOTAL ASSETS	$6,558,986	$7,505,075

   The accompanying notes are an integral part of these financial statements.

 SCI ENGINEERED MATERIALS, INC.

 BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2020	2019
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$99,817	$98,524
Operating lease obligations, current portion	82,720	80,669
Accounts payable	129,157	254,004
Customer deposits	1,568,862	2,408,837
Accrued compensation	55,354	116,686
Accrued expenses and other	91,438	80,375
Total current liabilities	2,027,348	3,039,095

Finance lease obligations, net of current portion	99,866	125,311
Operating lease obligations, net of current portion	370,240	391,833
Total liabilities	2,497,454	3,556,239

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	520,476	514,438
Common stock, no par value, authorized 15,000,000 shares; 4,396,604 and 4,370,519 shares issued and outstanding, respectively	10,440,675	10,410,677
Additional paid-in capital	2,261,069	2,265,925
Accumulated deficit	(9,160,688)	(9,242,204)
Total shareholders' equity	4,061,532	3,948,836

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,558,986	$7,505,075

 The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	2020	2019

Revenue	$3,438,795	$4,015,038

Cost of revenue	2,929,457	3,318,736

Gross profit	509,338	696,302

General and administrative expense	283,165	359,800

Research and development expense	86,904	108,869

Marketing and sales expense	51,784	68,619

Income from operations	87,485	159,014

Interest expense (income)	4,069	(1,188)

Income before provision for income taxes	83,416	160,202

Income taxes	1,900	4,860

Net income	81,516	155,342

Dividends on preferred stock	6,038	6,038

INCOME APPLICABLE TO COMMON STOCK	$75,478	$149,304

Earnings per share - basic and diluted
(Note 7)

Income per common share
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

Weighted average shares outstanding
Basic	4,385,998	4,295,417
Diluted	4,394,574	4,350,377

The accompanying notes are an integral part of these financial statements.

           SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Convertible
	Preferred		Additional
	Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/18	$514,438	$10,275,733	$2,280,060	$(9,547,555)	$3,522,676

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Stock based compensation expense (Note 4)	-	-	4,158	-	4,158

Proceeds from exercise of stock options (Note 4)	-	14,952	-	-	14,952

Common stock issued (Note 4)	-	30,002	-	-	30,002

Net income	-	-	-	155,342	155,342

Balance 3/31/19	$520,476	$10,320,687	$2,278,180	$(9,392,213)	$3,727,130

Balance 12/31/19	$514,438	$10,410,677	$2,265,925	$(9,242,204)	$3,948,836

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Stock based compensation expense (Note 4)	-	-	1,182	-	1,182

Common stock issued (Note 4)	-	29,998	-	-	29,998

Net income	-	-	-	81,516	81,516

Balance 3/31/20	$520,476	$10,440,675	$2,261,069	$(9,160,688)	$4,061,532

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,516	$155,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and accretion	112,977	109,138
Amortization	713	17,941
Stock based compensation	31,180	34,160
Gain on sale of equipment	(1,000)	-
Inventory reserve	300	300
Changes in operating assets and liabilities:
Accounts receivable	31,007	(208,925)
Note receivable	-	(7,477)
Inventories	905,854	(456,714)
Prepaid expenses	26,665	524,435
Other assets	(1,785)	(1,900)
Right of use asset	18,718	(505,700)
Accounts payable	(124,847)	97,863
Operating lease obligations	(19,543)	527,719
Accrued expenses and customer deposits	(891,143)	(357,961)
Net cash provided by (used in) operating activities	170,612	(71,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	1,000	-
Purchases of property and equipment	(157,237)	(207,451)
Net cash used in investing activities	(156,237)	(207,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	-	14,952
Principal payments on finance lease obligations and notes payable	(24,152)	(38,901)
Net cash used in financing activities	(24,152)	(23,949)

NET DECREASE IN CASH	(9,777)	(303,179)

CASH - Beginning of period	1,828,397	1,802,839

CASH - End of period	$1,818,620	$1,499,660

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$2,800	$3,234

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Increase in asset retirement obligation	900	635

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2019. Interim results are not necessarily indicative of results for the full year.

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

Right of Use Assets and Lease Liabilities - In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also, in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842. This amendment provides the Company with an additional and optional transition method to adopt the new lease standard. Under this new transition method, the Company can apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and present the accounting on a prospective or go-forward basis instead of applying to the earliest comparative period presented in the financial statements. The new lease standard became effective for the Company January 1, 2019.

The Company adopted the new standard on January 1, 2019. The Company also elected the package of practical expedients to not reassess existing classifications on adoption. The new standard did not have a material impact on the Company’s income statements. The most significant impact of the new standard was the recognition of a ROU asset and lease liability of over $500,000 as of January 1, 2019.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition - The Company enters into contracts with its customers that generally represent purchase orders specifying general terms and conditions, order quantities and per unit product prices. The Company has determined that each unit of product purchased represents a separate performance obligation. The Company satisfies its performance obligations and recognizes revenue at a point in time when control of a unit of product is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. For the majority of product sales, transfer of control occurs when the products are shipped from the Company's manufacturing facility to the customer. The cost of delivering products to the Company's customers is recorded as a component of cost of products sold. Those costs may include the amounts paid to a third party to deliver the products. Any freight costs billed to and paid by a customer are included in revenue.

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

During the three months ended March 31, 2020 and 2019, revenue from the photonics market was 100% and approximately 97% of total revenue, respectively. The balance of the revenue in 2019 was almost entirely from the thin film solar market. The top two customers represented approximately 91% and 75% of total revenue for the three months ended March 31, 2020 and 2019, respectively. International shipments resulted in 1% and 16% of total revenue for the first three months of 2020 and 2019, respectively.

Note 3.	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 will become effective for us in the first quarter of 2021. We are evaluating the impact that the adoption of this update will have on our financial statements.

Note 4.	Common Stock and Stock Options

Stock Based Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $31,180 and $34,160 for the three months ended March 31, 2020 and 2019, respectively.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 4.	Common Stock and Stock Options (continued)

Unrecognized compensation expense was $14,580 as of March 31, 2020 and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 26,085 and 8,850 aggregate shares of common stock of the Company during the three months ended March 31, 2020 and 2019, respectively. The stock had an aggregate value of $29,998 and $30,002 for the three months ended March 31, 2020 and 2019, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

The cumulative status of options granted and outstanding at March 31, 2020, and December 31, 2019, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2019	396,941	$4.41
Exercised	(31,788)	0.84
Expired	(271,500)	6.00
Forfeited	(17,616)	1.00
Outstanding at December 31, 2019	76,037	$1.03
Outstanding at March 31, 2020	76,037	$1.03
Options exercisable at December 31, 2019	48,265	$0.90
Options exercisable at March 31, 2020	48,265	$0.90

Exercise prices for options ranged from $0.84 to $1.25 at March 31, 2020. The weighted average option price for all options outstanding at March 31, 2020, was $1.03 with a weighted average remaining contractual life of 6.2 years. There were no non-employee director stock options outstanding during 2020 and 2019.

Note 5.	Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended March 31, 2020 and 2019. The Company had accrued dividends on Series B preferred stock of $271,710 at March 31, 2020, and $265,672 at December 31, 2019. These amounts are included in Convertible preferred stock, Series B, on the balance sheet at March 31, 2020, and December 31, 2019. A dividend payment of $24,152 was made during 2019 to preferred shareholders of record. The Board of Directors approved a dividend payment of $24,152, to be paid in June 2020, to preferred shareholders of record.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 6.	Inventories

Inventories consisted of the following:	March 31,	December 31,
	2020	2019
	(unaudited)
Raw materials	$829,254	$883,767
Work-in-process	953,091	1,802,092
Finished goods	82,836	85,176
Inventory reserve	(22,297)	(21,997)
	$1,842,884	$2,749,038

Note 7.	Earnings Per Share

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

	Three months ended March 31,
	2020	2019
Income applicable
to common shares	$75,478	$149,304

Weighted average common
shares outstanding - basic	4,385,998	4,295,417

Effect of dilution	8,576	54,960
Weighted average
shares outstanding - diluted	4,394,574	4,350,377

Note 8.	Note Payable

The Company renewed its line of credit with Huntington Bank for $1 million during 2019. The line of credit bears interest at 0.5 percentage points over the Prime Commercial Rate with an expiration date of October 5, 2020. At March 31, 2020, no amounts were drawn on the line of credit.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 9.	Income Taxes

Following is the income tax expense for the three months ended March 31:

	2020	2019
Federal – deferred	$-	$-
State and local	1,900	4,860
	$1,900	$4,860

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realization of the net deferred tax assets at March 31, 2020 and December 31, 2019. The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $3,900,000 which expire in varying amounts through 2039.

Note 10.	Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,000 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $27,000 and $26,100 during the three months ended March 31, 2020 and 2019, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of March 31, 2020:

2020	$81,157
2021	110,364
2022	112,611
2023	114,857
2024	102,550
Total minimum lease payments	$521,539

Operating cash outflows from operating leases	$92,359
Weighted average remaining lease term – operating leases	4.7	years
Weighted average discount rate – operating leases	5.5%

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 11.	Finance Leases

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of March 31, 2020, are shown in the following table.

2020	$80,855
2021	91,398
2022	21,609
2023	18,129
Total minimum lease payments	211,991
Less amount representing interest	12,308
Present value of minimum lease payments	199,683
Less current portion	99,817
Finance lease obligations, net of current portion	$99,866

The equipment under finance lease at March 31, 2020, and December 31, 2019, is included in the accompanying balance sheets as follows:

	March 31, 2020	Dec. 31, 2019
Machinery and equipment	$438,316	$438,316
Less accumulated depreciation and amortization	109,264	98,305
Net book value	$329,052	$340,011

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

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 12.	Subsequent Event

On April 17, 2020 we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. The PPP was established under the recently congressional approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loan is two years. The interest rate on this loan is 1.0% per annum, which shall be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven as described below. The Company is permitted to prepay or partially prepay the PPP loan at any time with no prepayment penalties. Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. While there is no assurance the Company will obtain forgiveness of the PPP loan in whole or in part, it expects most of this loan to be forgiven by the SBA as the Company anticipates all loan covenants to be met.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2019.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

We believe the coronavirus COVID-19 (COVID-19) global pandemic had minimal impact on our first quarter 2020 results. We continue to receive orders for our products, although some shipments have been impacted by temporary closure of customer facilities. During the second quarter of 2020, and perhaps longer, we may operate below our normal production schedule due to uncertainty in our domestic and global market. We are maintaining regular contact, via phone and other electronic means, with our customers and suppliers, and do not currently expect any material change in overall demand for our products. We are complying with Ohio and Centers for Disease Control and Prevention guidelines regarding safety procedures. These procedures include, but are not limited to: social distancing, staggering start times, taking temperature of employees, remote working, and teleconferencing versus in person meetings.

On April 17, 2020 we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. The PPP was established under the recently congressional approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). This loan will allow us to pay our employees a full 40-hour week for at least eight weeks. We anticipate that most of this loan will be forgiven by the SBA as we expect all loan covenants to be met. We value all employees and wish to aid them through this difficult period. Management will continue to monitor our production and payroll needs going forward based on evolving circumstances.

Some employees began working remotely and we do not believe it has adversely affected our ability to maintain operations, including financial reporting. The Chief Financial Officer has maintained constant contact with the accounting staff in addition to the Chief Executive Officer and the Operations Manager. We do not believe our disclosure controls and procedures have been materially affected and do not anticipate any changes in controls. Communication has been maintained with the Board of Directors as well.

Based on recent conversations with customers, we do not expect to experience any material impairments and do not anticipate any changes in accounting judgements. We are not aware of any material adverse impact on our supply chain. We remain in contact with our suppliers.

For the three months ended March 31, 2020, we had total revenue of $3,438,795. This was a decrease of $576,243, or 14.4%, compared to the three months ended March 31, 2019. Volume was lower compared to the first quarter of 2019. International shipments decreased $582,011 in the first quarter of 2020 compared to a year ago.

Gross profit was $509,338 for the three months ended March 31, 2020 compared to $696,302 for the same three months in 2019 due to lower revenue.

Operating expenses were $421,853 and $537,288 for the three months ended March 31, 2020 and 2019, respectively. Operating expenses were lower in the first quarter of 2020 principally due to additional expenses incurred during last year’s management transition in the first quarter of 2019. Our former President and CEO retired in June of 2019.

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

Establishment of a bonding facility was completed during 2019 pursuant to a joint agreement with publicly owned Konfoong Materials International Co., LTD (KFMI). KFMI is expected to bond rotatable thin film solar Aluminum Zinc Oxide cylinders produced by SCI in Columbus, Ohio for thin film solar customers in China. This arrangement is intended to enable us to provide an advantage to thin film solar customers in China and to also enhance our access to this growing market. We will continue to produce the ceramic portion of the end product in our facility in Columbus. We will continue to exercise control over our trade secrets and proprietary property through assiduous scrutiny of our Intellectual Property. Our products for photonics and thin film solar customers in areas other than China will continue to be bonded at our manufacturing facility in Columbus.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three months ended March 31, 2020 (unaudited) compared to three months ended March 31, 2019 (unaudited):

Revenue

For the three months ended March 31, 2020, we had total revenue of $3,438,795. This was a decrease of $576,243, or 14.4%, compared to the three months ended March 31, 2019. Volume was lower compared to the first quarter of 2019 primarily due to our international shipments which decreased $582,011.

Gross Profit

Gross profit was $509,338 for the three months ended March 31, 2020 compared to $696,302 for the same three months in 2019. This was a decrease of $186,964, or 26.9%. Gross profit as a percentage of revenue (gross margin) was 14.8% for the first quarter of 2020 compared to 17.3% for the same period in 2019. The decrease in gross profit was primarily due to lower revenue previously mentioned as well as product mix.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2020 and 2019, was $283,165 and $359,800, respectively, a decrease of 21.3%. This decrease was primarily related to lower compensation of approximately $73,000 as transition costs related to our new President and CEO working closely with our former President and CEO led to increased expenses during the first quarter of 2019.

Professional Fees

Included in general and administrative expense was $63,582 and $66,501 for professional fees for the three months ended March 31, 2020 and 2019, respectively. These ongoing expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended March 31, 2020, was $86,904 compared to $108,869 for the same period in 2019, a decrease of 20.2%. This decrease is primarily related to less compensation. We continue to invest in developing new applications for all of our markets including an innovative buffer layer for thin film solar cells, transparent conductive oxide systems for transparent electronics and thin film solar. These efforts include accelerating time to market for those applications and involve ongoing research and development expense.

Marketing and Sales Expense

Marketing and sales expense was $51,784 and $68,619 for the three months ended March 31, 2020 and 2019, respectively. This was a decrease of $16,835 or 24.5%. This decrease was primarily related to lower travel and compensation expense of approximately $13,000.

Stock Compensation Expense

Included in total expenses were non-cash stock-based compensation costs of $31,180 and $34,160 for the three months ended March 31, 2020 and 2019, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $14,580 as of March 31, 2020 and will be recognized through 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest

Interest expense was $4,069 for the three months ended March 31, 2020. Interest income was $1,188 for the three months ended March 31, 2019. Interest expense during 2020 was higher due to the new operating lease standard that became effective in 2019.

Income Applicable to Common Stock

Income applicable to common stock for the three months ended March 31, 2020 and 2019, was $75,478 and $149,304, respectively. The decrease was primarily the result of lower gross profit.

Liquidity and Capital Resources

Cash

As of March 31, 2020, cash on hand was $1,818,620 compared to $1,828,397 at December 31, 2019.

Working Capital

At March 31, 2020 working capital was $2,030,472 compared to $1,992,328 at December 31, 2019, an increase of $38,144 or 1.9%. Inventories decreased $906,154 and accrued expenses and customer deposits decreased $891,143 due to prepaid orders shipped during 2020.

Cash from Operations

Net cash provided by operating activities during the three months ended March 31, 2020 was $170,612. Net cash used in operating activities was $71,779 for the three months ended March 31, 2019. This included depreciation and amortization of $113,690 and $127,709, and non-cash stock-based compensation costs of $31,180 and $34,160 for the three months ended March 31, 2020 and 2019, respectively. In addition, accrued expenses and customer deposits decreased $891,143 for the three months ended March 31, 2020, and $357,961 for the three months ended March 31, 2019.

Cash from Investing Activities

Cash of $157,237 was used in investing activities during the three months ended March 31, 2020, for the acquisition of production equipment. During the three months ended March 31, 2019, $207,451 was used in investing activities for the purchase of production equipment.

Cash from Financing Activities

Cash of $24,152 and $38,901 was used in financing activities for principal payments to third parties for finance lease obligations and notes payable during the three months ended March 31, 2020 and 2019, respectively.

Debt Outstanding

Total debt outstanding decreased to $199,683 at March 31, 2020, from $223,835 at December 31, 2019, a decrease of 10.8%.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including special purpose entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation allowance, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to a segregation of duties material weakness described below, and based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussions regarding required disclosure. In order to remediate this material weakness, we plan to improve segregation procedures by strengthening cross approval of various functions, including financial reporting and disclosure review controls by the Chief Financial Officer, to include the Chief Executive Officer and Audit Committee Chairperson where appropriate. We will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

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

Item 4. Controls and Procedures (continued)

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on February 5, 2020, for the year ended December 31, 2019, relating to insufficient segregation of duties consistent with control objectives. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In order to remediate this material weakness, we plan to improve segregation procedures by strengthening cross approval of various functions, including financial reporting and disclosure review controls by the Chief Financial Officer, to include the Chief Executive Officer and Audit Committee Chairperson where appropriate. We will continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2020, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Item 6. Exhibits

3(a)		Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)		Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)		Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)		SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)		Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

10(a)		Description of Bonding Agreement between the Company and Konfoong Material International Co., Ltd. dated as of December 18, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 18, 2018).

10(b)		Employment Agreement entered into as of December 13, 2018, between Jeremy Young and the Company.

10(c)		Description of Unsecured Promissory Note administered by the U.S. Small Business Administration for funds received April 24, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 29, 2020).

14(a)		SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com).

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated May 4, 2020, entitled “SCI Engineered Materials, Inc., Reports First Quarter 2020 Results.”

101		The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statement of Changes in Equity for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) Notes to Financial Statements.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 4, 2020	/s/ Jeremiah R. Young
Jeremiah R. Young, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

