Form 10-Q
period 2020-06-30
SCI Engineered Materials, Inc.
filed 2020-08-07
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

4,421,604 shares of Common Stock, without par value, were outstanding at August 5, 2020.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	SCIA	OTCQB

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	3

	Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	5

	Statements of Shareholder’s Equity for the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	23

Signatures		24

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2020	2019
	(UNAUDITED)
Current Assets
Cash	$1,924,807	$1,828,397
Accounts receivable, less allowance for doubtful accounts of $15,000	388,338	348,524
Inventories	871,024	2,749,038
Prepaid expenses	156,033	105,464
Total current assets	3,340,202	5,031,423

Property and Equipment, at cost
Machinery and equipment	8,240,616	8,258,578
Furniture and fixtures	137,680	137,680
Leasehold improvements	592,899	592,899
Construction in progress	140,900	-
	9,112,095	8,989,157
Less accumulated depreciation	(7,217,050)	(7,036,955)
	1,895,045	1,952,202

Right of use asset, net	396,686	434,492
Other assets	91,722	86,958
Total other assets	488,408	521,450

TOTAL ASSETS	$5,723,655	$7,505,075

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2020	2019
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$101,115	$98,524
Notes payable, current portion	143,976	-
Operating lease obligations, current portion	84,778	80,669
Accounts payable	179,614	254,004
Customer deposits	337,520	2,408,837
Accrued compensation	76,204	116,686
Accrued expenses and other	107,734	80,375
Total current liabilities	1,030,941	3,039,095

Finance lease obligations, net of current portion	74,100	125,311
Notes payable, net of current portion	181,324	-
Operating lease obligations, net of current portion	348,268	391,833
Total liabilities	1,634,633	3,556,239

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	502,362	514,438

Common stock, no par value, authorized 15,000,000 shares; 4,421,604 and 4,370,519 shares issued and outstanding, respectively	10,470,675	10,410,677
Additional paid-in capital	2,256,213	2,265,925
Accumulated deficit	(9,140,228)	(9,242,204)
	4,089,022	3,948,836

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,723,655	$7,505,075

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Revenue	$2,606,587	$2,741,948	$6,045,382	$6,756,986

Cost of revenue	2,168,803	2,047,279	5,098,260	5,366,015

Gross profit	437,784	694,669	947,122	1,390,971

General and administrative expense	272,216	349,636	555,381	709,436

Research and development expense	90,421	94,600	177,325	203,469

Marketing and sales expense	47,387	69,346	99,171	137,965

Income from operations	27,760	181,087	115,245	340,101

Interest	7,300	14,669	11,369	13,481

Income before provision for income taxes	20,460	166,418	103,876	326,620

Income taxes	-	-	1,900	4,860

Net income	20,460	166,418	101,976	321,760

Dividends on preferred stock	6,038	6,038	12,076	12,076

INCOME APPLICABLE TO COMMON SHARES	$14,422	$160,380	$89,900	$309,684

Earnings per share - basic and diluted (Note 7)
Income per common share
Basic	$0.00	$0.04	$0.02	$0.07
Diluted	$0.00	$0.04	$0.02	$0.07

Weighted average shares outstanding
Basic	4,411,714	4,321,387	4,398,856	4,308,504
Diluted	4,418,325	4,363,276	4,406,478	4,352,297

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/2019	$514,438	$10,410,677	$2,265,925	$(9,242,204)	$3,948,836

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Stock based compensation expense (Note 4)	-	-	1,182	-	1,182

Common stock issued (Note 4)	-	29,998	-	-	29,998

Net income	-	-	-	81,516	81,516

Balance 3/31/2020	$520,476	$10,440,675	$2,261,069	$(9,160,688)	$4,061,532

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Payment of cumulative dividends (Note 5)	(24,152)	-	-	-	(24,152)

Stock based compensation expense (Note 4)	-	-	1,182	-	1,182

Common stock issued (Note 4)	-	30,000	-	-	30,000

Net income	-	-	-	20,460	20,460

Balance 6/30/2020	$502,362	$10,470,675	$2,256,213	$(9,140,228)	$4,089,022

Balance 12/31/2018	$514,438	$10,275,733	$2,280,060	$(9,547,555)	$3,522,676

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Stock based compensation expense (Note 4)	-	-	4,158	-	4,158

Proceeds from exercise of stock options (Note 4)	-	14,952	-	-	14,952

Common stock issued (Note 4)	-	30,002	-	-	30,002

Net income	-	-	-	155,342	155,342

Balance 3/31/2019	$520,476	$10,320,687	$2,278,180	$(9,392,213)	$3,727,130

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Payment of cumulative dividends (Note 5)	(24,152)	-	-	-	(24,152)

Stock based compensation expense (Note 4)	-	-	1,379	-	1,379

Common stock issued (Note 4)	-	29,997	-	-	29,997

Net income	-	-	-	166,418	166,418

Balance 6/30/2019	$502,362	$10,350,684	$2,273,521	$(9,225,795)	$3,900,772

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,976	$321,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	226,956	219,302
Amortization	1,724	36,261
Stock based compensation	62,362	65,536
(Gain) loss on disposal of equipment	(3,063)	4,226
Inventory reserve	33,629	600
Changes in operating assets and liabilities:
Accounts receivable	(39,814)	126,685
Note receivable	-	(7,477)
Inventories	1,844,385	(809,964)
Prepaid expenses	(50,569)	558,476
Right of use asset	37,806	(505,700)
Other assets	(6,488)	(8,757)
Accounts payable	(74,390)	5,623
Operating lease obligations	(39,456)	509,756
Accrued expenses and customer deposits	(2,086,240)	(223,047)
Net cash provided by operating activities	8,818	293,280

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	3,063	-
Purchases of property and equipment	(167,999)	(212,195)
Net cash used in investing activities	(164,936)	(212,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	-	14,952
Payment of cumulative dividends on preferred stock	(24,152)	(24,152)
Proceeds from SBA Paycheck Protection Program	325,300	-
Principal payments on finance lease obligations and notes payable	(48,620)	(76,391)
Net cash provided by (used in) financing activities	252,528	(85,591)

NET INCREASE (DECREASE) IN CASH	96,410	(4,506)

CASH - Beginning of period	1,828,397	1,802,839

CASH - End of period	$1,924,807	$1,798,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,826	$5,939
Income taxes	1,900	4,860

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	1,800	1,271

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

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

During the three months ended June 30, 2020 and 2019, revenue from the photonics market was approximately 96% and 92% of total revenue, respectively. During the six months ended June 30, 2020 and 2019, revenue from the photonics market was approximately 98% and 95% of total revenue, respectively. The balance of the revenue in these periods was almost entirely from the thin film solar market. The top two customers represented approximately 87% and 76% of total revenue for the six months ended June 30, 2020 and 2019, respectively. International shipments resulted in 4% and 14% of total revenue for the first six months of 2020 and 2019, respectively.

Note 3.	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 will become effective for us in the first quarter of 2023. We are evaluating the impact that the adoption of this update will have on our financial statements.

Note 4.	Common Stock and Stock Options

Stock Based Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock based compensation expense was $31,182 and $31,376 for the three months ended June 30, 2020 and 2019, respectively. Non cash stock based compensation expense was $62,362 and $65,536 for the six months ended June 30, 2020 and 2019, respectively. Unrecognized compensation expense was $13,398 as of June 30, 2020 and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 51,085 and 18,080 aggregate shares of common stock of the Company during the six months ended June 30, 2020 and 2019, respectively. The stock had an aggregate value of $59,998 and $59,999 for the six months ended June 30, 2020 and 2019, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 4.	Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at June 30, 2020, and December 31, 2019, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2019	396,941	$4.41
Exercised	(31,788)	0.84
Expired	(271,500)	6.00
Forfeited	(17,616)	1.00
Outstanding at December 31, 2019	76,037	$1.03
Outstanding at June 30, 2020	76,037	$1.03
Options exercisable at December 31, 2019	48,265	$0.90
Options exercisable at June 30, 2020	55,208	$0.94

Exercise prices for options ranged from $0.84 to $1.25 at June 30, 2020. The weighted average option price for all options outstanding at June 30, 2020, was $1.03 with a weighted average remaining contractual life of 6.0 years. There were no non-employee director stock options outstanding during 2020 and 2019.

Note 5.	Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended June 30, 2020 and 2019, and $12,076 for the six months ended June 30, 2020 and 2019. The Company had accrued dividends on Series B preferred stock of $253,596 at June 30, 2020, and $265,672 at December 31, 2019. These amounts are included in Convertible preferred stock, Series B, on the balance sheet at June 30, 2020, and December 31, 2019. During June 2020, a dividend payment of $24,152 was made to preferred shareholders of record as of December 31, 2019. Also, during 2019, a dividend payment of $24,152 was made to preferred shareholders of record as of December 31, 2018.

Note 6.	Inventories

Inventories consisted of the following:	June 30,	December 31,
	2020	2019
	(unaudited)
Raw materials	$283,062	$883,767
Work-in-process	574,943	1,802,092
Finished goods	68,645	85,176
Inventory reserve	(55,626)	(21,997)
	$871,024	$2,749,038

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 7.	Earnings Per Share

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income applicable to common shares	$14,422	$160,380	$89,900	$309,684

Weighted average common shares outstanding - basic	4,411,714	4,321,387	4,398,856	4,308,504

Effect of dilution	6,611	41,889	7,622	43,793
Weighted average shares outstanding - diluted	4,418,325	4,363,276	4,406,478	4,352,297

Note 8.	Notes Payable

On April 17, 2020 we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. The PPP was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loan is two years. The interest rate on this loan is 1.0% per annum, which shall be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven as described below. The Company is permitted to prepay or partially prepay the PPP loan at any time with no prepayment penalties. Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. While there is no assurance the Company will obtain forgiveness of the PPP loan in whole or in part, it expects most (if not all) of this loan to be forgiven by the SBA.

The Company renewed its line of credit with Huntington National Bank for $1 million during 2019. The line of credit bears interest at 0.5 percentage points over the Prime Commercial Rate with an expiration date of October 5, 2020. At June 30, 2020, no amounts were drawn on the line of credit.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 8.	Notes Payable (continued)

Notes payable at June 30, 2020 is included in the accompanying balance sheets as follows:

2020
U.S. SBA Paycheck Protection Program	$325,300
Less current portion	143,976
Notes payable, net of current portion	$181,324

Annual maturities of notes payable:

2020	$35,904
2021	216,685
2022	72,711
Total	$325,300

Note 9.	Income Taxes

Following is the income tax expense for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Federal - deferred	$-	$-	$-	$-
State and local	-	-	1,900	4,860
	$-	$-	$1,900	$4,860

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realization of the net deferred tax assets at June 30, 2020 and December 31, 2019. The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $3,900,000 which expire in varying amounts through 2039.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 10.	Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,000 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $53,900 and $52,300 during the six months ended June 30, 2020 and 2019, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2020:

2020	$54,196
2021	110,364
2022	112,611
2023	114,857
2024	102,550
Total minimum lease payments	$494,578

Operating cash flows from operating leases	112,272
Weighted average remaining lease term – operating leases	4.4 years
Weighted average discount rate – operating leases	5.5%

Note 11.	Finance Lease

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of June 30, 2020, are shown in the following table.

2020	$53,903
2021	91,398
2022	21,609
2023	18,129
Total minimum lease payments	185,039
Less amount representing interest	9,824
Present value of minimum lease payments	175,215
Less current portion	101,115
Finance lease obligations, net of current portion	$74,100

The equipment under finance lease at June 30, 2020, and December 31, 2019, is included in the accompanying balance sheets as follows:

	June 30, 2020	Dec. 31, 2019
Machinery and equipment	$438,316	$438,316
Less accumulated depreciation and amortization	120,221	98,305
Net book value	$318,095	$340,011

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 11.	Finance Lease (continued)

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

Note 12.	Subsequent Event

During July 2020, the Company was approved to enter into a finance lease agreement in the amount of $306,972 for the rebuild of production equipment. This lease includes a term of 47 months and an interest rate of 4.2%.

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

Executive Summary

In March 2020, the World Health Organization declared the coronavirus disease (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in restrictions and shutdowns implemented by national, state, and local authorities. As a result of the pandemic, we are complying with executive orders issued in Ohio and U.S. Centers for Disease Control and Prevention guidelines regarding safety procedures. These procedures include, but are not limited to: social distancing, staggering start times, remote working, and teleconferencing versus in person meetings. We are maintaining regular contact, via phone and other electronic means, with our customers and suppliers. During the third quarter of 2020, and perhaps longer, we may operate below our normal production schedule due to uncertainty in our domestic and global market due to COVID-19. Thus, we expect revenue to be lower in the second half of 2020 compared to the first six months of this year.

On April 17, 2020 we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. The PPP was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). This loan allowed us to pay our employees a full 40-hour week while production was below normal capacity. We anticipate that most (if not all) of this loan will be forgiven by the SBA following achievement of the loan requirements. We value all employees and wish to aid them through this difficult period. Management will continue to monitor our production and payroll needs going forward based on evolving circumstances.

Some employees worked remotely during most of the second quarter of 2020 and we do not believe it adversely affected our ability to maintain operations, including financial reporting. The Chief Financial Officer maintained constant contact with the accounting staff in addition to the Chief Executive Officer and the Operations Manager. We do not believe our disclosure controls and procedures were materially affected and there were no changes in controls. Communication was maintained with the Board of Directors as well. These employees returned to work in our office in June 2020.

Based on recent conversations with customers, we do not expect to experience any material impairments and do not anticipate any changes in accounting judgements. We are not aware of any material adverse impact on our supply chain and remain in contact with our suppliers.

We continue to face a period of uncertainty regarding the ongoing impact of the COVID-19 pandemic on both our projected customer demand and supply chain. During this challenging economic environment, we are focused on continuing to take the necessary steps to respond quickly to changes in our business and maintaining our financial flexibility in the face of the unprecedented and continuing impact of COVID-19, including (but not limited to): reviewing and monitoring planned capital expenditures, reviewing all operating expenses for opportunities to reduce spending, and aligning inventory to estimated revenue.

We continue to monitor the rapidly evolving situation related to COVID-19 including guidance from federal, state and local public health authorities and may take additional actions based on these recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our results of operations, cash flows and liquidity in the future.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended June 30, 2020, we had total revenue of $2,606,587. This was a decrease of $135,361, or 4.9%, compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, we had total revenue of $6,045,382. This was a decrease of $711,604, or 10.5%, compared to the six months ended June 30, 2019. Volume was lower in 2020 compared to 2019 as international shipments decreased by $677,216.

Gross profit was $437,784 for the three months ended June 30, 2020 compared to $694,669 for the same three months in 2019 and $947,122 and $1,390,971 for the six months ended June 30, 2020 and 2019, respectively, primarily due to lower revenue.

Operating expenses were $410,024, and $513,582 for the three months ended June 30, 2020 and 2019, respectively and $831,877 and $1,050,870 for the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily due to additional expenses incurred during our management transition in the first half of 2019. Our former president and CEO retired in June 2019.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2020 (unaudited) compared to three and six months ended June 30, 2019 (unaudited):

Revenue

For the three months ended June 30, 2020, we had total revenue of $2,606,587. This was a decrease of $135,361, or 4.9%, compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, we had total revenue of $6,045,382. This was a decrease of $711,604, or 10.5%, compared to the six months ended June 30, 2019. Volume was lower in 2020 compared to 2019 as international shipments decreased by $677,216.

Gross Profit

Gross profit was $437,784 for the three months ended June 30, 2020 compared to $694,669 for the same three months in 2019. This was a decrease of $256,885, or 37.0%. Gross profit as a percentage of revenue (gross margin) was 16.8% for the second quarter of 2020 compared to 25.3% for the same period in 2019. Gross profit was $947,122 for the six months ended June 30, 2020 compared to $1,390,971 for the first six months of 2019. This was a decrease of $443,849 or 31.9%. Gross margin was 15.7% for the first six months of 2020 compared to 20.6% for the same period in 2019. The decrease in gross profit and gross margin was primarily related to lower revenue previously mentioned as well as product mix.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2020 and 2019, was $272,216 and $349,636, respectively, a decrease of 22.1%. General and administrative expense for the six months ended June 30, 2020 and 2019, was $555,381 and $709,436, respectively, a decrease of 21.7%. This decrease was primarily related to lower compensation of approximately $58,000 during the second quarter of 2020 and $139,000 during the first six months of 2020. Higher compensation expense for the same periods in 2019 was related to our new President and CEO working closely with our former President and CEO during the first half of 2019.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Professional Fees

Included in total expense was $56,555 and $53,953 for professional fees for the three months ended June 30, 2020 and 2019, respectively and $120,137 and $120,454 for the six months ended June 30, 2020 and 2019, respectively. These continued expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended June 30, 2020, was $90,421 compared to $94,600 for the same period in 2019, a decrease of 4.4%. Research and development expense for the six months ended June 30, 2020, was $177,325 compared to $203,469 for the same period in 2019, a decrease of 12.8%. This decrease was primarily related to lower compensation expense due to staffing levels in the first half of 2019. We continue to invest in developing new applications for all of our markets including an innovative buffer layer for thin film solar cells, transparent conductive oxide systems for transparent electronics and thin film solar. These efforts include accelerating time to market for those applications and involve ongoing research and development expense.

Marketing and Sales Expense

Marketing and sales expense was $47,387 and $69,346 for the three months ended June 30, 2020 and 2019, respectively. This was a decrease of $21,959 or 31.7%. This decrease was primarily related to lower travel and compensation expenses of approximately $19,000.

Marketing and sales expense was $99,171 and $137,965 for the six months ended June 30, 2020 and 2019, respectively. This was a decrease of $38,794 or 28.1%. This decrease was primarily related to lower travel expenses of approximately $27,000 and lower outside sales commissions of $6,000. Travel was limited during the first six months of 2020 due the cancellation of tradeshows and limited direct contact with customers in response to COVID-19 orders issued by national health organizations and state officials.

Stock Compensation Expense

Included in total expenses were non-cash stock-based compensation costs of $31,182 and $31,376 for the three months ended June 30, 2020 and 2019, respectively, and $62,362 and $65,536 for the six months ended June 30, 2020 and 2019, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $13,398 as of June 30, 2020 and will be recognized through 2023.

Interest, net

Interest expense was $7,300 for the three months ended June 30, 2020 and $14,669 for the three months ended June 30, 2019. Interest expense was $11,369 for the six months ended June 30, 2020 and $13,481 for the six months ended June 30, 2019. The second quarter of 2019 included $17,396 of expense for the first six months of 2019 which was related to the new operating lease standard that became effective January 1, 2019.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Applicable to Common Stock

Income applicable to common stock for the three months ended June 30, 2020 and 2019, was $14,422 and $160,380, respectively. Income applicable to common stock for the six months ended June 30, 2020 and 2019 was $89,900 and $309,684, respectively. The decrease was the result of lower gross profit which was partially offset by lower operating expenses.

Liquidity and Capital Resources

Cash

As of June 30, 2020, cash on hand was $1,924,807 compared to $1,828,397 at December 31, 2019. On April 17, 2020 we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300 received April 24, 2020. We anticipate that most (if not all) of this loan will be forgiven by the SBA.

Working Capital

At June 30, 2020 working capital was $2,309,261 compared to $1,992,328 at December 31, 2019, an increase of $316,933, or 15.9%. Inventories decreased $1,878,014 and customer deposits decreased $2,071,317 due to prepaid orders shipped during 2020. Also, accounts payable decreased $74,390.

Cash from Operations

Net cash provided by operating activities during the six months ended June 30, 2020, was $8,818 and $293,280 for the six months ended June 30, 2019. This included depreciation and amortization of $228,680 and $255,563 and non-cash stock-based compensation costs of $62,362 and $65,536 for the six months ended June 30, 2020 and 2019, respectively. In addition, accrued expenses and customer deposits decreased $2,086,240 and $223,047 for the six months ended June 30, 2020 and 2019, respectively, which were offset by reduced inventory levels in 2020. The inventory reserve increased $39,814 during the first six months of 2020 due to current uncertainties regarding specific product shipments to international customers.

Cash from Investing Activities

Cash of $167,999 was used in investing activities during the six months ended June 30, 2020, for the acquisition of production equipment. During the six months ended June 30, 2019, $212,195 was used in investing activities which included an in-plant office mezzanine in addition to the acquisition of production equipment.

Cash from Financing Activities

Cash of $48,620 and $76,391 was used in financing activities for principal payments to third parties for finance lease obligations and notes payable during the six months ended June 30, 2020 and 2019, respectively. As previously mentioned, during the second quarter of 2020 we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300, with the expectation that most (if not all) of this loan will be forgiven by the SBA. Also, a dividend payment of $24,152 was made to owners of our Series B preferred stock during the second quarter of 2020 and 2019.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt Outstanding

Total debt outstanding increased to $500,515 at June 30, 2020, from $223,835 at December 31, 2019. The increase was due to the proceeds received from the unsecured promissory note under the Paycheck Protection Program (the “PPP”)

Off Balance Sheet Arrangements

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure.

Item 4.	Control and Procedures (continued)

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

To address and remediate the material weakness in internal control over financial reporting described above, we performed a review of our related procedures and controls and strengthened cross approval of various functions, including financial reporting and disclosure review controls by the Chief Financial Officer, to include the Chief Executive Officer and Audit Committee Chairperson where appropriate. We continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management is responsible for the consistency, integrity, and presentation of information. To fulfill our responsibility, we maintain systems of internal control designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with established procedures. The concept of reasonable assurance is based upon recognition that the cost of the controls should not exceed the benefit derived. We believe our systems of internal control provide this reasonable assurance.

The Board of Directors exercises its oversight role with respect to our systems of internal control primarily through its Audit Committee, which is comprised of independent directors. The Committee oversees our financial reporting, quarterly reviews and audits to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments.

Item 4.	Control and Procedures (continued)

Changes in Internal Controls over Financial Reporting

Other than the remediation described above, there were no changes in our internal controls over financial reporting for the three months ended June 30, 2020, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Item 6. Exhibits

3(a)		Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)		Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)		Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)		SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)		Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

10(a)		Description of Bonding Agreement between the Company and Konfoong Material International Co., Ltd. dated as of December 18, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 18, 2018).

10(b)		Employment Agreement entered into as of December 13, 2018, between Jeremy Young and the Company.

10(c)		Description of Unsecured Promissory Note administered by the U.S. Small Business Administration for funds received April 24, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 29, 2020).

14(a)		SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com)

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated August 7, 2020, entitled “SCI Engineered Materials, Inc., Reports Second Quarter and Year-to-Date 2020 Results.”

101		The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) Notes to Financial Statements.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: August 7, 2020	/s/ Jeremiah R. Young
Jeremiah R. Young, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)