Form 10-Q
period 2020-09-30
SCI Engineered Materials, Inc.
filed 2020-11-02
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

4,445,994 shares of Common Stock, without par value, were outstanding at October 30, 2020.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	SCIA	OTCQB

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	5

	Statements of Shareholder’s Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	24

Signatures		26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2020	2019
	(UNAUDITED)
Current Assets
Cash	$2,503,908	$1,828,397
Accounts receivable, less allowance for doubtful accounts of $15,000	362,935	348,524
Inventories, net	1,228,611	2,749,038
Prepaid expenses	93,639	105,464
Total current assets	4,189,093	5,031,423

Property and Equipment, at cost
Machinery and equipment	8,254,624	8,258,578
Furniture and fixtures	135,012	137,680
Leasehold improvements	592,899	592,899
	8,982,535	8,989,157
Less accumulated depreciation	(7,009,167)	(7,036,955)
	1,973,368	1,952,202

Right of use asset, net	377,227	434,492
Other assets	97,725	86,958
Total other assets	474,952	521,450

TOTAL ASSETS	$6,637,413	$7,505,075

The accompanying notes are an integral part of these financial statements.

3

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2020	2019
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$166,651	$98,524
Notes payable, current portion	198,215	-
Operating lease obligations, current portion	86,844	80,669
Accounts payable	165,793	254,004
Customer deposits	869,251	2,408,837
Accrued compensation	84,844	116,686
Accrued expenses and other	154,190	80,375
Total current liabilities	1,725,788	3,039,095

Finance lease obligations, net of current portion	279,919	125,311
Notes payable, net of current portion	127,085	-
Operating lease obligations, net of current portion	325,918	391,833
Total liabilities	2,458,710	3,556,239

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	508,400	514,438
Common stock, no par value, authorized 15,000,000 shares; 4,445,994 and 4,370,519 shares issued and outstanding, respectively	10,500,675	10,410,677
Additional paid-in capital	2,251,357	2,265,925
Accumulated deficit	(9,081,729)	(9,242,204)
	4,178,703	3,948,836

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,637,413	$7,505,075

The accompanying notes are an integral part of these financial statements.

4

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2020	2019	2020	2019
Revenue	$1,494,078	$3,255,201	$7,539,460	$10,012,187

Cost of revenue	1,034,939	2,796,681	6,133,199	8,162,696

Gross profit	459,139	458,520	1,406,261	1,849,491

General and administrative expense	263,444	247,984	818,825	957,420

Research and development expense	83,276	80,203	260,601	283,672

Marketing and sales expense	44,862	63,462	144,033	201,427

Income from operations	67,557	66,871	182,802	406,972

Interest expense	9,058	4,539	20,427	18,020

Income before provision for income taxes	58,499	62,332	162,375	388,952

Income tax expense	-	-	1,900	4,860

Net income	58,499	62,332	160,475	384,092

Dividends on preferred stock	6,038	6,038	18,114	18,114

INCOME APPLICABLE TO COMMON SHARES	$52,461	$56,294	$142,361	$365,978

Earnings per share - basic and diluted (Note 7)
Income per common share
Basic	$0.01	$0.01	$0.03	$0.08
Diluted	$0.01	$0.01	$0.03	$0.08

Weighted average shares outstanding
Basic	4,436,185	4,335,839	4,411,390	4,317,716
Diluted	4,447,059	4,356,947	4,420,272	4,357,273

The accompanying notes are an integral part of these financial statements.

5

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/2019	$514,438	$10,410,677	$2,265,925	$(9,242,204)	$3,948,836

Accretion of cumulative dividends	18,114	-	(18,114)	-	-

Payment of cumulative dividends (Note 5)	(24,152)	-	-	-	(24,152)

Stock based compensation expense (Note 4)	-	-	3,546	-	3,546

Common stock issued (Note 4)	-	89,998	-	-	89,998

Net income	-	-	-	160,475	160,475
Balance 9/30/2020	$508,400	$10,500,675	$2,251,357	$(9,081,729)	$4,178,703

Balance 6/30/20	$502,362	$10,470,675	$2,256,213	$(9,140,228)	$4,089,022

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Stock based compensation expense (Note 4)	-	-	1,182	-	1,182

Common stock issued (Note 4)	-	30,000	-	-	30,000

Net income	-	-	-	58,499	58,499
Balance 9/30/2020	$508,400	$10,500,675	$2,251,357	$(9,081,729)	$4,178,703

Balance 12/31/18	$514,438	$10,275,733	$2,280,060	$(9,547,555)	$3,522,676

Accretion of cumulative dividends	18,114	-	(18,114)	-	-

Proceeds from exercise of stock options (Note 4)	-	14,952	-	-	14,952

Payment of cumulative dividends (Note 5)	(24,152)	-	-	-	(24,152)

Stock based compensation expense (Note 4)	-	-	8,306	-	8,306

Common stock issued (Note 4)	-	89,995	-	-	89,995

Net income	-	-	-	384,092	384,092
Balance 9/30/19	$508,400	$10,380,680	$2,270,252	$(9,163,463)	$3,995,869

Balance 6/30/19	$502,362	$10,350,684	$2,273,521	$(9,225,795)	$3,900,772

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Stock based compensation expense (Note 4)	-	-	2,769	-	2,769

Common stock issued (Note 4)	-	29,996	-	-	29,996

Net income	-	-	-	62,332	62,332
Balance 9/30/19	$508,400	$10,380,680	$2,270,252	$(9,163,463)	$3,995,869

The accompanying notes are an integral part of these financial statements.

6

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$160,475	$384,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	335,789	315,161
Amortization	2,827	54,945
Stock based compensation	93,544	98,301
(Gain) loss on disposal of equipment	(1,322)	4,226
Inventory reserve	1,921	900
Changes in operating assets and liabilities:
Accounts receivable	(14,411)	179,624
Note receivable	-	(7,477)
Inventories	1,518,506	(342,999)
Prepaid expenses	11,825	521,269
Right of use asset	57,265	(505,701)
Other assets	(13,594)	(12,239)
Accounts payable	(88,211)	(77,510)
Operating lease obligations	(59,739)	491,429
Accrued expenses and customer deposits	(1,500,314)	(763,827)
Net cash provided by operating activities	504,561	340,194

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	3,063	-
Purchases of property and equipment	(49,023)	(343,448)
Net cash used in investing activities	(45,960)	(343,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	-	14,952
Payment of cumulative dividends on preferred stock	(24,152)	(24,152)
Proceeds from SBA Paycheck Protection Program note payable	325,300	-
Principal payments on finance lease obligations	(84,238)	(95,495)
Net cash provided by (used in) financing activities	216,910	(104,695)

NET INCREASE (DECREASE) IN CASH	675,511	(107,949)

CASH - Beginning of period	1,828,397	1,802,839

CASH - End of period	$2,503,908	$1,694,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$10,736	$8,318
Income taxes	1,900	4,860

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by finance lease	306,973	78,950
Increase in asset retirement obligation	2,700	1,906

The accompanying notes are an integral part of these financial statements.

7

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1. Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, or the “Company”), an Ohio corporation, was incorporated in 1987. The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications. The Company is focused on specific markets (Photonics, Thin Film Solar, Glass and Transparent Electronics) within the PVD industry. Substantially all of the Company’s revenues are generated from customers with multi-national operations. The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

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

During the three months ended September 30, 2020 and 2019, revenue from the photonics market was approximately 100% of total revenue. During the nine months ended September 30, 2020 and 2019, revenue from the photonics market was approximately 99% and 97%, respectively. The balance of the revenue in these periods was almost entirely from the thin film solar market. The top two customers represented approximately 83% and 79% of total revenue for the nine months ended September 30, 2020 and 2019, respectively. International shipments resulted in 5% and 10% of total revenue for the first nine months of 2020 and 2019, respectively.

Note 3. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 will become effective for the Company in the first quarter of 2023. The Company is evaluating the impact that the adoption of this update will have on its financial statements.

Note 4. Common Stock and Stock Options

Stock Based Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock-based compensation expense was $31,182 and $32,765 for the three months ended September 30, 2020 and 2019, respectively. Non cash stock-based compensation expense was $93,544 and $98,301 for the nine months ended September 30, 2020 and 2019, respectively. Unrecognized compensation expense was $12,216 as of September 30, 2020 and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 75,475 and 35,725 aggregate shares of common stock of the Company during the nine months ended September 30, 2020 and 2019, respectively. The stock had an aggregate value of $89,998 and $89,995 for the nine months ended September 30, 2020 and 2019, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 4. Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at September 30, 2020, and December 31, 2019, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2019	396,941	$4.41
Exercised	(31,788)	0.84
Expired	(271,500)	6.00
Forfeited	(17,616)	1.00
Outstanding at December 31, 2019	76,037	$1.03
Outstanding at September 30, 2020	76,037	$1.03
Options exercisable at December 31, 2019	48,265	$0.90
Options exercisable at September 30, 2020	55,208	$0.94

Exercise prices for options ranged from $0.84 to $1.25 at September 30, 2020. The weighted average option price for all options outstanding at September 30, 2020, was $1.03 with a weighted average remaining contractual life of 5.7 years. There were no non-employee director stock options outstanding during 2020 and 2019.

Note 5. Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended September 30, 2020 and 2019, and $18,114 for the nine months ended September 30, 2020 and 2019. The Company had accrued dividends on Series B preferred stock of $259,634 at September 30, 2020, and $265,672 at December 31, 2019. These amounts are included in Convertible preferred stock, Series B, on the balance sheet at September 30, 2020, and December 31, 2019. During June 2020, a dividend payment of $24,152 was made to preferred shareholders of record as of December 31, 2019, and during 2019, a dividend payment of $24,152 was made to preferred shareholders of record as of December 31, 2018.

Note 6. Inventories

Inventories consisted of the following:	September 30,	December 31,
	2020	2019
	(unaudited)
Raw materials	$543,061	$883,767
Work-in-process	571,004	1,802,092
Finished goods	138,465	85,176
Inventory reserve	(23,919)	(21,997)
	$1,228,611	$2,749,038

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

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2020	2019	2020	2019
Income applicable to common shares	$52,461	$56,294	$142,361	$365,978

Weighted average common shares outstanding - basic	4,436,185	4,335,839	4,411,390	4,317,716

Effect of dilution	10,874	21,108	8,882	39,557

Weighted average shares outstanding - diluted	4,447,059	4,356,947	4,420,272	4,357,273

Note 8. Notes Payable

On April 17, 2020 the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. The PPP was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loan is two years. The interest rate on this loan is 1.0% per annum, which shall be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven as described below. The Company is permitted to prepay or partially prepay the PPP loan at any time with no prepayment penalties. Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. While there is no assurance the Company will obtain forgiveness of the PPP loan in whole or in part, it expects most (if not all) of this loan to be forgiven by the SBA. The application for forgiveness is expected to be submitted during the fourth quarter of 2020. There is no obligation to make payments until the forgiveness process is completed.

The Company received approval for renewal of its line of credit with Huntington National Bank for $1 million during October 2020. The line of credit bears interest at 0.5 percentage points over the Prime Commercial Rate. At September 30, 2020, no amounts were drawn on the line of credit.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 8. Notes Payable (continued)

Notes payable at September 30, 2020 is included in the accompanying balance sheets as follows:

2020
U.S. SBA Paycheck Protection Program	$325,300
Less current portion	198,215
Notes payable, net of current portion	$127,085

Annual maturities of notes payable:

2020	$35,904
2021	216,685
2022	72,711
Total	$325,300

Note 9. Income Taxes

Following is the income tax expense for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Federal - deferred	$-	$-	$-	$-
State and local	-	-	1,900	4,860
	$-	$-	$1,900	$4,860

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A full valuation allowance has been recorded against the realization of the net deferred tax assets at September 30, 2020 and December 31, 2019. The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $4,000,000 which expire in varying amounts through 2039.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly rental payments ranging from $9,000 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $80,900 and $78,400 during the nine months ended September 30, 2020 and 2019, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2020:

2020	$27,235
2021	110,364
2022	112,611
2023	114,857
2024	102,550
Total minimum lease payments	$467,617

Operating cash outflows from operating leases	$132,556
Weighted average remaining lease term – operating leases	4.2 years
Weighted average discount rate – operating leases	5.5%

Note 11. Finance Lease

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of September 30, 2020, are shown in the following table.

2020	$47,839
2021	174,943
2022	105,154
2023	101,675
2024	49,859
Total minimum lease payments	479,470
Less amount representing interest	32,900
Present value of minimum lease payments	446,570
Less current portion	166,651
Finance lease obligations, net of current portion	$279,919

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 11. Finance Lease (continued)

The equipment under finance lease at September 30, 2020, and December 31, 2019, is included in the accompanying balance sheets as follows:

	Sept. 30, 2020	Dec. 31, 2019
Machinery and equipment	$745,289	$438,316
Less accumulated depreciation and amortization	137,319	98,305
Net book value	$607,970	$340,011

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

During August 2020, the Company entered into a finance lease agreement in the amount of $306,973 for the rebuild of production equipment. This lease includes a term of 47 months and an interest rate of 4.2%.

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

Executive Summary

In March 2020, the World Health Organization declared the coronavirus disease (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in restrictions and shutdowns implemented by national, state, and local authorities. As a result of the pandemic, we are complying with executive orders issued in Ohio and U.S. Centers for Disease Control and Prevention guidelines regarding safety procedures. These procedures include, but are not limited to: social distancing, staggering start times, remote working, and teleconferencing versus in person meetings. We are maintaining regular contact, via phone and other electronic means, with our customers and suppliers. While we may operate below our normal production schedule during the fourth quarter 2020, and perhaps longer due to these uncertainties, we expect revenue to be sequentially higher in the fourth quarter 2020 compared to the previous quarter.

Based on recent conversations with customers, we do not expect to experience any material impairments and do not anticipate any changes in accounting judgements. We are not aware of any material adverse impact on our supply chain and remain in contact with our suppliers.

Although we continue to face a period of uncertainty regarding the ongoing impact of the COVID-19 pandemic on our projected customer demand, market conditions are gradually improving. During this challenging economic environment, we are focused on continuing to take the necessary steps to respond quickly to changes in our business, and maintaining our financial flexibility in the face of the unprecedented and continuing impact of COVID-19, including (but not limited to): reviewing and monitoring planned capital expenditures, reviewing all operating expenses for opportunities to reduce spending, and aligning inventory to estimated revenue.

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

On April 17, 2020 we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). We anticipate that most (if not all) of this loan will be forgiven by the SBA following achievement of the loan requirements. The application for forgiveness is expected to be submitted during the fourth quarter of 2020.

For the three months ended September 30, 2020, we had total revenue of $1,494,078. This was a decrease of $1,761,123 or 54.1%, compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, we had total revenue of $7,539,460. This was a decrease of $2,472,727 or 24.7%, compared to the nine months ended September 30, 2019. Total revenue was adversely impacted by lower volume, pricing and COVID-19 related issues compared to the same periods in 2019.

Gross profit was $459,139 for the three months ended September 30, 2020 compared to $458,520 for the same three months in 2019 and $1,406,261 and $1,849,491 for the nine months ended September 30, 2020 and 2019, respectively. The decrease is due to lower revenue for the nine months ended September 30, 2020 compared to the previous year.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating expenses were $391,582, and $391,649 for the three months ended September 30, 2020 and 2019, respectively and $1,223,459 and $1,442,519 for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily due to additional expenses incurred during our management transition in the first half of 2019 as well as lower travel expenses in 2020.

Consistent with our growth strategy, we have identified niche markets that can benefit from our expertise in custom powder solutions, such as near infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

New initiatives are also being pursued that utilize our vacuum hot press, cold isostatic press and kilns for development projects, including diffusion bonding. We recently manufactured and sold conductive metal oxides for direct current sputtering of Tungsten Oxide and Molybdenum Oxide materials.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2020 (unaudited) compared to three and nine months ended September 30, 2019 (unaudited):

Revenue

For the three months ended September 30, 2020, we had total revenue of $1,494,078. This was a decrease of $1,761,123 or 54.1%, compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, we had total revenue of $7,539,460. This was a decrease of $2,472,727 or 24.7%, compared to the nine months ended September 30, 2019. Total revenue was adversely impacted by lower volume, pricing and COVID-19 related issues compared to the same periods in 2019.

Gross Profit

Gross profit was $459,139 for the three months ended September 30, 2020 compared to $458,520 for the same three months in 2019. Gross profit was $1,406,261 for the nine months ended September 30, 2020 compared to $1,849,491 for the first nine months of 2019. This was a decrease of $443,230 or 24.0%. The decrease in gross profit for the first nine months of 2020 was primarily related to the lower revenue previously mentioned. Gross profit as a percentage of revenue (gross margin) was 30.7% for the third quarter of 2020 compared to 14.1% for the same period in 2019. The improved third quarter 2020 gross margin was due to pricing, product mix and improved manufacturing efficiency. The third quarter of 2019 included more revenue generated from a high priced, low margin raw material that contributed to the lower gross margin in that period. Gross margin was 18.7% for the first nine months of 2020 compared to 18.5% for the same period in 2019. As we continue to implement our growth strategy in complementary niche markets, it is anticipated the Company’s gross margin will improve from the 2020 year-to-date percentage although it will continue to be influenced by product mix and price fluctuation of a high priced, low margin raw material for the foreseeable future.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2020 and 2019, was $263,444 and $247,984, respectively, an increase of 6.2%. This increase was related to higher compensation and business insurance expenses in 2020. General and administrative expense for the nine months ended September 30, 2020 and 2019, was $818,825 and $957,420, respectively, a decrease of 14.5%. This decrease was primarily due to lower compensation of approximately $127,000 in 2020 versus 2019 related to expense incurred during our management transition in the first half of 2019.

Professional Fees

Included in total expense was $39,694 and $39,799 for professional fees for the three months ended September 30, 2020 and 2019, respectively and $159,831 and $160,252 for the nine months ended September 30, 2020 and 2019, respectively. These expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and Development Expense

Research and development expense for the three months ended September 30, 2020, was $83,276 compared to $80,203 for the same period in 2019, an increase of 3.8%. Research and development expense for the nine months ended September 30, 2020, was $260,601 compared to $283,672 for the same period in 2019, a decrease of 8.1%. This decrease was primarily related to lower compensation expense due to staffing levels in 2019. We continue to invest in developing new applications for our markets including electrically conductive Zinc Tin Oxide for Thin Film Solar, Architectural Glass and Thin-Film Transistors. Specialty materials are being researched for use in niche markets such as additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing and Sales Expense

Marketing and sales expense was $44,862 and $63,462 for the three months ended September 30, 2020 and 2019, respectively. This was a decrease of $18,600 or 29.3%. This decrease was primarily related to lower travel expenses of approximately $22,000 due to the cancellation of tradeshows and limited direct contact with customers.

Marketing and sales expense was $144,033 and $201,427 for the nine months ended September 30, 2020 and 2019, respectively. This was a decrease of $57,394 or 28.5%. This decrease was primarily related to lower travel expenses of approximately $49,000 and lower outside sales commissions of $7,000. Travel was limited during the first nine months of 2020 due to the cancellation of tradeshows and limited direct contact with customers in response to COVID-19 orders issued by national health organizations and state officials.

Stock Compensation Expense

Included in total expenses were non-cash stock-based compensation costs of $31,182 and $32,765 for the three months ended September 30, 2020 and 2019, respectively, and $93,544 and $98,301 for the nine months ended September 30, 2020 and 2019, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $12,216 as of September 30, 2020 and will be recognized through 2023.

Interest

Interest expense was $9,058 and $4,539 for the three months ended September 30, 2020 and 2019, respectively. The third quarter 2020 increase was due to higher expense related to the rebuild of production equipment. Interest expense was $20,427 and $18,020 for the nine months ended September 30, 2020 and 2019, respectively.

Income Applicable to Common Stock

Income applicable to common stock for the three months ended September 30, 2020 and 2019, was $52,461 and $56,294, respectively. Income applicable to common stock for the nine months ended September 30, 2020 and 2019 was $142,361 and $365,978, respectively. This decrease was the result of lower gross profit which was partially offset by lower operating expenses.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash

As of September 30, 2020, cash on hand was $2,503,908 compared to $1,828,397 at December 31, 2019. This increase was primarily attributable to funds received in the second quarter of 2020 from a Paycheck Protection Program loan.

Working Capital

At September 30, 2020 working capital was $2,463,305 compared to $1,992,328 at December 31, 2019, an increase of $470,977, or 23.6%. The increase was primarily due to the increase in cash noted above.

Cash from Operations

Net cash provided by operating activities during the nine months ended September 30, 2020, was $504,561 and $340,194 for the nine months ended September 30, 2019. This included depreciation and amortization of $338,616 and $370,106 and non-cash stock-based compensation costs of $93,544 and $98,301 for the nine months ended September 30, 2020 and 2019, respectively. In addition, during the first nine months of 2020, accrued expenses and customer deposits decreased $1,500,314, while inventory decreased $1,520,427, including a reduction of $132,117 due to current uncertainties regarding product shipments to international customers.

Cash from Investing Activities

Cash of $49,023 was used in investing activities during the nine months ended September 30, 2020, for the acquisition of production equipment. During the nine months ended September 30, 2019, $343,448 was used in investing activities which included an in-plant office mezzanine in addition to the acquisition of production equipment.

Cash from Financing Activities

Cash of $84,238 and $95,495 was used in financing activities for principal payments to third parties for finance lease obligations and notes payable during the nine months ended September 30, 2020 and 2019, respectively. As previously mentioned, during the second quarter of 2020 we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. Also, a dividend payment of $24,152 was made to owners of our Series B preferred stock during the second quarter of 2020 and 2019.

Debt Outstanding

Total debt outstanding increased to $771,870 at September 30, 2020, from $223,835 at December 31, 2019. The increase was due to the proceeds received from the unsecured promissory note under the Paycheck Protection Program (the “PPP”) and a finance lease agreement for the rebuild of production equipment. We expect to submit our forgiveness application for the entire PPP loan during the fourth quarter of 2020 with the expectation that the loan will be forgiven by the SBA.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and implemented, can only provide reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure.

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

Management is responsible for the consistency, integrity, and presentation of information. We fulfill our responsibility by maintaining systems of internal control designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with established procedures. The concept of reasonable assurance is based upon recognition that the cost of the controls should not exceed the benefit derived. We believe our systems of internal control provide this reasonable assurance.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2020, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Item 6.	Exhibits

3(a)	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

10(a)	Description of Bonding Agreement between the Company and Konfoong Material International Co., Ltd. dated as of December 18, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 18, 2018).

10(b)	Employment Agreement entered into as of December 13, 2018, between Jeremy Young and the Company.

10(c)	Description of Unsecured Promissory Note administered by the U.S. Small Business Administration for funds received April 24, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 29, 2020).

14(a)	SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com)

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

Item 6.	Exhibits (continued)

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	Press Release dated November 2, 2020, entitled “SCI Engineered Materials, Inc., Reports Third Quarter and 2020 Year-to-Date Results.”

101	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Notes to Financial Statements.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: November 2, 2020	/s/ Jeremiah R. Young
Jeremiah R. Young, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)