Form 10-K
period 2020-12-31
SCI Engineered Materials, Inc.
filed 2021-01-29
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2020

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

Yes   ☐    No   ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $4,327,184 on June 30, 2020. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. There were 4,466,969 shares of the Registrant’s Common Stock outstanding on January 27, 2021.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	SCIA	OTCQB

Documents Incorporated By Reference

Portions of our Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

Introduction

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), an Ohio corporation, was incorporated in 1987. We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications. We are focused on markets within the PVD industry including Photonics, Solar, Glass, and Transparent Electronics. Substantially all revenues are generated from customers with multi-national operations. Through collaboration with end users and Original Equipment Manufacturers the Company develops innovative customized solutions enabling commercial success.

History of the Company

The late Dr. Edward Funk, Sc.D., and his late wife Ingeborg founded SCI in 1987. Dr. Funk, formerly a Professor of Metallurgy at The Ohio State University and a successful entrepreneur, envisioned significant market potential for the then newly discovered High Temperature Superconductivity (“HTS”) material YBCO (Tc of 90o K). Our first product was a 99.999% pure, co-precipitated YBCO 1-2-3 powder. Over the years we expanded our product line by adding other High Tc Powders, sintered shapes, single crystal substrates, and non-superconducting sputtering targets. At this time, we are not pursuing this market, but these early years of development are the foundation on which our material science experience is built.

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

For more than three decades we have been developing considerable expertise in the development and manufacturing ramp-up of innovative materials, such as Transparent Conductive Oxides (TCO)s. The Company is committed to finding further growth opportunities that can benefit from this expertise. Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions. We actively seek to partner with organizations to provide solutions for difficult material challenges.

Business

We are a supplier of materials to the PVD industry. Our customers need our materials to produce nano layers of metals and oxides for advanced material systems. Applications for PVD coatings range from everyday items to complex computer processors. Every day applications include automotive, transparent anti-scratch coatings on eyeglasses, coatings on kitchen faucets, as well as low emissivity glass for household windows. More technically advanced applications for our products include semiconductors, solar, flat panel displays, defense, aerospace, and photonics.

We continue to pursue niche opportunities where our core competencies give us an advantage and that complement our manufacturing capabilities. This disciplined approach enables us to focus on those opportunities that are the best fit for our capabilities and offer the greatest long-term return. Considerations include our core strengths, resource requirements, and time-to-market.

Photonics currently represents the largest market for our materials. We and our customers are continually identifying new materials that improve the utility of optical coatings. This includes improvements in their ability to focus, filter or reflect light, all of which increase the potential demand for the types and amounts of products we sell in this market. Photonic applications continue to expand as new methods are found to manipulate light waves to enhance the various applications.

In 2018, we began to supply target materials to the roll-to-roll coating industry. Roll to roll PVD coating is an emerging market in which intermediate manufacturers use our advanced materials to coat flexible substrates for a wide range of applications. In a roll-to-roll coating system, multiple layers of different materials can be deposited over large areas on flexible substrates without costly down time associated with breaking vacuum. These coated substrates can be used as standalone products in high volume consumer goods or can be laminated into electronic and optical components such as solar panels, architectural glass and displays. Our rotatable bonding technology, compounded with our material development capabilities, position us well in this emerging market for potential growth.

In December 2018, we announced plans to bond solar products in China beginning approximately mid-year 2019. This was established pursuant to a joint agreement with publicly owned Konfoong Materials International Co., LTD (KFMI). This arrangement was intended to enable us to especially provide an advantage to solar customers in China and enhance our access to this growing market. Due to external factors beyond the Company’s control, the facility has not produced finished products for customers in China as of December 31, 2020.

We continue to invest in developing new products for all current markets with emphasis on accelerating time to market.

For the year ended December 31, 2020, we had total revenue of $10,896,099. This was a decrease of $2,054,288 or 15.9% compared to 2019. Total revenue was adversely impacted by lower volume and COVID-19 related issues compared to 2019.

Our largest customer represented approximately 75% of total revenues in 2020 and 72% in 2019.

Marketing and Sales

Europe and Asia, as well as the Americas, have high demand for sputtering targets. We continue to expand our global marketing reach. We use various distribution channels to reach end user markets, including direct sales by our employees, and independent distributors and manufacturers’ representatives for international markets. We have manufacturer’s representatives in the Chinese, Korean and Taiwanese markets. Also, the internet provides tremendous reach for new customers to be able to identify us as a source of their product needs.

Our corporate website is www.sciengineeredmaterials.com. The website is designed to serve customers, suppliers, and investors with additional information in an easy-to-use format and includes expanded mobile access. There are also social media components, including LinkedIn®, Facebook®, and Twitter® to enhance the Company’s visibility and communication with all stakeholders. For customers and suppliers, there is expanded information about our product focus as well as a library of detailed product data sheets that continues to be updated. Investors can access current and archived information about the Company utilizing multiple electronic platforms.

Ceramics

We are capable of producing ceramic powders via several different processing techniques including solid state and precipitation. Ceramic targets can also be produced in a variety of ways depending on the end user applications. Production techniques include sintering, cold isostatic pressing and hot pressing.

Most of our products are manufactured from component chemicals and metal oxides supplied by various vendors. We have also identified several suppliers that are capable of minimizing potential disruption in our business.

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

Competition

We have several domestic and international competitors in both the ceramic and metal fields. Many of them have resources far in excess of our resources. Process Materials, Inc., Tosoh, and Kurt Lesker are competing suppliers of targets.

Suppliers

Principal suppliers in 2020 were Johnson Matthey, Six Nine Metals and Silicon-HQ. In every case, we have established alternate vendors that can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Research and Development

We continue to invest in developing new applications for our markets including electrically conductive Zinc Tin Oxide for Solar, Architectural Glass and Thin-Film Transistors. Specialty materials are being researched for use in niche markets such as additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense. We are developing sputtering targets for transparent electronic applications, which could be used to produce transparent thin film transistors via PVD processing.

We have ongoing development for product improvements and new Transparent Conductive Oxide for solar and wide area coating applications. Much of the development for these new products is based on doping zinc oxide (ZnO). We have developed considerable expertise working with ZnO from our aluminum zinc oxide (AZO) development. We are also developing a dielectric material for semiconductor applications. We focus our research and development efforts in areas that build on our core competencies.

We are working with customers through product trials and qualifications. We continue to invest in developing new products for all our markets including transparent conductive oxide systems for the solar and display markets as well as with our transparent electronic products.

We may seek funded research opportunities within our core competencies that maintain and expand technical understanding within our company.

We have certain proprietary knowledge and trade secrets related to the manufacture of metal and metal oxide PVD materials. This includes specific patents directly related to our products and market focus (see Intellectual Property section below).

New Product Initiatives

We are committed to the expansion of our core competencies into growth areas through continued exploration of our current well-established customer relationships and other burgeoning markets. We continue to develop target materials for the solar market in partnership with both original equipment manufacturers and solar cell panel fabricators.

In addition, we have developed Zinc Magnesium Oxide and Zinc Tin Oxide materials that may be used as a buffer layer material in CIGS solar cells. We are also exploring material applications in differing manufacturing areas that can capitalize on our expertise and industry relationships. Additional product solutions involve materials such as tungsten and molybdenum.

Consistent with our growth strategy, we have identified niche markets that can benefit from our expertise in custom powder solutions, such as near infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

Our research and development team includes a Ph.D. with a degree in Material Science. This knowledge base is integral to the achievement of product solutions. The applications in which we are involved require a deeper understanding than strictly material properties. Our team provides knowledge in the areas of optical and electrical properties in these applications.

Intellectual Property

Our patent titled “Process for the removal of contaminants from sputtering target substrates” (US Patent No. 10,138,545 B2) was issued on November 27, 2018. This provides a process for the removal of contaminants on a spent sputtering target used in Plasma Vapor Deposition.

We have the rights to multiple patents for technology related to the application of Zinc Oxide based Transparent Conductive Oxide in Displays. Our patent titled “Display having a transparent conductive oxide layer comprising metal doped zinc oxide applied by sputtering” (US patent No. 9,927,667) was issued on March 27, 2018; a related patent having the same title was issued on April 7, 2020 (US Patent No. 10,613,397), and we have a corresponding patent issued in Sweden. The transparent conductive oxides (TCOs) we developed in these patents have excellent electro-optical performance, high transmittance, high conductivity, and good chemical resistance. These patents have various applications that include LCDs, micro-LED, OLED, smart windows and mirrors, AR/VR goggles, e-papers, and wearable electronics. Our clients, in relevant applications, are entitled to use the patent number when referring to the devices covered by the patent and benefit from it. We believe the TCOs claimed and protected in these patents have wide and innovative applications which can put SCI in a unique position in the market as well as bring us additional business opportunities.

We also have an additional Patent Cooperation Treaty (PCT) patent application relating to specific technology that protects our processes used in achieving superior bonding in planar and rotatable targets. We intend to file a regular application, or applications, claiming priority to this application in a timely manner to claim rights in the U.S. and other jurisdictions.

We have had a patent (now expired) for Fine-Particle Bi-Sr-Ca-Cu-O Having High Phase Purity made by a Chemical Precipitation and Low-Pressure Calcination method from the United States Patent and Trademark Office. We also have received a patent (also expired) for a process to join two individual, strongly linked super-conductors utilizing a melt processing technique.

In the future, we may submit additional patent applications covering various inventions which have been developed by us. Because the publication of U.S. patent applications can be delayed for up to one year, they tend to lag actual discoveries, and we may not be the first creator of inventions covered by pending patent applications or the first to file patent applications for such inventions. Additionally, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed.

We rely on a combination of patent and trademark law, license agreements, internal procedures, and nondisclosure agreements to protect our intellectual property, which may be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries in which our products may be produced or sold may not protect our intellectual property rights to the same extent as the laws of the United States.

Employees

We had 21 and 22 full-time employees as of December 31, 2020 and 2019, respectively. One of these employees holds a PhD in Material Science. We have never experienced a work stoppage and consider our relations with employees to be good. The employees do not have a bargaining unit.

Environmental Matters

We handle all materials according to federal, state, and local environmental regulations and include Safety Data Sheets (SDS) with all shipments to customers. We maintain a collection of SDS sheets for all raw materials used in the manufacture of products and maintenance of equipment and ensure that all personnel follow the handling instructions contained in the SDS for each material. We contract with a reputable, fully permitted hazardous waste disposal company to dispose of the small amount of hazardous waste generated.

Collections and Write-offs

We collected receivables in an average of 42 days in 2020. We have occasionally written-off negligible amounts of accounts receivable as uncollectible. There were none in 2020 and 2019. We consider credit management critical to our success.

Seasonal Trends

We have not experienced and do not expect to experience seasonal trends in future business operations.

ITEM 1A.	RISK FACTORS

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, financial condition, and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Annual Report on Form 10-K and our other public filings with the Securities and Exchange Commission (the “SEC”). Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition, and results of operations.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The following factors have affected or could affect actual results and could cause such results to differ materially from those expressed in any forward-looking statements made. Investors should consider the following risks and speculative factors inherent in and affecting the business of SCI and an investment in our common stock.

Risks Relating to the Company

We have had operating losses in the past and may incur losses in the future.

Prior to 2017, the Company frequently reported annual net losses. Our results for 2020 reflect the fourth consecutive year of net income; however, we cannot provide assurances that we will be able to operate profitably in the future. We continue to invest in developing new products for all our markets including transparent electronic products. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

During 2020 we reduced our accumulated deficit by $1,501,763 to $7,740,441 at December 31, 2020. Management’s plans with respect to the objective of maintaining and improving liquidity and profitability in future years include continuing to expand our business in current markets and into new markets for our products, developing new products and increasing our revenue and presence in those markets. Management believes the actions that began during the last several years and continue today provide the opportunity for maintaining and improving liquidity and profitability. However, no assurances are made that such actions will result in sustained profitability.

A substantial portion of our sales has been dependent upon certain principal customers, the loss of whom could materially negatively affect the Company’s total sales.

Our top two customers accounted for approximately 84% of our net sales for the fiscal year ended December 31, 2020. Although they have been major customers of the Company for several years, we do not have written agreements with these customers that require any minimum purchase obligations, and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits. We cannot provide assurance that these customers or any of our other current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

We have limited marketing and sales capabilities outside North America.

We continue to develop our marketing and sales capabilities. We must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services to successfully market our products.

Our success depends on our ability to retain key management personnel.

Our success depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. The loss of services of one of our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel could have a material adverse effect on our business, operating results, and financial condition. Jeremy Young was named President and chief executive officer during 2019 and has an employment agreement with the Company that contains non-competition provisions as well as severance payments. Mr. Young has been with the Company for more than fifteen years. All other key management personnel have entered into non-competition agreements with the Company. Although we have been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that we will be able to do so in the future.

Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business.

We believe our success depends on the efforts and talent of our employees, including technical and skilled mechanical personnel. Our future success depends on our continued ability to attract, develop, motivate, and retain qualified and skilled employees. Competition for highly skilled technical, risk management and financial personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expense in training our employees. We continue to implement new employee retention strategies. If we fail to retain our employees, we could incur significant expenses in hiring and training new employees, and the quality of our services and our ability to serve our customers could decline, resulting in a material adverse effect to our business.

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

Our manufacturing facility may suffer harm as a result of natural or man-made disasters such as storms, earthquakes, hurricanes, tornadoes, floods, fires, terrorist attacks and other conditions. Such events may disrupt our operations, harm our operations and employees, severely damage or destroy our facility, harm our business, reputation, and financial performance, or otherwise cause our business to suffer in ways that cannot currently be predicted.

Public health epidemics or outbreaks could adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it spread to other countries and infections have been reported globally. The extent to which the coronavirus impacts our operations will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally or emergence of new strains could adversely impact our operations, including our manufacturing and supply chain. Our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. Similarly, travel restrictions resulting from the rapid spread of contagious illnesses may have a material adverse effect on our business and results of operations.

Our competitors have far greater financial and other resources than us.

The market for PVD materials is a substantial market with significant competition in both ceramic and metal materials. While we believe that our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as Process Materials, Inc., Kurt Lesker, and Tosoh, all of which have more financial resources than us. We cannot provide assurance that developments by others will not render our products or technologies obsolete or less competitive.

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

Our failure to comply with our debt covenants could have a material adverse effect on our business, financial condition, or results of operations.

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

Our liquidity and financial condition could be materially and adversely affected if our ability to borrow money from new or existing lenders to finance our operations is reduced or eliminated. Similar adverse effects may also result if we realize reduced credit availability from trade creditors. Additionally, many of our customers require availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have adverse effects on our business. The Company renewed its line of credit with Huntington National Bank for $1 million during 2020.

Our business requires us to make capital expenditures to maintain and improve our facilities.

Our facilities sometimes require capital expenditures to address ongoing required maintenance and upgrade our capabilities. In addition, we often are required to make significant capital expenditures to satisfy customer requirements and produce newly developed products.

Our business could be negatively impacted by cyber and other security threats or disruptions.

We face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; insider threats; threats to the safety of our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts or other acts of aggression. Our customers and vendors face similar threats. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our user’s or customer’s data. These threats could lead to losses of sensitive information or capabilities, harm to personnel, infrastructure, or products, and/or damage to our reputation as well as our vendor’s ability to perform on our contracts.

Cyber threats are evolving and include, but are not limited to, ransomware, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential, personal, or otherwise protected information (ours or that of our employees, customers, or vendors), and corruption of data, networks, or systems.

The impact of these factors is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, regulatory actions, and potential liability, any of which could have a material adverse effect on our financial position, results of operations and/or cash flows.

Risks Related to Our Intellectual Property

Our patents and proprietary rights may not be enforceable.

We rely on a combination of patent and trademark law, license agreements, internal procedures, and nondisclosure agreements to protect our intellectual property. These may be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries in which our products may be produced or sold may not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information could adversely affect us.

Rights we have to trademarks, patents and pending patent applications may be challenged.

During 2016 we were granted a federal trademark registration for “SCI Engineered Materials” and during 2015 we were granted a federal trademark for “the Science of Engineered Materials”.

Our patent titled “Process for the removal of contaminants from sputtering target substrates” (US Patent No. 10,138,545 B2) was issued on November 27, 2018. This provides a process for the removal of contaminants on a spent sputtering target used in Plasma Vapor Deposition. We also have a patent application currently pending in the PCT (PCT/US20/29736) relating to High Efficiency Sputtering Targets, for which we intend to process further coverage through patent prosecution.

Our patent titled “Display having a transparent conductive oxide layer comprising metal doped zinc oxide applied by sputtering” (US Patent No. 9,927,667) was issued on March 27, 2018, and a related US patent application having the same title issued on April 7, 2020 (US Patent No. 10,613,397). We also have a corresponding patent on the technology in Sweden. The transparent conductive oxides (TCOs) we developed in this patent have excellent electro-optical performance, high transmittance, high conductivity, and good chemical resistance. This patent has various applications that include LCDs, micro-LED, OLED, smart windows & mirrors, AR/VR goggles, e-papers, and wearable electronics. Our clients, in relevant applications, are entitled to use the patent number when referring to the devices covered by the patent and benefit from it. We believe the TCOs claimed and protected in these patents have wide and innovative applications which can put SCI in a unique position in the market as well as bring us additional business opportunities.

Because U.S. patent applications are maintained in secret until patents are issued, and because publications of discoveries in the scientific or patent literature tend to lag actual discoveries by several months, we may not be the first creator of inventions covered by issued patents or pending patent applications or the first to file patent applications for such inventions. Moreover, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial costs. Litigation may also be necessary to enforce any patents held by or issued to us or to determine the scope and validity of others' proprietary rights, which could result in substantial costs.

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

We are authorized to issue up to 15,000,000 shares of common stock, which may be issued by our Board of Directors for such consideration, as they may consider sufficient without seeking shareholder approval. As of December 31, 2020, we had 4,466,969 shares outstanding and 55,208 shares underlying options that are currently exercisable resulting in 10,477,823 shares of common stock available for issue. The issuance of additional shares of common stock in the future may reduce the proportionate ownership and voting power of current shareholders.

Our Articles of Incorporation authorize us to issue up to 260,000 shares of preferred stock. The issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control. As of December 31, 2020, we had 24,152 shares of Series B Preferred Stock issued and outstanding.

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

Various provisions of Ohio corporation laws as well as our corporate governance documents may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving our investors of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

•	A requirement that a special meeting of the shareholders must be called by our Board of Directors, Chairperson, the President, or the holders of shares with voting powers of at least fifty percent (50%).

•	Advanced notice requirements for shareholder proposals and nominations.

•	The availability of “blank check preferred stock.”

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

Our stock price, trading volume, and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices. In 2001, our stock began trading on The Over-the-Counter Bulletin Board, now known as the OTC Markets. Our common stock trades in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchases of our common stock at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on a major stock exchange.

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

If penny stock regulations apply to our common stock, it may be difficult to trade the stock because compliance with the regulations can delay and/or preclude certain trading transactions. Broker-dealers may be discouraged from effecting transactions in common stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of our common stock and impede the sale of the common stock in the secondary market.

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

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anticorruption laws. Although we continue to monitor policies and procedures designed to ensure that we, our employees, distributors and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees, distributors and other intermediaries with respect to our business or any businesses that we may acquire. Because of our Chinese manufacturing relationship, we will be encountering more government officials which may pose elevated risks of anti-corruption violations. Our manufacturing and sales activities puts us and our representatives in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could have an adverse impact on our business, financial condition, and results of operations.

Environmental compliance costs and liabilities associated with our facility may have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to various federal, state, and local environmental and health and safety laws and regulations with respect to our operations. These laws and regulations address various matters, including asbestos, fuel oil management, wastewater discharges, air emissions, and hazardous wastes. The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, with respect to leased property, we may be held liable for costs relating to the investigation and cleanup of our leased property from which there has been a release or threatened release of a regulated material as well as other properties affected by the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including, without limitation, governmental fines, and injuries to persons, property, or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. While we are not aware of any potential environmental problems, no assurances are made that such problems and costs associated with them will not arise in the future. If any of our properties were found to violate environmental laws, we may be required to expend significant amounts of time and money to rehabilitate the property, and we may be subject to significant liability. Any environmental compliance costs and liabilities incurred may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The increasing costs of being a public company may strain our resources and impact our business, financial condition, and results of operations.

As a public company, we are subject to reporting requirements of the Securities Exchange Act of 1934, as amended or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act and the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The Dodd-Frank Act requires us to audit our supply chain and report conflict minerals usage.

These requirements may place a strain on our systems and resources in the future and may require us to hire additional accounting and financial staff with the appropriate public company experience and technical accounting knowledge. In addition, the failure to maintain such internal controls could result in us being unable to provide timely and reliable financial information which could potentially subject us to sanctions or investigations by the Securities and Exchange Commission or events could have an adverse effect on our business, financial condition, or results of operations. Although we have taken steps to maintain our internal control structure as required by the Exchange Act and the Sarbanes-Oxley Act, we cannot provide any assurances that control deficiencies will not occur in the future.

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

Despite having conducted a good faith reasonable country of origin inquiry, we concluded that our supply chain remains “DRC conflict undeterminable”. We have reached this conclusion because we have been unable to determine the origin of the 3TG used. We will continue to work with our suppliers. Should the regulations or our analysis change, it could impact the sourcing of materials that we use to manufacture our products.

If significant tariffs or other restrictions are placed on imports or any related countermeasures are taken by other countries, our revenue and results of operations may be materially harmed.

Import tariffs and/or other mandates imposed by sovereign governments could potentially lead to a trade war with other foreign governments and could significantly increase the prices on raw materials that are critical to our business. We could be forced to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold.

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

Holders of Record

As of December 31, 2020, there were approximately 230 registered holders of record of our common stock and 4,466,969 shares outstanding. At December 31, 2020 there were approximately 40 registered holders of record of Series B Preferred stock and 24,152 shares outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We intend to use our future earnings for the growth of the business.

The Board of Directors voted to authorize the payment of a cash dividend on Series B Preferred stock to shareholders of record as of December 31, 2020 to be paid in June 2021.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2020, concerning shares of our common stock that may be issued upon the exercise of options and rights under our existing equity compensation plans and arrangements approved by our shareholders. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights, and the number of shares remaining available for future grants (excluding the shares to be issued upon exercise of outstanding options and other rights).

	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	76,037	$1.03	205,085

Equity compensation plans approved by shareholders include our 2011 Stock Option Plan and 2006 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

In March 2020, the World Health Organization declared the coronavirus disease (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in restrictions and shutdowns implemented by national, state, and local authorities. As a result of the pandemic, we are complying with executive orders issued in Ohio and U.S. Centers for Disease Control and Prevention guidelines regarding safety procedures. These procedures include, but are not limited to: wearing masks, social distancing, staggering start times, remote working, and teleconferencing versus in person meetings. We are maintaining regular contact, via phone and other electronic means, with our customers and suppliers.

Based on recent conversations with customers, we do not expect to experience any material impairments and do not anticipate any changes in accounting judgements. We are not aware of any material adverse impact on our supply chain and remain in contact with our suppliers. Although we continue to face a period of uncertainty regarding the ongoing impact of the COVID-19 pandemic and potential emergence of new strains on our projected customer demand, market conditions are gradually improving. In the midst of this challenging economic environment, we are focused on continuing to take the necessary steps to respond quickly to changes in our business and maintaining our financial flexibility in the face of the unprecedented and continuing impact of COVID-19, through specific contingency plans including (but not limited to): reviewing and monitoring planned capital expenditures, reviewing all operating expenses for opportunities to reduce spending, and aligning inventory to estimated revenue.

We continue to monitor the rapidly evolving situation related to COVID-19 including guidance from federal, state, and local public health authorities and may take additional actions based on these recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 or the emergence of new strains on our results of operations, cash flows and liquidity in the future.

On April 17, 2020 we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The SBA approved our Forgiveness Application in full on January 6, 2021.

For the twelve months ended December 31, 2020, we had total revenue of $10,896,099. This was a decrease of $2,054,288, or 15.9%, compared to the twelve months ended December 31, 2019. Total revenue was adversely impacted by lower volume and COVID-19 related issues compared to 2019.

Gross profit was $2,198,290 and $2,208,563 for the twelve months ended December 31, 2020 and 2019, respectively.

Operating expenses were $1,681,943 and $1,877,705 for the twelve months ended December 31, 2020 and 2019, respectively. The decrease was primarily due to additional expenses incurred during our management transition in the first half of 2019 as well as lower travel expenses in 2020.

The income tax benefit for the year ended December 31, 2020 was $1,017,503. Income tax expense for the year ended December 31, 2019 was $3,039. In 2020, we reversed in full our valuation allowance that had been recorded against the unrealizability of the deferred tax asset which resulted in the recording of the asset in the accompanying financial statements of $1,019,317 and a corresponding income tax benefit of the same amount.

Consistent with our growth strategy, we have identified niche markets that can benefit from our expertise in custom powder solutions, such as near infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

New initiatives are also being pursued that utilize our vacuum hot press, cold isostatic press, and kilns for development projects, including diffusion bonding. We recently manufactured and sold conductive metal oxides for direct current sputtering of Tungsten Oxide and Molybdenum Oxide materials. We continue to invest in developing new products for all our markets including transparent conductive oxide systems for the solar and display markets as well as with our transparent electronic products. Those products involve research and development expense to accelerate time to market.

RESULTS OF OPERATIONS

Year 2020 compared to Year 2019

Revenue

For the year ended December 31, 2020, we had total revenue of $10,896,099. This was a decrease of $2,054,288, or 15.9%, compared to 2019. Total revenue was adversely impacted by lower volume and COVID-19 related issues compared to 2019.

Gross Profit

Gross profit was $2,198,290 for 2020 compared to $2,208,563 for 2019. Gross profit as a percentage of revenue (gross margin) was 20.2% and 17.1% for 2020 and 2019, respectively. The improved 2020 gross margin was due to pricing, product mix and improved manufacturing efficiency. As we continue to implement our growth strategy in complementary niche markets, it is anticipated the Company’s gross margin will continue to improve, although it will be influenced by product mix and price fluctuation of a high priced, low margin raw material for the foreseeable future.

General and Administrative Expense

General and administrative expense for 2020 and 2019, was $1,148,615 and $1,261,958, respectively, a decrease of 9.0%. This decrease was primarily due to lower compensation of approximately $84,000 in 2020 attributable to expenses incurred during our management transition in the first half of 2019. In addition, travel expenses were lower by approximately $18,000 in 2020.

Included in general and administrative expense was $222,024, and $218,098 for professional fees during 2020 and 2019, respectively. These expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees as well as costs associated with the Company’s President and CEO transition during 2019.

Research and Development Expense

Research and development expense for 2020 was $337,823, compared to $366,492 for 2019, a decrease of 7.8%. The decrease was primarily related to slightly lower staffing levels and less outside consulting expense in 2020. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Marketing and Sales Expense

Marketing and sales expense was $195,505, and $249,255 during 2020 and 2019, respectively. The decrease of $53,750, or 21.6%, was primarily related to lower travel expenses of approximately $60,000. Travel was limited during 2020 due to the cancellation of tradeshows and limited direct contact with customers in response to COVID-19 orders issued by national health organizations and state officials.

Stock Compensation Expense

Included in total expenses were non-cash stock-based compensation costs of $124,720 and $130,009 for 2020 and 2019, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $11,033 as of December 31, 2020 and will be recognized through 2023.

Interest

Interest expense was $32,087 and $22,468 for 2020 and 2019, respectively. Interest expense during 2020 was higher due to a new finance lease obligation related to the rebuild of production equipment.

Income Taxes

Income tax benefit for the year ended December 31, 2020 was $1,017,503. Income tax expense for the year ended December 31, 2019 was $3,039. In 2020, we reversed in full our valuation allowance that had been recorded against the unrealizability of the deferred tax asset, which resulted in the recording of the asset in the accompanying financial statements of $1,019,317 and a corresponding income tax benefit of the same amount. We assessed the available positive and negative evidence to estimate whether sufficient future taxable income generated is more likely than not to permit the realization of the existing deferred tax asset. The Company has continued to develop more efficient production methods which helped the Company remain profitable in 2020 despite the slowdown on the economy by COVID-19. Additionally, we have achieved four years of pretax income and expect profits to continue for the foreseeable future. While we have considered future taxable income and used ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if we were to determine we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. We regularly evaluate the need for a valuation allowance against our deferred tax asset.

Income Applicable to Common Stock

Income applicable to common stock for 2020 and 2019 was $1,477,611 and $281,199, respectively. The income tax benefit of $1,017,503 noted above increased the 2020 income applicable to common stock.

Liquidity and Capital Resources

Cash

As of December 31, 2020, cash on hand was $2,917,551. Cash on hand was $1,828,397 at December 31, 2019. This increase was attributable to funds received in the second quarter of 2020 from the Paycheck Protection Program as well as increased gross profit during the fourth quarter of 2020.

Working Capital

At December 31, 2020 working capital was $2,810,629 compared to $1,992,328 at December 31, 2019, an increase of $818,301 or 41.1%. The increase was primarily due to the increase in cash noted above.

Cash from Operations

Net cash provided by operating activities during 2020 was $991,032 and $532,207 during 2019. These figures represent net income net of non cash items, such as, depreciation and amortization of $532,842 and $502,673, and non-cash stock-based compensation costs of $124,720 and $130,009 for 2020 and 2019, respectively. In addition, accrued expenses and customer deposits decreased $1,378,531 and $935,447 during 2020 and 2019. In addition, inventory decreased $1,568,678 during 2020 compared to $3,807 during 2019. Deferred tax assets increased $1,019,317 in 2020 as previously mentioned.

Cash from Investing Activities

During 2020, $75,852 was used in investing activities principally for upgrades of testing equipment. Cash of $379,603 was used in investing activities during 2019, which included an in-plant office structured mezzanine in addition to acquisition of production equipment.

Cash from Financing Activities

Cash of $127,174 and $117,846 was used in financing activities for principal payments to third parties for finance lease obligations and notes payable during 2020 and 2019, respectively. As previously mentioned, during the second quarter of 2020 we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. Also, a dividend payment of $24,152 was made to owners of our Series B preferred stock during 2020 and 2019.

Debt Outstanding

Total debt outstanding was $728,934 at December 31, 2020, compared to $223,835 at December 31, 2019. The increase was due to the proceeds received from the unsecured promissory note under the Paycheck Protection Program (the “PPP”) and a finance lease agreement for the rebuild of production equipment. The SBA approved our PPP Forgiveness Application in full on January 6, 2021.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2020, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and license useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax asset, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected. The tax valuation allowance is based on our consideration of new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. If we were to determine we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Our balance sheets as of December 31, 2020 and 2019, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2020 and 2019, together with the Report of Independent Registered Public Accounting Firm thereon appear beginning on Page F-1.

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

We have assessed the effectiveness of our remediation efforts over our internal controls and disclosure controls during 2020. The controls have operated effectively during this time. The Company will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that it deems appropriate given the circumstances.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management is responsible for the consistency, integrity, and presentation of information. We fulfill our responsibility by maintaining systems of internal control designed to provide reasonable assurance that assets are safeguarded, and transactions are executed in accordance with established procedures. The concept of reasonable assurance is based upon recognition that the cost of the controls should not exceed the benefit derived. We believe our systems of internal control provide this reasonable assurance.

The Board of Directors exercises its oversight role with respect to our systems of internal control primarily through its Audit Committee, which is comprised of independent directors. The Committee oversees our financial reporting, quarterly reviews, and audits to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We performed a review of our related procedures and controls and strengthened cross approval of various functions, including financial reporting and disclosure review controls by the Chief Financial Officer, to include the Chief Executive Officer and Audit Committee Chairperson where appropriate. We continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

Other than the remediation described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our second fiscal quarter of the fiscal year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2021 Annual Meeting of Shareholders scheduled to be held on June 10, 2021, and is incorporated herein by reference.

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

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2021 Annual Meeting of Shareholders scheduled to be held on June 10, 2021 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2021 Annual Meeting of Shareholders scheduled to be held on June 10, 2021 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our proxy statement relating to our 2021 Annual Meeting of Shareholders scheduled to be held on June 10, 2021 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Registered Independent Public Accounting Firm for the year ended December 31, 2020 and 2019” in our proxy statement relating to our 2021 Annual Meeting of Shareholders scheduled to be held on June 10, 2021 and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit	Exhibit

Number	Description

3(a)	Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000).

3(b)	Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)	Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)	SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)	Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

4(c)	Form of Incentive Stock Option Agreement under the Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2006, filed June 23, 2006).

4(d)	*	Description of Securities of the Company.

14(a)	SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com).

23.1	*	Consent of Independent Registered Public Accounting Firm.

24	*	Power of Attorney.

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	Press Release dated January 29, 2021, entitled “SCI Engineered Materials, Inc., Reports 2020 Fourth Quarter and Full-Year Results”.

101	The Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2020 and December 31, 2019 (ii) Statements of Operations for the years ended December 31 2020 and 2019, (iii) Statement of Changes in Equity for the years ended December 31, 2020 and December 2019, (iv) Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (v) Notes to Financial Statements.

_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: January 29, 2021	By:	/s/ Jeremiah R. Young
Jeremiah R. Young, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of January 2021.

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
Jeremiah R. Young, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SCI Engineered Materials, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of Deferred Tax Assets Previously Offset by Valuation Allowances

Description of the Matter

The Company is subject to federal and state income tax law and has recognized deferred income taxes for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax asset is expected to be realized. As described in Note 9 to the financial statements, valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. In making such determination, the Company considers all available evidence, both positive and negative, regarding the estimated future reversals of existing taxable temporary differences; estimated future taxable income, exclusive of reversing temporary differences and carryforwards; historical taxable income in prior carryback periods if carryback is permitted; and potential tax planning strategies, which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. The Company considered the reversals of taxable temporary differences and utilized projected financial results as a source of positive evidence to evaluate the future realizability of deferred tax assets, which triggered the full release of $1,019,317 in deferred tax asset valuation allowances and recognition of an income tax benefit in the fourth quarter of 2020. At December 31, 2020, the Company had total deferred tax assets of $1,019,317.

Auditing the Company’s assertion that it was more likely than not that the deferred tax assets would be realized and the related measurement of the valuation allowance was complex due to the highly judgmental nature of the projections of future sources and the amounts of taxable income, which rely on significant assumptions, such as future reversals of existing temporary differences, impact of tax planning strategies, and future taxable income. Certain of these significant assumptions are forward looking and could be materially affected by future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and operating effectiveness of controls over the Company’s process to assess the realizability of the deferred tax assets and measurement of the valuation allowances, including controls over management’s review of the significant assumptions described above.

To test the realizability of the deferred tax assets and measurement of the valuation allowances, our audit procedures included, among others, evaluating the methodologies used, the significant assumptions for each type of evidence discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We evaluated the cumulative income or loss positions of the Company, assessed management’s model of estimated future reversals of existing temporary differences and evaluated the Company’s forecasts of income for the purposes of assessing the reasonableness of the Company’s estimated future taxable income. We inspected historical taxable income in prior carryback periods and evaluated the projections of future taxable income by analyzing the general economic environment and the economic environment of the Company’s industry. We compared certain assumptions to existing market information and, where relevant, to the plans of the Company, including management’s expectations with regard to the Company’s business model, customer base, product mix and other relevant factors. We also assessed the accuracy of management’s historical projections, compared the estimate of future taxable income with other forecasted financial information prepared by the Company and performed sensitivity analyses of the significant assumptions to evaluate the changes in realizability of deferred tax assets that would result from changes in the assumptions. In addition, we evaluated the Company’s income tax disclosures related to the matters described above.

GBQ Partners LLC

We have served as the Company's auditor since 2014.

Columbus, Ohio

January 29, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

ASSETS

	2020	2019
Current Assets
Cash	$2,917,551	$1,828,397
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	459,471	348,524
Inventories, net	1,180,359	2,749,038
Prepaid expenses	131,333	105,464
Total current assets	4,688,714	5,031,423

Property and Equipment, at cost
Machinery and equipment	8,280,611	8,258,578
Furniture and fixtures	132,365	137,680
Leasehold improvements	592,899	592,899
Construction in progress	3,904	-
	9,009,779	8,989,157
Less accumulated depreciation and amortization	(7,121,647)	(7,036,955)
	1,888,132	1,952,202

Right of use asset, net	357,396	434,492
Deferred tax asset	1,019,317	-
Other assets	96,623	86,958
Total other assets	1,473,336	521,450

TOTAL ASSETS	$8,050,182	$7,505,075

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS (continued)

DECEMBER 31, 2020 AND 2019

LIABILITIES AND SHAREHOLDERS' EQUITY

	2020	2019
Current Liabilities
Finance lease obligations, current portion	$160,416	$98,524
Notes payable, current portion	252,577	-
Operating lease obligations, current portion	86,844	80,669
Accounts payable	147,284	254,004
Customer deposits	1,010,236	2,408,837
Accrued compensation	115,143	116,686
Accrued expenses and other	105,585	80,375
Total current liabilities	1,878,085	3,039,095

Finance lease obligations, net of current portion	243,218	125,311
Notes payable, net of current portion	72,723	-
Operating lease obligations, net of current portion	304,989	391,833
Total liabilities	2,499,015	3,556,239

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative,
nonvoting, no par value, $10 stated value, optional
redemption at 103%; optional shareholder conversion 2 shares for 1;
24,152 shares issued and outstanding	514,438	514,438
Common stock, no par value, authorized 15,000,000 shares;
4,466,969 and 4,370,519 shares issued and outstanding, respectively	10,530,669	10,410,677
Additional paid-in capital	2,246,501	2,265,925
Accumulated deficit	(7,740,441)	(9,242,204)
Total shareholders' equity	5,551,167	3,948,836

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,050,182	$7,505,075

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Total revenue	$10,896,099	$12,950,387

Total cost of revenue	8,697,809	10,741,824

Gross profit	2,198,290	2,208,563

General and administrative expense	1,148,615	1,261,958

Research and development expense	337,823	366,492

Marketing and sales expense	195,505	249,255

Income from operations	516,347	330,858

Interest expense	32,087	22,468

Income before income taxes	484,260	308,390

Income tax (benefit) expense (Note 9)	(1,017,503)	3,039

Net income	1,501,763	305,351

Dividends on preferred stock	24,152	24,152

INCOME APPLICABLE TO COMMON STOCK	$1,477,611	$281,199

Earnings per share - basic and diluted
(Note 7)

Income per common share
Basic	$0.33	$0.06
Diluted	$0.33	$0.06

Weighted average shares outstanding
Basic	4,423,125	4,328,210
Diluted	4,434,000	4,362,327

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2020 AND 2019

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/18	$514,438	$10,275,733	$2,280,060	$(9,547,555)	$3,522,676

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2I)	-	-	10,017	-	10,017

Proceeds from exercise of stock options	-	14,952	-	-	14,952

Payment of cumulative dividends (Note 7)	(24,152)	-	-	-	(24,152)

Common stock issued (Note 7)	-	119,992	-	-	119,992

Net income	-	-	-	305,351	305,351

Balance 12/31/19	$514,438	$10,410,677	$2,265,925	$(9,242,204)	$3,948,836

Accretion of cumulative dividends	24,152	-	(24,152)	-	-

Stock based compensation expense (Note 2I)	-	-	4,728	-	4,728

Payment of cumulative dividends (Note 7)	(24,152)	-	-	-	(24,152)

Common stock issued (Note 7)	-	119,992	-	-	119,992

Net income	-	-	-	1,501,763	1,501,763

Balance 12/31/20	$514,438	$10,530,669	$2,246,501	$(7,740,441)	$5,551,167

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,501,763	$305,351
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and accretion	451,816	428,604
Amortization of right of use asset	77,096	71,209
Amortization of patents	3,931	2,860
Stock based compensation	124,720	130,009
(Gain) loss on disposal of equipment	(1,322)	3,193
Increase in deferred tax asset	(1,019,317)	-
Inventory reserve	2,221	(7,744)
Changes in operating assets and liabilities:
Accounts receivable	(110,947)	129,407
Inventories	1,566,457	11,551
Prepaid expenses	(25,869)	507,961
Right of use asset	-	(505,701)
Other assets	(13,597)	(14,204)
Accounts payable	(106,720)	(67,344)
Operating lease obligations	(80,669)	472,502
Accrued expenses and customer deposits	(1,378,531)	(935,447)
Net cash provided by operating activities	991,032	532,207

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	3,063	1,033
Purchases of property and equipment	(78,915)	(380,636)
Net cash used in investing activities	(75,852)	(379,603)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	14,952
Principal payments on finance lease obligations and notes payable	(127,174)	(117,846)
Proceeds from SBA Paycheck Protection Program note payable	325,300	-
Payments of cumulative dividends on preferred stock	(24,152)	(24,152)
Net cash provided by (used in) financing activities	173,974	(127,046)

NET INCREASE IN CASH	$1,089,154	$25,558

CASH - Beginning of year	1,828,397	1,802,839

CASH - End of year	$2,917,551	$1,828,397

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the year for:
Interest	$16,452	$11,075
Income taxes	1,814	3,039

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by finance lease	$306,973	$78,950
Increase in asset retirement obligation	3,600	2,541

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), an Ohio corporation, was incorporated in 1987. The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications. The Company is focused on markets within the PVD industry including Photonics, Solar, Glass, and Transparent Electronics. Substantially, all revenues are generated from customers with multi-national operations. The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

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

C.          Concentrations of Credit Risk - The Company’s cash balances, which are at times more than federally insured levels, are maintained at a large regional bank, and are continually monitored to minimize the risk of loss. The Company grants credit to most customers, who are varied in terms of size, geographic location, and financial strength. Customer balances are continually monitored to minimize the risk of loss.

The Company’s two largest customers accounted for 75% and 9% of total revenue in 2020. These two customers represented 61% of the accounts receivable trade balance at December 31, 2020. The Company expects to collect all outstanding accounts receivables as of December 31, 2020 from these customers.

The Company’s two largest customers accounted for 72% and 10% of total revenue in 2019. These two customers represented 76% of the accounts receivable trade balance at December 31, 2019. The Company subsequently collected all outstanding accounts receivables as of December 31, 2019 from these customers.

D.         Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements which require payment within 45 days. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was $15,000 as of December 31, 2020 and 2019. This estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections. Specific accounts are charged directly to the reserve or bad debt expense when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. There was no bad debt expense during 2020 and 2019.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

E.          Inventories - Inventories are stated at the lower of cost or net realizable value on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory, lower of cost or net realizable value, and excess inventory quantities based on management’s estimate of net realizable value. The Company had an inventory reserve of $24,218 and $21,997 at December 31, 2020, and 2019, respectively.

F.          Property and Equipment - Property and equipment are carried at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets. Useful lives range from three years on computer equipment to sixteen years on certain equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense totaled $451,816 and $428,604 for the years ended December 31, 2020 and 2019, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. There was no property and equipment considered impaired during 2020 or 2019.

G.          Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present. If necessary, an impairment loss is recorded for the excess of carrying value over fair value. There were no intangible assets considered impaired during 2020 or 2019.

Costs incurred to secure patents have been capitalized and amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2020 was $85,444 and $8,768 respectively, and cost and accumulated amortization of the patents at December 31, 2019 was $78,810 and $4,837, respectively. Amortization expense related to patents was $3,931 and $2,860 for the years ended December 31, 2020 and 2019, respectively. Amortization expense is expected to be at least $3,931 for each of the next five years.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

H.          Revenue Recognition - The Company enters into contracts with its customers that generally represent purchase orders specifying general terms and conditions, order quantities and per unit product prices. The Company has determined that each unit of product purchased represents a separate performance obligation. The Company satisfies its performance obligations and recognizes revenue at a point in time when control of a unit of product is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. For most product sales, transfer of control occurs when the products are shipped from the Company's manufacturing facility to the customer. The cost of delivering products to the Company's customers is recorded as a component of cost of products sold. Those costs may include the amounts paid to a third party to deliver the products. Any freight costs billed to and paid by a customer are included in revenue.

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

During 2020 and 2019, revenue from the Photonics market was 99% and 97% of total revenue, respectively. The balance of the revenue in each period was almost entirely from the Solar market. The top two customers represented 84% and 82% of total revenue during 2020 and 2019, respectively. International shipments resulted in 4% and 8% of total revenue for 2020 and 2019, respectively.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (continued)

I.           Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Non cash stock based compensation expense was $124,720 and $130,009 for the years ended December 31, 2020 and 2019, respectively. Non cash stock-based compensation expense includes $119,992 for stock grants awarded to the non-employee board members during 2020 and 2019. Unrecognized compensation expense was $11,033 as of December 31, 2020, and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

J.           Research and Development - Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 2020 and 2019, was $337,823 and $366,492, respectively. We continue to invest in developing new applications for our markets including electrically conductive Zinc Tin Oxide for Solar, Architectural Glass and Thin-Film Transistors. Specialty materials are being researched for use in niche markets such as additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

K.          Income Taxes – Income Taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would not be able to realize our deferred tax assets in the future, we would make an adjustment to the deferred tax asset valuation allowance, which would increase the provision for income taxes.

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

M.         Recent Accounting Pronouncements – In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 will become effective for the Company in the first quarter of 2023. The Company is evaluating the impact that the adoption of this update will have on its financial statements.

Note 3.	Inventories

Inventories consist of the following at December 31:

	2020	2019
Raw materials	$206,668	$883,767
Work-in-process	877,812	1,802,092
Finished goods	120,097	85,176
	1,204,577	2,771,035
Reserve for obsolete inventory	(24,218)	(21,997)
	$1,180,359	$2,749,038

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.	Notes Payable

On April 17, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. The PPP was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loan is two years. The interest rate on this loan is 1.0% per annum, which shall be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven as described below. The Company is permitted to prepay or partially prepay the PPP loan at any time with no prepayment penalties. Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The SBA approved the Forgiveness Application in full on January 6, 2021.

The Company renewed its line of credit with Huntington National Bank for $1 million. The line of credit bears interest at 0.5 percentage points over the Prime Commercial Rate with an expiration date of October 5, 2021. At December 31, 2020, no amounts were drawn on the line of credit.

Notes payable at December 31, 2020 is included in the accompanying balance sheets as follows:

U.S. SBA Paycheck Protection Program	$325,300
Less current portion	252,577
Notes payable, net of current portion	$72,723

Annual maturities of notes payable:

2021	$252,577
2022	72,723
Total	$325,300

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.	Lease Obligations

Operating

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $108,100 and $106,200 during the years ended December 31, 2020 and 2019, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of December 31, 2020:

2021	$110,364
2022	112,611
2023	114,857
2024	102,550
Total minimum lease payments	440,382
Less debt discount	48,549
Total operating lease obligations	$391,833

Operating cash outflows from operating leases	$153,485
Weighted average remaining lease term – operating leases	3.9 years
Weighted average discount rate – operating leases	5.5%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.	Finance Leases

The Company also leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of December 31, 2020, are shown in the following table.

2021	$174,943
2022	105,154
2023	101,675
2024	49,859
Total minimum lease payments	431,631
Less amount representing interest	27,997
Present value of minimum lease payments	403,634
Less current portion	160,416
Finance lease obligations, net of current portion	$243,218

The equipment under finance lease at December 31 is included in the accompanying balance sheets as follows:

	2020	2019
Machinery and equipment	$745,289	$438,316
Less accumulated depreciation and amortization	157,486	98,305
Net book value	$587,803	$340,011

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense.

The finance leases are structured such that ownership of the leased asset reverts to the Company at the end of the lease term. Accordingly, leased assets are depreciated using the Company's normal depreciation methods and lives. Ownership of certain assets was transferred to the Company in accordance with the terms of the leases and these assets have been excluded from the leased asset disclosure above.

The Company entered into a finance lease obligation during 2020 for the rebuild of production equipment in the amount of $306,973. This asset is reflected in the total above.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.	Common and Preferred Stock

Common Stock

During 2020, the non-employee board members received 96,450 shares of common stock of the Company with an aggregate value of $119,992. This was recorded as non-cash stock compensation expense in the financial statements.

During 2019, the non-employee board members received compensation of 63,500 shares of common stock of the Company. The stock had an aggregate value of $119,992 and was recorded as non-cash stock compensation expense in the financial statements.

Preferred Stock

Shares of preferred stock authorized and outstanding at December 31, 2020 and 2019, were as follows:

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

There were 24,152 shares of Series B convertible preferred stock outstanding at December 31, 2020 and 2019. During 2020 and 2019, a dividend payment of $24,152 was made to preferred shareholders of record.

The Company had accrued dividends of $265,672 at December 31, 2020 and 2019. These amounts were included in convertible preferred stock, Series B on the balance sheet at December 31, 2020 and 2019.

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

Following is a summary of employee and director outstanding stock options outstanding and preferred stock, Series B at December 31.

	2020	2019
Options	76,037	76,037
Preferred Stock, Series B	24,152	24,152
	100,189	100,189

The following is provided to reconcile the earnings per share calculations:

	2020	2019
Income applicable to common stock	$1,477,611	$281,199
Weighted average common shares outstanding - basic	4,423,125	4,328,210
Effect of dilution - stock options	10,875	34,117
Weighted average shares outstanding - diluted	4,434,000	4,362,327

Note 8.	Stock Option Plans

On June 10, 2011, shareholders approved the SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company adopted the 2011 Plan as incentive to key employees, directors, and consultants under which options to purchase up to 250,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2020, there were 34,715 stock options outstanding from the 2011 Plan which expire in May 2028.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.	Stock Option Plans (continued)

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan. The Company adopted the 2006 Plan as incentive to key employees, directors, and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. The 2006 Plan expired in 2016 and no additional stock options may be granted. As of December 31, 2020, there were 41,322 stock options outstanding from the 2006 Plan which expire at various dates through November 2024.

The cumulative status at December 31, 2020 and 2019, of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (yrs)	Value
Outstanding at January 1, 2019	396,941	$4.41
Forfeited	(17,616)	1.00
Exercised	(31,788)	0.84
Expired	(271,500)	6.00
Outstanding at December 31, 2019	76,037	$1.03
Outstanding at December 31, 2020	76,037	$1.03	5.5	$36,712
Options exercisable at December 31, 2019	48,265	$0.90	5.4	$14,529
Options exercisable at December 31, 2020	55,208	$0.94	4.7	$31,296
Options expected to vest	20,829	$1.25	7.4	$5,416

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.	Stock Option Plans (continued)

Information related to the weighted average fair value of nonvested stock options for the year ended December 31, 2020 is as follows:

		Weighted
		Average
		Exercise
	Stock Options	Price
Employee Stock Options
Nonvested options at January 1, 2020	27,772	$1.25
Vested	(6,943)	1.25
Nonvested options at December 31, 2020	20,829	$1.25

Exercise prices ranged from $0.84 to $1.25 and the weighted average option price was $1.03 at December 31, 2020 and 2019. The weighted average remaining contractual life was 5.5 years and 6.5 years at December 31, 2020 and 2019, respectively.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.	Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31.

	2020	2019
Deferred tax assets (liabilities)
NOL carryforwards	$786,151	$822,000
General business credits carryforwards	381,178	331,000
Stock based compensation	143,073	118,000
UNICAP	-	59,000
Allowance for doubtful accounts	3,162	3,000
Reserve for obsolete inventories	5,105	5,000
Reserve for asset retirement	15,888	15,000
Property and equipment	(315,240)	(300,000)
	1,019,317	1,053,000
Valuation allowance	-	(1,053,000)
Net	$1,019,317	$-

A valuation allowance of $0 has been recorded against the realizability of the net deferred tax asset of $1,019,317 at December 31, 2020. The valuation allowance totaled $1,053,000 at December 31, 2019.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, management determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $1,019,317 are realizable in part because we achieved four consecutive years of pretax income, expect profits to continue for the foreseeable future and implemented new efficiencies in the Company’s manufacturing process. Accordingly, we determined that no valuation allowance was necessary at December 31, 2020.

The Company had net operating loss carryforwards available for federal and state tax purposes of approximately $3,700,000 and $4,300,000 at December 31, 2020 and 2019, respectively, which expire in varying amounts through 2040.

The deferred tax asset of $1,019,317 expires as follows:

2021 – 2025	$364,000
2026 – 2030	218,000
2031 – 2035	371,000
2036 – 2040	66,317

For the years ended December 31, 2020 and 2019, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2020	2019
Federal statutory rate	21.0%	21.0%
State/city tax	0.4	1.0
Non-deductible expense	0.2	1.0
Valuation allowance	(231.7)	(22.0)
Effective rate	(210.1)%	1.0%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.	Income Taxes (continued)

Components of the income tax provision are as follows:

	2020	2019
Current	$1,814	$3,039
Deferred:
NOL utilization/expiration	36,200	(41,000)
General business credits	(50,477)	(42,000)
Other temporary differences	48,172	126,000
Change in valuation allowance	(1,053,212)	(43,000)
Total	$(1,017,503)	$3,039

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

The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2020 and 2019.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2017 through 2020 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, short-term notes payable and finance lease obligations and current maturities of long-term notes payable and finance lease obligations: Amounts reported in the balance sheet approximate fair market value due to the short maturity of these instruments.

•	Long-term note payable and finance lease obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on the obligations range from 1.0% to 6.2%, which approximates current fair market rates.

Note 11.	Asset Retirement Obligation

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2019	$69,227

Increase in present value of the obligation
(accretion expense in the corresponding amount charged against earnings)	2,541
Balance at December 31, 2019	$71,768

Increase in present value of the obligation
(accretion expense in the corresponding amount charged against earnings)	3,600
Balance at December 31, 2020	$75,368

Note 12.	Subsequent Event

On January 6, 2021, the SBA approved the Company’s Paycheck Protection Program Forgiveness Application in full. The total amount of the loan was $325,300. The debt forgiveness is expected to be applied against the note payable and accrued interest on the note and recorded as a gain on debt forgiveness in the first quarter of 2021.