Form 10-Q
period 2021-03-31
SCI Engineered Materials, Inc.
filed 2021-04-29
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

4,496,368 shares of Common Stock, without par value, were outstanding at April 27, 2021.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	3

	Statements of Operations for the Three Months Ended March 31, 2021 and 2020 (unaudited)	5

	Statements of Shareholders’ Equity for the Three Months Ended March 31, 2021 and 2020 (unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	.Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	22

Signatures		23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2021	2020
	(UNAUDITED)
Current Assets
Cash	$3,006,933	$2,917,551
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	482,440	459,471
Tax receivable - Employee Retention Credit	255,507	-
Inventories	3,430,883	1,180,359
Prepaid expenses	84,936	131,333
Total current assets	7,260,699	4,688,714

Property and Equipment, at cost
Machinery and equipment	7,984,720	8,280,611
Furniture and fixtures	132,365	132,365
Leasehold improvements	592,899	592,899
Construction in progress	299,216	3,904
	9,009,200	9,009,779
Less accumulated depreciation	(6,916,978)	(7,121,647)
	2,092,222	1,888,132

Right of use asset, net	337,189	357,396
Deferred tax asset	931,475	1,019,317
Other assets	95,592	96,623
Total other assets	1,364,256	1,473,336

TOTAL ASSETS	$10,717,177	$8,050,182

The accompanying notes are an integral part of these financial statements.

3

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2021	2020
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$140,744	$160,416
Notes payable, current portion	-	252,577
Operating lease obligations, current portion	91,000	86,844
Accounts payable	298,588	147,284
Customer deposits	3,254,936	1,010,236
Accrued compensation	98,795	115,143
Accrued expenses and other	108,799	105,585
Total current liabilities	3,992,862	1,878,085

Finance lease obligations, net of current portion	219,435	243,218
Notes payable, net of current portion	-	72,723
Operating lease obligations, net of current portion	279,240	304,989
Total liabilities	4,491,537	2,499,015

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	520,476	514,438
Common stock, no par value, authorized 15,000,000 shares; 4,496,368 and 4,466,969 shares issued and outstanding, respectively	10,551,374	10,530,669
Additional paid-in capital	2,241,646	2,246,501
Accumulated deficit	(7,087,856)	(7,740,441)
Total shareholders' equity	6,225,640	5,551,167

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,717,177	$8,050,182

The accompanying notes are an integral part of these financial statements.

4

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	2021	2020
Revenue	$3,022,310	$3,438,795

Cost of revenue	2,219,274	2,929,457

Gross profit	803,036	509,338

General and administrative expense	287,881	283,165

Research and development expense	38,219	86,904

Marketing and sales expense	51,393	51,784

Income from operations	425,543	87,485

Gain on extinguishment of debt	(325,300)	-

Interest expense	7,638	4,069

Income before provision for income taxes	743,205	83,416

Provision for income taxes	90,620	1,900

Net income	652,585	81,516

Dividends on preferred stock	6,038	6,038

INCOME APPLICABLE TO COMMON STOCK	$646,547	$75,478

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.14	$0.02
Diluted	$0.14	$0.02

Weighted average shares outstanding
Basic	4,479,823	4,385,998
Diluted	4,506,531	4,394,574

The accompanying notes are an integral part of these financial statements.

5

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/2019	$514,438	$10,410,677	$2,265,925	$(9,242,204)	$3,948,836

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Stock based compensation expense (Note 4)	-	-	1,182	-	1,182

Common stock issued (Note 4)	-	29,998	-	-	29,998

Net income	-	-	-	81,516	81,516

Balance 3/31/2020	$520,476	$10,440,676	$2,261,069	$(9,160,688)	$4,061,532

Balance 12/31/2020	$514,438	$10,530,669	$2,246,501	$(7,740,441)	$5,551,167

Accretion of cumulative dividends	6,038	-	(6,038)	-	-

Stock based compensation expense (Note 4)	-	-	1,183	-	1,183

Common stock issued (Note 4)	-	20,705	-	-	20,705

Net income	-	-	-	652,585	652,585

Balance 3/31/2021	$520,476	$10,551,374	$2,241,646	$(7,087,856)	$6,225,640

The accompanying notes are an integral part of these financial statements.

6

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$652,585	$81,516
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and accretion	114,002	112,977
Amortization of right of use asset	20,207	18,718
Amortization of patents	1,104	713
Stock based compensation	21,888	31,180
Loss (gain) on sale of equipment	2,367	(1,000)
Deferred tax asset	87,842	-
Gain on extinguishment of debt	(325,300)	-
Inventory reserve	300	300
Changes in operating assets and liabilities:
Accounts receivable	(278,476)	31,007
Inventories	(2,250,824)	905,854
Prepaid expenses	46,397	26,665
Other assets	(73)	(1,785)
Accounts payable	151,304	(124,847)
Operating lease obligations	(21,593)	(19,543)
Accrued expenses and customer deposits	2,230,664	(891,143)
Net cash provided by operating activities	452,394	170,612

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	20	1,000
Purchases of property and equipment	(319,578)	(157,237)
Net cash used in investing activities	(319,558)	(156,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations and notes payable	(43,454)	(24,152)
Net cash used in financing activities	(43,454)	(24,152)

NET INCREASE (DECREASE) IN CASH	89,382	(9,777)

CASH - Beginning of period	2,917,551	1,828,397

CASH - End of period	$3,006,933	$1,818,620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$2,024	$2,800

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Increase in asset retirement obligation	900	900

The accompanying notes are an integral part of these financial statements.

7

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1. Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, or the “Company”), an Ohio corporation, was incorporated in 1987.  The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications. The Company is focused on markets within the PVD industry including Photonics, Solar, Glass and Transparent Electronics. Substantially all revenues are generated from customers with multi-national operations. The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2020. Interim results are not necessarily indicative of results for the full year.

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

All revenue was from the photonics market during the three months ended March 31, 2021 and 2020. The top two customers represented approximately 83% and 91% of total revenue for the three months ended March 31, 2021 and 2020, respectively. International shipments resulted in 2% and 1% of total revenue for the first three months of 2021 and 2020, respectively.

Employee Retention Credit - The Company qualified for federal government assistance during the current fiscal year in the amount of approximately $255,500 through Employee Retention Credit provisions of the Consolidated Appropriations Act of 2021. The purpose of the Employee Retention Credit is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak. These funds are recorded in the Statement of Operations as an offset to payroll costs in their respective expense lines and as a tax receivable on the balance sheets.

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

Note 4. Common Stock and Stock Options

Stock Based Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock-based compensation expense was $21,888 and $31,180 for the three months ended March 31, 2021 and 2020, respectively.

Unrecognized compensation expense was $9,851 as of March 31, 2021 and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 2,725 and 26,085 aggregate shares of common stock of the Company during the three months ended March 31, 2021 and 2020, respectively. The stock had an aggregate value of $7,494 and $29,998 for the three months ended March 31, 2021 and 2020, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

Employees received compensation of 4,804 aggregate shares of common stock of the Company during the three months ended March 31, 2021 which had an aggregate value of $13,211, and was recorded as non-cash stock compensation expense in the financial statements. In addition, during

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 4. Common Stock and Stock Options (continued)

the three months ended March 31, 2021, a total of 30,181 stock options were exercised by management.

The cumulative status of options granted and outstanding at March 31, 2021, and December 31, 2020, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2020	76,037	$1.03
Outstanding at December 31, 2020	76,037	$1.03
Exercised	(30,181)	0.96
Outstanding at March 31, 2021	45,856	$1.07
Options exercisable at December 31, 2020	55,208	$0.94
Options exercisable at March 31, 2021	25,027	$0.92

Exercise prices for options ranged from $0.84 to $1.25 at March 31, 2021. The weighted average option price for all options outstanding at March 31, 2021, was $1.07 with a weighted average remaining contractual life of 5.6 years. There were no non-employee director stock options outstanding during 2021 and 2020.

Note 5. Preferred Stock

Dividends on the Convertible Preferred Stock, Series B (Series B) accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended March 31, 2021 and 2020. The Company had accrued dividends on the Series B of $271,710 at March 31, 2021, and $265,672 at December 31, 2020. These amounts are included in Convertible Preferred Stock, Series B, on the balance sheet at March 31, 2021, and December 31, 2020. A dividend payment of $24,152 was made during 2020 to Series B shareholders of record.

Note 6. Inventories

	March 31,	December 31,
Inventories consisted of the following:	2021	2020
	(unaudited)
Raw materials	$2,162,432	$206,668
Work-in-process	1,090,601	877,812
Finished goods	202,368	120,097
Inventory reserve	(24,518)	(24,218)
	$3,430,883	$1,180,359

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 7. Earnings Per Share

Basic income per share is calculated as income applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income applicable to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. All common stock options listed in Note 4 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share. The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,
	2021	2020
Income applicable
to common shares	$646,547	$75,478

Weighted average common
shares outstanding - basic	4,479,823	4,385,998

Effect of dilution	26,708	8,576
Weighted average
shares outstanding - diluted	4,506,531	4,394,574

Note 8. Notes Payable

On April 17, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loan was two years. The interest rate on this loan was 1.0% per annum, which was deferred for the first six months of the term of the loan. After the initial six-month deferral period or until forgiveness of the loan was approved, the loan required monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which was not forgiven. Under the terms of the CARES Act, PPP loan recipients are eligible to apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness was subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company applied for forgiveness of the entire amount of the loan during the fourth quarter of 2020, and the SBA approved the Forgiveness Application in full during the first quarter of 2021. This amount is included in the Statement of Operations as Gain on extinguishment of debt in the first quarter of 2021.

The Company renewed its line of credit with Huntington National Bank for $1 million. The line of credit bears interest at 0.5 percentage points over the Prime Commercial Rate with an expiration date of October 5, 2021. At March 31, 2021, no amounts were drawn on the line of credit.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 9. Income Taxes

The provision for income taxes for the three months ended March 31, 2021 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $90,620 for the three months ended March 31, 2021 as compared to $1,900 for the prior year period.

When compared to the statutory rate of 21%, the effective tax rate of 12.2% for the three months ended March 31, 2021 was due primarily to a tax benefit of $325,300 from the PPP loan forgiveness.

Following is the income tax expense for the three months ended March 31:

	2021	2020
Federal	$87,842	$-
State and local	2,778	1,900
	$90,620	$1,900

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A valuation allowance of $0 has been recorded against the realizability of the net deferred tax asset at March 31, 2021 and December 31, 2020. The Company had net operating loss carryforwards available for federal and state tax purposes of approximately $3,700,000 at December 31, 2020, which expire in varying amounts through 2035.

As of December 31, 2020, management determined that there was sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $1,019,317 are realizable in part because we achieved four consecutive years of pretax income, expect profits to continue for the foreseeable future and implemented new efficiencies in the Company’s manufacturing process. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary, and the deferred tax asset was $931,475 at March 31, 2021.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $27,500 and $27,000 during the three months ended March 31, 2021 and 2020, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of March 31, 2021:

2021	$82,842
2022	112,611
2023	114,857
2024	102,550
Total minimum lease payments	412,860
Less debt discount	42,620
Total operating lease obligations	$370,240

Operating cash outflows from operating leases	$175,079
Weighted average remaining lease term	3.7 years
Weighted average discount rate	5.5%

Note 11. Finance Leases

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of March 31, 2021, are shown in the following table.

2021	$127,105
2022	105,154
2023	101,675
2024	49,859
Total minimum lease payments	383,793
Less amount representing interest	23,614
Present value of minimum lease payments	360,179
Less current portion	140,744
Finance lease obligations, net of current portion	$219,435

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 11. Finance Leases (continued)

The equipment under finance lease at March 31, 2021, and December 31, 2020, is included in the accompanying balance sheets as follows:

	March 31, 2021	Dec. 31, 2020
Machinery and equipment	$745,289	$745,289
Less accumulated depreciation and amortization	176,118	157,486
Net book value	$569,171	$587,803

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

During the first quarter of 2021 the Company was approved by Fifth Third Equipment Finance Company for an equipment line of credit not to exceed $800,000 with an implicit rate of 2.71% at time of approval. Delivery and acceptance of new production equipment must be no later than December 31, 2021. Deposits of $286,826 were made during the first quarter of 2021 towards purchase orders totaling $718,900 for new equipment with delivery expected during the second and third quarter of 2021. The lease schedules are to commence upon acceptance of delivered equipment. The final lease rate factor or loan interest rate shall be fixed at funding using the Bloomberg SWAP Rate report for the most recent previous day close and shall remain constant throughout the term. At March 31, 2021, no amounts were drawn on the line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2020.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Executive Summary

In March 2020, the World Health Organization declared the coronavirus disease (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. We continue to comply with executive orders issued in Ohio and U.S. Centers for Disease Control and Prevention guidelines regarding safety procedures directly related to the pandemic. These procedures include, but are not limited to: wearing masks, social distancing, staggering start times, remote working, and teleconferencing versus in person meetings. We are encouraging all employees to obtain a vaccine when available and eligible. We continue to maintain regular contact, via phone and other electronic means, with our customers and suppliers.

Based on recent conversations with customers, we do not expect to experience any material impairments and do not anticipate any changes in accounting judgements related to COVID-19. We are not aware of any material adverse impact on our supply chain and remain in contact with our suppliers. Although we continue to face a period of uncertainty regarding the ongoing impact of the COVID-19 pandemic and emergence of new variants on our projected customer demand, market conditions continue to gradually improve. In the midst of this challenging environment, we remain focused on taking the necessary steps to respond quickly to changes in our business through specific contingency plans including (but not limited to): reviewing and monitoring planned capital expenditures, reviewing all operating expenses for opportunities to reduce spending, and aligning inventory to estimated revenue.

We continue to monitor the evolving situation related to COVID-19 including guidance from federal, state, and local public health authorities and may take additional actions based on these recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 or the emergence of new variants on our results of operations, cash flows and liquidity in the future.

There have recently been public reports and announcements of a global semiconductor chip shortage that is anticipated to continue into at least the second half of 2021. It is impacting companies across a wide range of industries, including some of our customers, which could temporarily impact the Company’s revenue and volume. We continue to actively monitor these developments, including ongoing contact with our suppliers and customers, and adapting to their specific circumstances and forecasts.

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

The Employee Retention Credit, as originally enacted on March 27, 2020 by the CARES Act, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020, and before January 1, 2021. The Taxpayer Certainty and Disaster Tax Relief Act (the “Relief Act”), enacted on December 27, 2020, amended, and extended the Employee Retention Credit. On March 1, 2021, the IRS released Notice 2021-20 to provide guidance on the original Employee Retention Credit, as modified by the Relief Act. During the first quarter of 2021 we filed Form 941-X to claim a credit of $105,000 on qualified wages paid in 2020. This receivable appears on the balance sheet as of March 31, 2021 as Tax Receivable and as a credit to wages in the Statement of Operations during the three months ended March 31, 2021.

The Relief Act extended and enhanced the Employee Retention Credit for qualified wages paid after December 31, 2020 through June 30, 2021. Under the Relief Act, eligible employers may claim a refundable tax credit against certain employment taxes equal to 70% of the qualified wages an eligible employer pays to employees after December 31, 2020 through June 30, 2021.

During the first quarter of 2021, we experienced a decline in gross receipts of 25% compared to the first quarter of 2019 which qualified us to receive this credit. We filed Form 941 for the first quarter of 2021 and claimed a credit of $150,507 on qualified wages paid in the first quarter of 2021. This receivable appears on the Balance Sheet as of March 31, 2021 as Tax Receivable and as a credit to wages in the Statement of Operations during the three months ended March 31, 2021. As previously mentioned, an employer that has a decline continues to be eligible until the end of the calendar quarter in which gross receipts are greater than 80% of its 2019 calendar quarter receipts. Thus, we expect to be eligible for this credit for a similar amount at least through the second quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended March 31, 2021, we had total revenue of $3,022,310. This was a decrease of $416,485, or 12.1%, compared to the three months ended March 31, 2020. The decrease was principally due to lower pricing in the first quarter of 2021, which was partially offset by higher volume and product mix.

Gross profit was $803,036 for the three months ended March 31, 2021 compared to $509,338 for the same three months in 2020. This increase was due to volume, product mix, improved manufacturing efficiency, and approximately $151,000 related to the Employee Retention Credit.

Operating expenses were $377,493 and $421,853 for the three months ended March 31, 2021 and 2020, respectively.

Income from operations was $425,543 and $87,485 for the three months ended March 31, 2021 and 2020, respectively which included $255,507 related to the Employee Retention Credit.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2021 (unaudited) compared to three months ended March 31, 2020 (unaudited):

Revenue

For the three months ended March 31, 2021, we had total revenue of $3,022,310. This was a decrease of $416,485, or 12.1%, compared to the three months ended March 31, 2020. The decrease was principally due to lower pricing in the first quarter of 2021, which was partially offset by higher volume and product mix.

Gross profit

Gross profit was $803,036 for the three months ended March 31, 2021 compared to $509,338 for the same three months in 2020. This was an increase of $293,698, or 57.7%. Gross profit as a percentage of revenue (gross margin) was 26.6% for the first quarter of 2021 compared to 14.8% for the same period in 2020. This increase was due to volume, product mix, improved manufacturing efficiency and the Employee Retention Credit of approximately $151,000.

General and administrative expense

General and administrative expense for the three months ended March 31, 2021 and 2020, was $287,881 and $283,165, respectively, an increase of 1.7%. Increases in compensation and professional fees were offset by the Employee Retention Credit of $36,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Included in general and administrative expense was $62,425 and $63,582 for professional fees for the three months ended March 31, 2021 and 2020, respectively. These expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and development expense

Research and development expense for the three months ended March 31, 2021, was $38,219 compared to $86,904 for the same period in 2020, a decrease of 56.0%. This decrease is primarily related to the Employee Retention Credit of $39,000.  Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $51,393 and $51,784 for the three months ended March 31, 2021 and 2020, respectively. Higher outside consulting expenses and compensation related to an increase in staff were offset by the Employee Retention Credit of approximately $30,000.

Stock compensation expense

Included in total expenses were non-cash stock-based compensation costs of $21,888 and $31,180 for the three months ended March 31, 2021 and 2020, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $9,851 as of March 31, 2021 and will be recognized through 2023.

Interest

Interest expense was $7,638 and $4,069 for the three months ended March 31, 2021 and March 31, 2020, respectively. Lower interest income during the first quarter of 2021 resulted in an increase to overall interest expense.

Income taxes

Income tax expense was $90,620 and $1,900 for the three months ended March 31, 2021 and 2020, respectively. In December 2020, we reversed in full our valuation allowance that had been recorded against the unrealizability of the deferred tax asset, which resulted in the recording of the asset of $1,019,317 at December 31, 2020. Management considered new evidence, both positive and negative, during the first quarter of 2021 that could affect its view of the future realization of deferred tax assets and determined that no valuation allowance was necessary at March 31, 2021, and the deferred tax asset was $931,475 at March 31, 2021.

Income Applicable to Common Stock

Income applicable to common stock for the three months ended March 31, 2021 and 2020, was $646,547 and $75,478, respectively. The increase was primarily the result of higher gross profit, as well as the forgiveness of the PPP Loan, and the Employee Retention Credit.

Liquidity and Capital Resources

Cash

As of March 31, 2021, cash on hand was $3,006,933 compared to $2,917,551 at December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Working capital

At March 31, 2021 working capital was $3,271,993 compared to $2,810,629 at December 31, 2020, an increase of $461,364 or 16.4%. Cash increased $89,382, receivables increased $278,476 and short term notes payable (PPP Loan) decreased $252,577 during the first quarter of 2021. Accounts payable increased $151,304.

Cash from Operations

Net cash provided by operating activities was $452,394 and $170,612 during the three months ended March 31, 2021 and 2020 respectively. This included depreciation and amortization of $135,313 and $132,408, and non-cash stock-based compensation costs of $21,888 and $31,180 for the three months ended March 31, 2021 and 2020, respectively. Due to orders received during the first quarter of 2021 inventories increased $2,250,524 and accrued expenses and customer deposits increased $2,230,664. In addition, the extinguishment of debt of $325,000 related to the PPP loan occurred during the first quarter of 2021.

Cash from Investing Activities

During the three months ended March 31, 2021, $319,578 was used in investing activities for the purchase of production equipment. Cash of $157,237 was used in investing activities during the three months ended March 31, 2020, for the acquisition of production equipment.

Cash from Financing Activities

Cash of $43,454 and $24,152 was used in financing activities for principal payments to third parties for finance lease obligations during the three months ended March 31, 2021 and 2020, respectively. The increase is due to the commencement of a finance lease during the third quarter of 2020 for the rebuild of production equipment.

Debt outstanding

Total debt outstanding decreased to $360,179 at March 31, 2021, from $728,934 at December 31, 2020, a decrease of 50.6%. As previously mentioned, cash of $43,454 was used for principal payments for finance lease obligations and our PPP loan of $325,300 was forgiven in full by the SBA.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. The tax valuation allowance is based on our consideration of new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. If we were to determine we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2021, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

Item 6. Exhibits

3(a)		Certificate of Second Amended and Restated Articles of Incorporation of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(a) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(b)		Restated Code of Regulations of Superconductive Components, Inc. (Incorporated by reference to Exhibit 3(b) to the Company’s initial Form 10-SB, filed on September 28, 2000)

3(c)		Amendment to Articles of Incorporation recording the change of the corporate name to SCI Engineered Materials, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed November 7, 2007).

4(a)		SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on June 10, 2011, filed April 28, 2011).

4(b)		Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on June 9, 2006, filed May 1, 2006).

10(b)		Employment Agreement entered into as of December 13, 2018, between Jeremy Young and the Company.

10(c)		Description of Unsecured Promissory Note administered by the U.S. Small Business Administration for funds received April 24, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 29, 2020).

14(a)		SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com).

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated April 29, 2021, entitled “SCI Engineered Materials, Inc., Reports 2021 First Quarter Results.”

101		The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2021 and December 31, 2020 (ii) Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Statement of Changes in Equity for the three months ended March 31, 2021 and 2020, (iv) Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to Financial Statements

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: April 29, 2021	/s/ Jeremiah R. Young
Jeremiah R. Young, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)