Form 10-Q
period 2021-06-30
SCI Engineered Materials, Inc.
filed 2021-07-29
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

4,498,908 shares of Common Stock, without par value, were outstanding at July 28, 2021.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	3

	Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	5

	Statements of Shareholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	21

Signatures		22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2021	2020
	(UNAUDITED)
Current Assets
Cash	$3,497,202	$2,917,551
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	427,774	459,471
Tax - Employee Retention Credit	176,252	—
Inventories	4,245,768	1,180,359
Prepaid expenses	282,609	131,333
Total current assets	8,629,605	4,688,714

Property and Equipment, at cost
Machinery and equipment	7,863,346	8,280,611
Furniture and fixtures	132,365	132,365
Leasehold improvements	596,867	592,899
Construction in progress	338,030	3,904
	8,930,608	9,009,779
Less accumulated depreciation	(6,714,701)	(7,121,647)
	2,215,907	1,888,132

Right of use asset, Net	316,604	357,396
Deferred tax asset	888,315	1,019,317
Other assets	91,760	96,623
Total other assets	1,296,679	1,473,336

TOTAL ASSETS	$12,142,191	$8,050,182

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2021	2020
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$120,820	$160,416
Notes payable, current portion	—	252,577
Operating lease obligations, current portion	93,090	86,844
Accounts payable	434,150	147,284
Customer deposits	4,428,665	1,010,236
Accrued compensation	180,657	115,143
Accrued expenses and other	102,527	105,585
Total current liabilities	5,359,909	1,878,085

Finance lease obligations, net of current portion	195,392	243,218
Notes payable, net of current portion	—	72,723
Operating lease obligations, net of current portion	255,179	304,989
Total liabilities	5,810,480	2,499,015

Shareholders’ Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	502,362	514,438
Common stock, no par value, authorized 15,000,000 shares; 4,498,908 and 4,466,969 shares issued and outstanding, respectively	10,558,867	10,530,669
Additional paid-in capital	2,236,790	2,246,501
Accumulated deficit	(6,966,308)	(7,740,441)
	6,331,711	5,551,167

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,142,191	$8,050,182

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Revenue	$1,972,049	$2,606,587	$4,994,359	$6,045,382

Cost of revenue	1,409,495	2,168,803	3,628,769	5,098,260

Gross profit	562,554	437,784	1,365,590	947,122

General and administrative expense	283,708	272,216	571,589	555,381

Research and development expense	54,377	90,421	92,596	177,325

Marketing and sales expense	46,434	47,387	97,827	99,171

Income from operations	178,035	27,760	603,578	115,245

Gain on extinguishment of debt	—	—	(325,300)	—

Interest expense	9,014	7,300	16,652	11,369

Income before provision for income taxes	169,021	20,460	912,226	103,876

Provision for income taxes	47,473	—	138,093	1,900

Net income	121,548	20,460	774,133	101,976

Dividends on preferred stock	6,038	6,038	12,076	12,076

INCOME APPLICABLE TO COMMON STOCK	$115,510	$14,422	$762,057	$89,900

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.03	$0.00	$0.17	$0.02
Diluted	$0.03	$0.00	$0.17	$0.02

Weighted average shares outstanding
Basic	4,497,903	4,411,714	4,488,913	4,398,856
Diluted	4,526,062	4,418,325	4,516,478	4,406,478

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/2020	$514,438	$10,530,669	$2,246,501	$(7,740,441)	$5,551,167

Accretion of cumulative dividends	6,038	—	(6,038)	—	—

Stock based compensation expense (Note 4)	—	—	1,183	—	1,183

Common stock issued (Note 4)	—	20,705	—	—	20,705

Net income	—	—	—	652,585	652,585

Balance 3/31/2021	$520,476	$10,551,374	$2,241,646	$(7,087,856)	$6,225,640

Accretion of cumulative dividends	6,038	—	(6,038)	—	—

Payment of cumulative dividends (Note 5)	(24,152)	—	—	—	(24,152)

Stock based compensation expense (Note 4)	—	—	1,182	—	1,182

Common stock issued (Note 4)	—	7,493	—	—	7,493

Net income	—	—	—	121,548	121,548

Balance 6/30/2021	$502,362	$10,558,867	$2,236,790	$(6,966,308)	$6,331,711

Balance 12/31/2019	$514,438	$10,410,677	$2,265,925	$(9,242,204)	$3,948,836

Accretion of cumulative dividends	6,038	—	(6,038)	—	—

Stock based compensation expense (Note 4)	—	—	1,182	—	1,182

Common stock issued (Note 4)	—	29,998	—	—	29,998

Net income	—	—	—	81,516	81,516

Balance 3/31/2020	$520,476	$10,440,675	$2,261,069	$(9,160,688)	$4,061,532

Accretion of cumulative dividends	6,038	—	(6,038)	—	—

Payment of cumulative dividends (Note 5)	(24,152)	—	—	—	(24,152)

Stock based compensation expense (Note 4)	—	—	1,182	—	1,182

Common stock issued (Note 4)	—	30,000	—	—	30,000

Net income	—	—	—	20,460	20,460

Balance 6/30/2020	$502,362	$10,470,675	$2,256,213	$(9,140,228)	$4,089,022

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$774,133	$101,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	230,689	226,956
Amortization of right of use asset	40,792	37,806
Amortization of patents	2,207	1,724
Stock based compensation	30,563	62,362
Loss (gain) on disposal of equipment	3,224	(3,063)
Deferred tax asset	131,002	—
Gain on extinguishment of debt	(325,300)	—
Inventory reserve	600	33,629
Changes in operating assets and liabilities:
Accounts receivable	(144,555)	(39,814)
Inventories	(3,066,009)	1,844,385
Prepaid expenses	(151,276)	(50,569)
Other assets	2,656	(6,488)
Accounts payable	286,866	(74,390)
Operating lease obligations	(43,565)	(39,456)
Accrued expenses and customer deposits	3,477,435	(2,086,240)
Net cash provided by operating activities	1,249,462	8,818

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	591	3,063
Purchases of property and equipment	(558,828)	(167,999)
Net cash used in investing activities	(558,237)	(164,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cumulative dividends on preferred stock	(24,152)	(24,152)
Proceeds from SBA Paycheck Protection Program	—	325,300
Principal payments on finance lease obligations and notes payable	(87,422)	(48,620)
Net cash (used in) provided by financing activities	(111,574)	252,528

NET INCREASE IN CASH	579,651	96,410

CASH - Beginning of period	2,917,551	1,828,397

CASH - End of period	$3,497,202	$1,924,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,895	$5,826
Income taxes	138,093	1,900
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	3,450	1,800

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2020. Interim results are not necessarily indicative of results for the full year.

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

Revenue Recognition -  The Company enters into contracts with its customers that generally represent purchase orders specifying general terms and conditions, order quantities and per unit product prices. The Company has determined that each unit of product purchased represents a separate performance obligation. The Company satisfies its performance obligations and recognizes revenue at a point in time when control of a unit of product is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. For most product sales, transfer of control occurs when the products are shipped from the Company’s manufacturing facility to the customer. The cost of delivering products to the Company’s customers is recorded as a component of cost of products sold. Those costs may include the amounts paid to a third party to deliver the products. Any freight costs billed to and paid by a customer are included in revenue.

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

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies (continued)

During the three months ended June 30, 2021, and 2020, revenue from the photonics market was approximately 99% and 96% of total revenue, respectively. During the six months ended June 30, 2021, and 2020, revenue from the photonics market was approximately 100% and 98% of total revenue, respectively. The balance of the revenue in these periods was from the thin film solar and thin film battery markets. The top two customers represented approximately 79% and 87% of total revenue for the six months ended June 30, 2021, and 2020, respectively. International shipments resulted in 3% and 4% of total revenue for the first six months of 2021 and 2020, respectively.

Employee Retention Credit - The Company qualified for federal government assistance through Employee Retention Credit provisions of the Consolidated Appropriations Act of 2021 during the current fiscal year in the amount of $255,507 during the first quarter of 2021 and $151,701 during the second quarter of 2021. The purpose of the Employee Retention Credit is to encourage employers to keep employees on the payroll, even if they are not working during the covered period because of the coronavirus outbreak. This credit is recorded in the Statement of Operations as an offset to payroll costs in their respective expense lines. A balance of $176,252 appears as a tax receivable on the balance sheets at June 30, 2021.

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

Note 4.  Common Stock and Stock Options

Stock Based Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Noncash stock-based compensation expense was $8,675 and $31,182 for the three months ended June 30, 2021, and 2020, respectively.

Noncash stock-based compensation expense was $30,563 and $62,362 for the six months ended June 30, 2021, and 2020, respectively.

Unrecognized stock-based compensation expense was $8,669 as of June 30, 2021, and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 5,265 and 51,085 aggregate shares of common stock of the Company during the six months ended June 30, 2021, and 2020, respectively. The stock had an aggregate value of $14,987 and $59,998 for the six months ended June 30, 2021, and 2020, respectively, and was recorded as noncash stock-based compensation expense in the financial statements.

Employees received compensation of 4,804 aggregate shares of common stock of the Company during the six months ended June 30, 2021, which had an aggregate value of $13,211, and was recorded as noncash stock-based compensation expense in the financial statements. In addition, during the six months ended June 30, 2021, a total of 30,181 stock options were exercised by management.

The cumulative status of options granted and outstanding at June 30, 2021, and December 31, 2020, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.  Common Stock and Stock Options (continued)

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2020	76,037	$1.03
Outstanding at December 31, 2020	76,037	$1.03
Exercised	(30,181)	0.96
Outstanding at June 30, 2021	45,856	$1.07
Options exercisable at December 31, 2020	55,208	$0.94
Options exercisable at June 30, 2021	31,970	$0.99

Exercise prices for options ranged from $0.84 to $1.25 at June 30, 2021. The weighted average option price for all options outstanding at June 30, 2021, was $1.07 with a weighted average remaining contractual life of 5.3 years. There were no non-employee director stock options outstanding during 2021 and 2020.

Note 5.  Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended June 30, 2021, and 2020, and $12,076 for the six months ended June 30, 2021, and 2020. The Company had accrued dividends on Series B preferred stock of $253,596 at June 30, 2021, and $265,672 at December 31, 2020. These amounts are included in Convertible preferred stock, Series B, on the balance sheet at June 30, 2021, and December 31, 2020. During June 2021 and June 2020, a dividend payment of $24,152 was made to preferred shareholders.

Note 6.  Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2021	2020
	(unaudited)
Raw materials	$2,717,901	$206,668
Work-in-process	1,393,580	877,812
Finished goods	159,105	120,097
Inventory reserve	(24,818)	(24,218)
	$4,245,768	$1,180,359

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income applicable to common shares	$115,510	$14,422	$762,057	$89,900

Weighted average common shares outstanding - basic	4,497,903	4,411,714	4,488,913	4,398,856

Effect of dilution	28,159	6,611	27,565	7,622
Weighted average shares outstanding - diluted	4,526,062	4,418,325	4,516,478	4,406,478

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

The Company has a line of credit with Huntington National Bank for $1 million. The line of credit bears interest at 0.5 percentage points over the Prime Commercial Rate with an expiration date of October 5, 2021. At June 30, 2021, no amounts were drawn on the line of credit.

Note 9.  Income Taxes

The provision for income taxes for the three months and six months ended June 30, 2021, is based on our projected annual effective tax rate for fiscal year 2021, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $47,473 and $0 for the three months ended June 30, 2021, and 2020 respectively, and $138,093 and $1,900 for the six months ended June 30, 2021, and 2020 respectively.

When compared to the statutory rate of 21%, the effective tax rate of 14.4% for the six months ended June 30, 2021, was due primarily to a tax benefit of $325,300 from the PPP loan forgiveness.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.  Income Taxes (continued)

Following is the income tax expense for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Federal - deferred	$43,160	$—	$131,002	$—
State and local	4,313	—	7,091	1,900
	$47,473	$—	$138,093	$1,900

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A valuation allowance of $0 has been recorded against the realizability of the net deferred tax asset at June 30, 2021, and December 31, 2020. The Company had net operating loss carryforwards available for federal and state tax purposes of approximately $3,700,000 at December 31, 2020, which expire in varying amounts through 2035.

As of December 31, 2020, management determined that there was sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $1,019,317 are realizable in part because the Company achieved four consecutive years of pretax income, expect profits to continue for the foreseeable future and implemented new efficiencies in the Company’s manufacturing process. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary, and the deferred tax asset was $888,315 at June 30, 2021.

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014, for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $55,000 and $53,900 during the six months ended June 30, 2021, and 2020, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of June 30, 2021:

2021	$55,319
2022	112,611
2023	114,857
2024	102,550
Total minimum lease payments	385,337
Less debt discount	37,068
Total operating lease obligations	$348,269

Operating cash outflows from operating leases	$197,050
Weighted average remaining lease term	3.4	years
Weighted average discount rate	5.5%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11. Finance Lease

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of June 30, 2021, are shown in the following table.

2021	$79,279
2022	105,154
2023	101,675
2024	49,859
Total minimum lease payments	335,967
Less amount representing interest	19,755
Present value of minimum lease payments	316,212
Less current portion	120,820
Finance lease obligations, net of current portion	$195,392

The equipment under finance lease at June 30, 2021, and December 31, 2020, is included in the accompanying balance sheets as follows:

	June 30, 2021	Dec. 31, 2020
Machinery and equipment	$745,289	$745,289
Less accumulated depreciation and amortization	194,750	157,486
Net book value	$550,539	$587,803

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense.

The finance leases are structured such that ownership of the leased asset reverts to the Company at the end of the lease term. Accordingly, leased assets are depreciated using the Company’s normal depreciation methods and lives. Ownership of certain assets were transferred to the Company in accordance with the terms of the leases and these assets have been excluded from the leased asset disclosure above.

During the first six months of 2021 the Company was approved by Fifth Third Equipment Finance Company for an equipment line of credit not to exceed $800,000 with an implicit rate of 2.71% at time of approval. Delivery and acceptance of new production equipment must be no later than December 31, 2021. Deposits of $319,109 were made during the first half of 2021 towards purchase orders totaling $718,900 for new equipment. The lease schedules are to commence upon acceptance of delivered equipment. The final lease rate factor or loan interest rate shall be fixed at funding using the Bloomberg SWAP Rate report for the most recent previous day close and shall remain constant throughout the term. At June 30, 2021, no amounts were drawn on the line of credit.

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

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events, unless necessary to prevent such statements from becoming misleading. New factors emerge from time to time, and it is not possible for us to predict all factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Summary

In March 2020, the World Health Organization declared the coronavirus disease (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since then, most federal, state, and local executive orders have been lifted and we continue to follow practical safety procedures. These procedures include, but are not limited to: wearing masks, social distancing, staggering start times, and teleconferencing versus in person meetings. Almost all of our employees have been fully vaccinated. We recently resumed in person meetings with some customers and continue to maintain regular contact, via phone and other electronic means, with other customers and suppliers.

Based on recent conversations with customers, we do not expect to experience any material impairments or changes in accounting judgements related to COVID-19. We are not experiencing any material adverse impact in our supply chain and remain in frequent contact with our suppliers. Although we continue to face a period of uncertainty regarding the ongoing impact of the COVID-19 pandemic and emergence of new variants on projected customer demand, market conditions continue to gradually improve. In the midst of this challenging environment, we remain focused on taking the necessary steps to respond quickly to changes in our business through specific contingency plans including (but not limited to): reviewing and monitoring planned capital expenditures, reviewing all operating expenses for opportunities to reduce and/or defer spending, and aligning inventory to planned shipments and estimated revenue.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

There have been public reports and announcements of a global semiconductor chip shortage that is anticipated to continue into at least early 2022. It is affecting companies across a wide range of industries, including some of our customers, which could temporarily impact the Company’s revenue, volume, and profitability. We continue to actively monitor these developments, including ongoing contact with our suppliers and customers, and adapting to their specific circumstances and forecasts.

On April 17, 2020, we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”). The SBA approved our Forgiveness Application in full on January 6, 2021.

The Employee Retention Credit (ERC), as originally enacted on March 27, 2020, by the CARES Act, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020, and before January 1, 2021. The Taxpayer Certainty and Disaster Tax Relief Act (the “Relief Act”), enacted on December 27, 2020, amended, and extended the ERC. On March 1, 2021, the IRS released Notice 2021-20 to provide guidance on the original ERC, as modified by the Relief Act. During 2021 we filed Form 941-X to claim a credit of $105,000 on qualified wages paid in 2020. This receivable appears on the balance sheet as of June 30, 2021, as Tax Receivable, and as a credit to wages in the Statement of Operations during the six months ended June 30, 2021.

The Relief Act extended and enhanced the Employee Retention Credit for qualified wages paid after December 31, 2020, through June 30, 2021. Under the Relief Act, eligible employers may claim a refundable tax credit against certain employment taxes equal to 70% of the qualified wages an eligible employer pays to employees after December 31, 2020, through June 30, 2021. As of the March 11, 2021, passage of the American Rescue Plan Act, the ERC is available for all four quarters of 2021.

During the first quarter of 2021, we experienced a decline in gross receipts of 25% compared to the first quarter of 2019. This decline, along with continued underutilization of certain manufacturing equipment, reduction in employee’s workloads, travel restrictions and supply chain issues, qualified us to receive this credit. We filed Form 941 for the first quarter of 2021 and claimed a credit of $150,507 on qualified wages paid in the first quarter of 2021. These funds were received during the second quarter of 2021 and appear as a credit to wages in the Statement of Operations during the six months ended June 30, 2021. An employer that has a decline continues to be eligible until the end of the calendar quarter in which gross receipts are greater than 80% of its 2019 calendar quarter receipts. Thus, we were eligible for this credit for the second quarter of 2021 in the amount of $151,701, which appears as a credit to wages in the Statement of Operations for the three and six months ended June 30, 2021.  $80,448 was applied as a credit to payroll taxes throughout the second quarter and the remainder appears on the balance sheet as Tax Receivable as of June 30, 2021.

During the second quarter of 2021, we experienced a decline in gross receipts of 30% compared to the second quarter of 2019. This decline, along with continued underutilization of certain manufacturing equipment, reduction in employee’s workloads, travel restrictions and supply chain issues, qualified us to receive this credit for the third quarter of 2021. As previously mentioned, an employer that has a decline in gross receipts continues to be eligible until the end of the calendar quarter in which gross receipts are greater than 80% of its 2019 calendar quarter receipts. Thus, we expect to be eligible for this credit for a similar amount during the third quarter of 2021.

For the three months ended June 30, 2021, we had total revenue of $1,972,049. This was a decrease of $634,538 or 24.3%, compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, we had total revenue of $4,994,359. This was a decrease of $1,051,023, or 17.4%, compared to the six months ended June 30, 2020. The decrease was principally due to lower pricing in the three and six months ended June 30, 2021, which was partially offset by higher volume and product mix.

Gross profit was $562,554 for the three months ended June 30, 2021, compared to $437,784 for the same three months in 2020 and $1,365,590 and $947,122 for the six months ended June 30, 2021, and 2020, respectively. This increase was due to volume, product mix, and improved manufacturing efficiency. In addition, $87,287 and $238,275 was related to the Employee Retention Credit for the three and six months ended June 30, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating expenses were $384,519, and $410,024 for the three months ended June 30, 2021, and 2020, respectively and $762,012 and $831,877 for the six months ended June 30, 2021, and 2020, respectively.

Income from operations was $178,035 and $27,760 for the three months ended June 30, 2021, and 2020, respectively, which included $151,701 related to the Employee Retention Credit during the second quarter of 2021. Income from operations was $603,578 and $115,245 for the six months ended June 30, 2021, and 2020, respectively, which included $407,207 related to the Employee Retention Credit.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2021 (unaudited) compared to three and six months ended June 30, 2020 (unaudited):

Revenue

For the three months ended June 30, 2021, we had total revenue of $1,972,049. This was a decrease of $634,538, or 24.3%, compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, we had total revenue of $4,994,359. This was a decrease of $1,051,023, or 17.4%, compared to the six months ended June 30, 2020. These increases were principally due to lower pricing in 2021, which was partially offset by higher volume and product mix. We anticipate revenue to increase significantly during the third quarter of 2021 based on orders received during the first half of 2021.

Gross profit

Gross profit was $562,554 for the three months ended June 30, 2021, compared to $437,784 for the same three months in 2020. This was an increase of $124,770, or 28.5%. Gross profit as a percentage of revenue (gross margin) was 28.5% for the second quarter of 2021 compared to 16.8% for the same period in 2020. Gross profit was $1,365,590 for the six months ended June 30, 2021, compared to $947,122 for the first six months of 2020. This was an increase of $418,468 or 44.2%.  Gross margin was 27.3% for the first six months of 2021 compared to 15.7% for the same period in 2020. These increases were due to volume, product mix, and improved manufacturing efficiency. In addition, $87,287 and $238,275 was related to the Employee Retention Credit for the three and six months ended June 30, 2021, respectively. While we expect revenue and gross profit to increase during the third quarter of 2021, it is anticipated that gross margin will decrease due to higher raw material cost.

General and administrative expense

General and administrative expense for the three months ended June 30, 2021, and 2020, was $283,708 and $272,216, respectively, an increase of 4.2%. General and administrative expense for the six months ended June 30, 2021, and 2020, was $571,589 and $555,381, respectively, an increase of 2.9%. Increase in compensation was offset by the Employee Retention Credit of $21,000 during the second quarter of 2021 and $57,000 for the six months ended June 30, 2021.

Included in general and administrative expense was $53,561 and $56,555 for professional fees for the three months ended June 30, 2021, and 2020, respectively and $124,759 and $120,137 for the six months ended June 30, 2021, and 2020, respectively. These continued expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and development expense

Research and development expense for the three months ended June 30, 2021, was $54,377 compared to $90,421 for the same period in 2020, a decrease of 39.9%. Research and development expense for the six months ended June 30, 2021, was $92,596 compared to $177,325 for the same period in 2020, a decrease of 47.8%. This decrease is primarily related to the Employee Retention Credit of $22,750 during the second quarter of 2021 and $61,750 during the first six months of 2021. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $46,434 and $47,387 for the three months ended June 30, 2021, and 2020, respectively. This was a decrease of 2.0%. Compensation expense related to an increase in staff in 2021 was offset by the Employee Retention Credit of approximately $20,663.

Marketing and sales expense was $97,827 and $99,171 for the six months ended June 30, 2021, and 2020, respectively. This was a decrease of 1.4%. Higher outside consulting expense and compensation expense related to an increase in staff in 2021 were offset by the Employee Retention Credit of $50,183, as well as lower travel expense.

Stock compensation expense

Included in total expenses were noncash stock-based compensation costs of $8,675 and $31,182 for the three months ended June 30, 2021, and 2020, respectively, and $30,563 and $62,362 for the six months ended June 30, 2021, and 2020, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $8,669 as of June 30, 2021, and will be recognized through 2023.

Interest

Interest expense was $9,014 for the three months ended June 30, 2021, and $7,300 for the three months ended June 30, 2020. Interest expense was $16,652 for the six months ended June 30, 2021, and $11,369 for the six months ended June 30, 2020. Lower interest income during the first half of 2021 resulted in an increase to overall interest expense.

Income taxes

Income tax expense was $47,473 and $0 for the three months ended June 30, 2021, and 2020, respectively, and $138,093 and $1,900 for the six months ended June 30, 2021, and 2020, respectively. In December 2020, we reversed in full our valuation allowance that had been recorded against the unrealizability of the deferred tax asset, which resulted in the recording of the asset of $1,019,317 at December 31, 2020. Management considered new evidence, both positive and negative, during the first half of 2021 that could affect its view of the future realization of deferred tax assets and determined that no valuation allowance was necessary at June 30, 2021, and the deferred tax asset was $888,315 at June 30, 2021.

Income applicable to common stock

Income applicable to common stock for the three months ended June 30, 2021, and 2020, was $115,510 and $14,422, respectively. Income applicable to common stock for the six months ended June 30, 2021, and 2020 was $762,057 and $89,900, respectively. The increase was primarily the result of higher gross profit and the Employee Retention Credit for the three and six months ended June 30, 2021, as well as forgiveness of the PPP Loan in the first quarter of this year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash

As of June 30, 2021, cash on hand was $3,497,202 compared to $2,917,551 at December 31, 2020, an increase of 19.9%.

Working capital

At June 30, 2021, working capital was $3,269,696 compared to $2,810,629 at December 31, 2020, an increase of $459,067, or 16.3%, primarily due to the increase in cash of $579,651.

Cash from operations

Net cash provided by operating activities during the six months ended June 30, 2021, was $1,249,462 and $8,818 for the six months ended June 30, 2020. This included depreciation and amortization of $273,688 and $266,486, and noncash stock-based compensation costs of $30,563 and $62,362 for the six months ended June 30, 2021, and 2020, respectively. Due to orders received during the first half of 2021, inventories increased $3,065,409, accrued expenses and customer deposits increased $3,477,435 and accounts payable increased $286,866.

Cash from investing activities

Cash of $558,828 and $167,999 was used in investing activities during the six months ended June 30, 2021, and June 30, 2020, respectively, for the acquisition of production equipment.

Cash from financing activities

Cash of $87,422 and $48,620 was used in financing activities for principal payments to third parties for finance lease obligations during the six months ended June 30, 2021, and 2020, respectively. The increase is due to the commencement of a finance lease during the third quarter of 2020 for the rebuild of production equipment. Also, a dividend payment of $24,152 was made to owners of our Series B preferred stock during the second quarter of 2021 and 2020.

Debt outstanding

Total debt outstanding decreased to $316,212 at June 30, 2021, from $728,934 at December 31, 2020, a decrease of 56.6%. As previously mentioned, cash of $87,422 was used for principal payments for finance lease obligations and our PPP loan of $325,300 was forgiven in full by the SBA.

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

Item 4. Controls and Procedures (continued)

Changes in Internal Controls over Financial Reporting

Other than the remediation described above, there were no changes in our internal controls over financial reporting for the three months ended June 30, 2021, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated July 29, 2021, entitled “SCI Engineered Materials, Inc., Reports 2021 Second Quarter and Year-to-Date Results.”

101

The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) Notes to Financial Statements.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: July 29, 2021	/s/ Jeremiah R. Young
Jeremiah R. Young, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)