Form 10-Q
period 2021-09-30
SCI Engineered Materials, Inc.
filed 2021-10-27
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

4,501,248 shares of Common Stock, without par value, were outstanding at October 26, 2021.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2021, and 2020 (unaudited)	5

	Statements of Shareholder’s Equity for the Three and Nine Months Ended September 30, 2021, and 2020 (unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2021, and 2020 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	21

Signatures		22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2021	2020
	(UNAUDITED)
Current Assets
Cash	$3,953,385	$2,917,551
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	573,316	459,471
Tax - Employee Retention Credit	184,861	—
Inventories	1,982,028	1,180,359
Prepaid expenses	99,523	131,333
Total current assets	6,793,113	4,688,714

Property and Equipment, at cost
Machinery and equipment	7,926,829	8,280,611
Furniture and fixtures	132,364	132,365
Leasehold improvements	596,867	592,899
Construction in progress	229,845	3,904
	8,885,905	9,009,779
Less accumulated depreciation	(6,716,883)	(7,121,647)
	2,169,022	1,888,132

Right of use asset, net	295,640	357,396
Deferred tax asset	703,132	1,019,317
Other assets	90,656	96,623
Total other assets	1,089,428	1,473,336

TOTAL ASSETS	$10,051,563	$8,050,182

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2021	2020
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$108,832	$160,416
Notes payable, current portion	—	252,577
Operating lease obligations, current portion	95,187	86,844
Accounts payable	312,655	147,284
Customer deposits	1,754,558	1,010,236
Accrued compensation	272,158	115,143
Accrued expenses and other	97,292	105,585
Total current liabilities	2,640,682	1,878,085

Finance lease obligations, net of current portion	171,087	243,218
Notes payable, net of current portion	—	72,723
Operating lease obligations, net of current portion	230,731	304,989
Total liabilities	3,042,500	2,499,015

Shareholders’ Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1; 24,152 shares issued and outstanding	508,400	514,438
Common stock, no par value, authorized 15,000,000 shares; 4,501,248 and 4,466,969 shares issued and outstanding, respectively	10,566,355	10,530,669
Additional paid-in capital	2,231,934	2,246,501
Accumulated deficit	(6,297,626)	(7,740,441)
	7,009,063	5,551,167

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,051,563	$8,050,182

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,
	2021	2020	2021	2020
Revenue	$5,211,169	$1,494,078	$10,205,528	$7,539,460

Cost of revenue	3,908,801	1,034,939	7,537,570	6,133,199

Gross profit	1,302,368	459,139	2,667,958	1,406,261

General and administrative expense	306,997	263,444	878,586	818,825

Research and development expense	56,612	83,276	149,208	260,601

Marketing and sales expense	61,732	44,862	159,559	144,033

Income from operations	877,027	67,557	1,480,605	182,802

Gain on extinguishment of debt	—	—	(325,300)	—

Interest expense	8,156	9,058	24,808	20,427

Income before provision for income taxes	868,871	58,499	1,781,097	162,375

Income tax expense	200,189	—	338,282	1,900

Net income	668,682	58,499	1,442,815	160,475

Dividends on preferred stock	6,038	6,038	18,114	18,114

INCOME APPLICABLE TO COMMON SHARES	$662,644	$52,461	$1,424,701	$142,361

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.15	$0.01	$0.32	$0.03
Diluted	$0.15	$0.01	$0.32	$0.03

Weighted average shares outstanding
Basic	4,500,256	4,436,185	4,492,736	4,411,390
Diluted	4,531,523	4,447,059	4,521,746	4,420,272

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/2020	$514,438	$10,530,669	$2,246,501	$(7,740,441)	$5,551,167

Accretion of cumulative dividends	18,114	—	(18,114)	—	—

Payment of cumulative dividends (Note 5)	(24,152)	—	—	—	(24,152)

Stock based compensation expense (Note 4)	—	—	3,547	—	3,547

Common stock issued (Note 4)	—	35,686	—	—	35,686

Net income	—	—	—	1,442,815	1,442,815

Balance 9/30/2021	$508,400	$10,566,355	$2,231,934	$(6,297,626)	$7,009,063

Balance 6/30/2021	$502,362	$10,558,867	$2,236,790	$(6,966,308)	$6,331,711

Accretion of cumulative dividends	6,038	—	(6,038)	—	—

Stock based compensation expense (Note 4)	—	—	1,182	—	1,182

Common stock issued (Note 4)	—	7,488	—	—	7,488

Net income	—	—	—	668,682	668,682

Balance 9/30/2021	$508,400	$10,566,355	$2,231,934	$(6,297,626)	$7,009,063

Balance 12/31/2019	$514,438	$10,410,677	$2,265,925	$(9,242,204)	$3,948,836

Accretion of cumulative dividends	18,114	—	(18,114)	—	—

Payment of cumulative dividends (Note 5)	(24,152)	—	—	—	(24,152)

Stock based compensation expense (Note 4)	—	—	3,546	—	3,546

Common stock issued (Note 4)	—	89,998	—	—	89,998

Net income	—	—	—	160,475	160,475

Balance 9/30/2020	$508,400	$10,500,675	$2,251,357	$(9,081,729)	$4,178,703

Balance 6/30/20	$502,362	$10,470,675	$2,256,213	$(9,140,228)	$4,089,022

Accretion of cumulative dividends	6,038	—	(6,038)	—	—

Stock based compensation expense (Note 4)	—	—	1,182	—	1,182

Common stock issued (Note 4)	—	30,000	—	—	30,000

Net income	—	—	—	58,499	58,499

Balance 9/30/2020	$508,400	$10,500,675	$2,251,357	$(9,081,729)	$4,178,703

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,442,815	$160,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	325,793	335,789
Amortization of right of use asset	61,756	57,265
Amortization of patents	3,311	2,827
Stock based compensation	39,233	93,544
Gain on disposal of equipment	(4,511)	(1,322)
Deferred tax asset	316,185	—
Gain on extinguishment of debt	(325,300)	—
Inventory reserve	900	1,921
Changes in operating assets and liabilities:
Accounts receivable	(298,706)	(14,411)
Inventories	(802,569)	1,518,506
Prepaid expenses	31,810	11,825
Other assets	2,656	(13,594)
Accounts payable	165,371	(88,211)
Operating lease obligations	(65,915)	(59,739)
Accrued expenses and customer deposits	887,869	(1,500,314)
Net cash provided by operating activities	1,780,698	504,561

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	18,091	3,063
Purchases of property and equipment	(615,088)	(49,023)
Net cash used in investing activities	(596,997)	(45,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cumulative dividends on preferred stock	(24,152)	(24,152)
Proceeds from SBA Paycheck Protection Program note payable	—	325,300
Principal payments on finance lease obligations and notes payable	(123,715)	(84,238)
Net cash (used in) provided by financing activities	(147,867)	216,910

NET INCREASE IN CASH	1,035,834	675,511

CASH - Beginning of period	2,917,551	1,828,397

CASH - End of period	$3,953,385	$2,503,908

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,256	$10,736
Income taxes	338,282	1,900
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by finance lease	—	306,973
Increase in asset retirement obligation	5,175	2,700

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

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies (continued)

During the three months ended September 30, 2021, and 2020, all revenue was from the photonics market. During the nine months ended September 30, 2021, and 2020, revenue from the photonics market was approximately 100% and 99%, respectively. The balance of the revenue in these periods was almost entirely from the thin film solar and thin film battery markets. The top two customers represented approximately 84% and 83% of total revenue for the nine months ended September 30, 2021, and 2020, respectively. International shipments resulted in 2% and 5% of total revenue for the first nine months of 2021 and 2020, respectively.

Employee Retention Credit (“ERC”) - The Company qualified for federal government assistance through ERC provisions of the Consolidated Appropriations Act of 2021 during the current fiscal year in the amount of $255,507 for the first quarter of 2021, $151,701 for the second quarter of 2021, and $153,713 for the third quarter of 2021. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period because of the coronavirus outbreak. This credit is recorded in the Statement of Operations as an offset to payroll costs in their respective expense lines. A balance of $184,861 appears as a tax receivable on the balance sheets at September 30, 2021.

American Rescue Plan Act of 2021 (“ARP”) – This act allows eligible employers with fewer than 500 employees to qualify for a tax credit for providing paid time off for each employee receiving COVID-19 vaccinations and for any time needed to recover from the vaccine. The Company received a credit of $11,042 during the third quarter of 2021.

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

Note 4.  Common Stock and Stock Options

Stock Based Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock-based compensation expense was $8,670 and $31,182 for the three months ended September 30, 2021, and 2020, respectively. Noncash stock-based compensation expense was $39,233 and $93,544 for the nine months ended September 30, 2021, and 2020, respectively.

Unrecognized compensation expense was $7,487 as of September 30, 2021, and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 7,605 and 75,475 aggregate shares of common stock of the Company during the nine months ended September 30, 2021, and 2020, respectively. The stock had an aggregate value of $22,475 and $89,998 for the nine months ended September 30, 2021, and 2020, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

Employees received compensation of 4,804 aggregate shares of common stock of the Company during the nine months ended September 30, 2021, which had an aggregate value of $13,211, and was recorded as noncash stock-based compensation expense in the financial statements. In addition, during the nine months ended September 30, 2021, a total of 30,181 stock options were exercised by management.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.  Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at September 30, 2021, and December 31, 2020, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2020	76,037	$1.03
Outstanding at December 31, 2020	76,037	$1.03
Exercised	(30,181)	0.96
Outstanding at September 30, 2021	45,856	$1.07
Options exercisable at December 31, 2020	55,208	$0.94
Options exercisable at September 30, 2021	31,970	$0.99

Exercise prices for options ranged from $0.84 to $1.25 at September 30, 2021. The weighted average option price for all options outstanding at September 30, 2021, was $1.07 with a weighted average remaining contractual life of 5.0 years.

Note 5.  Preferred Stock

Dividends on the Series B preferred stock accrue at 10% annually on the outstanding shares. Dividends on the Series B preferred stock were $6,038 for the three months ended September 30, 2021, and 2020, and $18,114 for the nine months ended September 30, 2021, and 2020. The Company had accrued dividends on Series B preferred stock of $259,634 at September 30, 2021, and $265,672 at December 31, 2020. These amounts are included in Convertible preferred stock, Series B, on the balance sheet at September 30, 2021, and December 31, 2020. During June 2021, and June 2020, a dividend payment of $24,152 was made to preferred shareholders.

Note 6.  Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2021	2020
	(unaudited)
Raw materials	$522,058	$206,668
Work-in-process	1,201,672	877,812
Finished goods	283,416	120,097
Inventory reserve	(25,118)	(24,218)
	$1,982,028	$1,180,359

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

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2021	2020	2021	2020
Income applicable to common shares	$662,644	$52,461	$1,424,701	$142,361

Weighted average common shares outstanding - basic	4,500,256	4,436,185	4,492,736	4,411,390

Effect of dilution	31,267	10,874	29,010	8,882
Weighted average shares outstanding - diluted	4,531,523	4,447,059	4,521,746	4,420,272

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

The Company had a line of credit with Huntington National Bank for $1 million which was closed during the third quarter of 2021. It had an expiration date of October 5, 2021. No amounts were drawn on this line of credit during 2021.

The Company commenced a line of credit with Fifth Third Bank for $1 million during August of 2021. The line of credit bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. This line of credit has a maturity date of August 29, 2022. At September 30, 2021, no amounts were drawn on the line of credit.

Note 9.  Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2021, is based on our projected annual effective tax rate for fiscal year 2021, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $200,189 and $0 for the three months ended September 30, 2021, and 2020 respectively, and $338,282 and $1,900 for the nine months ended September 30, 2021, and 2020 respectively.

The federal effective tax rate was 17.8% for the nine months ended September 30, 2021. The difference compared to the federal statutory rate of 21% was due primarily to a tax benefit of $325,300 from the PPP loan forgiveness.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.  Income Taxes (continued)

Following is the income tax expense for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Federal - deferred	$185,183	$—	$316,185	$—
State and local	15,006	—	22,097	1,900
	$200,189	$—	$338,282	$1,900

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. A valuation allowance of $0 has been recorded against the realizability of the net deferred tax asset at September 30, 2021, and December 31, 2020. The Company had net operating loss carryforwards available for federal and state tax purposes of approximately $3,700,000 at December 31, 2020, which expire in varying amounts through 2035.

As of December 31, 2020, management determined that there was sufficient positive evidence to conclude that it was more likely than not that deferred taxes of $1,019,317 were realizable in part because the Company achieved four consecutive years of pretax income, expects profits to continue for the foreseeable future and implemented new efficiencies in the Company’s manufacturing process. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary, and the deferred tax asset was $703,132 at September 30, 2021.

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014, for its headquarters in Columbus, Ohio. The terms of the lease include monthly rental payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $82,600 and $80,900 during the nine months ended September 30, 2021, and 2020, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of September 30, 2021:

2021	$27,797
2022	112,611
2023	114,857
2024	102,550
Total minimum lease payments	357,815
Less debt discount	31,897
Total operating lease obligations	$325,918

Operating cash outflows from operating leases	$219,400
Weighted average remaining lease term – operating leases	3.2	years
Weighted average discount rate – operating leases	5.5%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11. Finance Leases

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of September 30, 2021, are shown in the following table.

2021	$39,624
2022	105,154
2023	101,675
2024	49,859
Total minimum lease payments	296,312
Less amount representing interest	16,393
Present value of minimum lease payments	279,919
Less current portion	108,832
Finance lease obligations, net of current portion	$171,087

The equipment under finance lease at September 30, 2021, and December 31, 2020, is included in the accompanying balance sheets as follows:

	Sept. 30, 2021	Dec. 31, 2020
Machinery and equipment	$745,289	$745,289
Less accumulated depreciation and amortization	213,383	157,486
Net book value	$531,906	$587,803

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

During the first nine months of 2021 the Company was approved by Fifth Third Equipment Finance Company for an equipment line of credit not to exceed $800,000 with an implicit rate of 2.71% at time of approval. Delivery and acceptance of new production equipment must be no later than December 31, 2021. Due to the improved cash position of the Company, management determined it was preferable to reinvest these funds directly into the purchase of the production equipment received during the first nine months of 2021, rather than initiate a new lease. The cost of this equipment was approximately $341,655. In addition, a deposit of $220,075 was made towards a purchase order of $440,150 for new equipment expected to arrive by the end of 2021. Should the Company choose to initiate a finance lease for this equipment, the lease schedule is to commence upon acceptance of delivered equipment. The final lease rate factor or loan interest rate shall be fixed at funding using the Bloomberg SWAP Rate report for the most recent previous day close and shall remain constant throughout the term. At September 30, 2021, no amounts were drawn on the equipment line of credit.

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

Executive Summary

In March 2020, the World Health Organization declared the coronavirus disease (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since then, some federal, state, and local executive orders have been lifted and we continue to follow practical safety procedures. These procedures include, but are not limited to wearing masks, social distancing, staggering start times, and teleconferencing versus in person meetings. Almost all of our employees have been fully vaccinated. We recently resumed in person meetings with some customers and continue to maintain regular contact, via phone and other electronic means, with other customers and suppliers whom we are still unable to visit in person.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Two additional issues are affecting national and global market conditions. First, supply chain disruptions have become more frequent in recent months for the Company and some of its customers. Thus far, we have not experienced material adverse effects regarding product shipments; however, timely sourcing of certain materials is of increased concern. Second, published articles and corporate announcements continue to address the global semiconductor chip shortage, which is anticipated to continue into 2022. It is affecting some of our customers which could impact the Company’s revenue, volume, and profitability. We continue to actively monitor these developments, including ongoing contact with our suppliers and customers, and adapting to their specific circumstances and forecasts.

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

The Employee Retention Credit, as originally enacted on March 27, 2020, by the CARES Act, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020, and before January 1, 2021. The Taxpayer Certainty and Disaster Tax Relief Act (the “Relief Act”), enacted on December 27, 2020, amended, and extended the ERC. On March 1, 2021, the IRS released Notice 2021-20 to provide guidance on the original ERC, as modified by the Relief Act. During 2021 we filed Form 941-X to claim a credit of $105,000 on qualified wages paid in 2020. This receivable appears on the balance sheet as of September 30, 2021, as Tax Receivable, and as a credit to wages in the Statement of Operations during the nine months ended September 30, 2021.

The Relief Act extended and enhanced the Employee Retention Credit for qualified wages paid after December 31, 2020, through June 30, 2021. Under the Relief Act, eligible employers may claim a refundable tax credit against certain employment taxes equal to 70% of the qualified wages an eligible employer pays to employees after December 31, 2020, through June 30, 2021. As of the March 11, 2021 passage of the American Rescue Plan Act, the ERC is available for all four quarters of 2021.

During the first quarter of 2021, we experienced a decline in gross receipts of 25% compared to the first quarter of 2019. This decline, along with continued underutilization of certain manufacturing equipment, reduction in employee’s workloads, travel restrictions and supply chain issues, qualified us to receive this credit. We filed Form 941 for the first quarter of 2021 and claimed a credit of $150,507 on qualified wages paid in the first quarter of 2021. These funds were received during the second quarter of 2021 and appear as a credit to wages in the Statement of Operations during the nine months ended September 30, 2021. An employer that has a decline continues to be eligible until the end of the calendar quarter in which gross receipts are greater than 80% of its 2019 calendar quarter receipts. Thus, we were eligible for this credit for the second quarter of 2021 in the amount of $151,701, which appears as a credit to wages in the Statement of Operations for the nine months ended September 30, 2021.

During the second quarter of 2021, we experienced a decline in gross receipts of 30% compared to the second quarter of 2019. This decline, along with continued underutilization of certain manufacturing equipment, reduction in employee’s workloads, travel restrictions and supply chain issues, qualified us to receive this credit for the third quarter of 2021. As previously mentioned, an employer that has a decline in gross receipts continues to be eligible until the end of the calendar quarter in which gross receipts are greater than 80% of its 2019 calendar quarter receipts. Thus, we were eligible for this credit for the third quarter of 2021 in the amount of $153,713, which appears as a credit to wages in the Statement of Operations for the three and nine months ended September 30, 2021. $73,852 was applied as a credit to payroll taxes throughout the third quarter and the remainder appears on the balance sheet as Tax Receivable as of September 30, 2021.

In addition, the American Rescue Plan Act of 2021 allows eligible employers with fewer than 500 employees to qualify for a tax credit for providing paid time off for each employee receiving COVID-19 vaccinations and for any time needed to recover from the vaccine. The Company received a credit of $11,042 and this amount appears as a credit to wages in the Statement of Operations for the three and nine months ended September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended September 30, 2021, we had record total revenue of $5,211,169. This was an increase of $3,717,091 or 248.8%, compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, we had total revenue of $10,205,528. This was an increase of $2,666,068, or 35.4%, compared to the nine months ended September 30, 2020. The increase was principally due to higher raw material pricing for the 2021 third quarter, in addition to increased volume and improved product mix throughout the first nine months of 2021 compared to a year ago.

Gross profit was a record $1,302,368 for the three months ended September 30, 2021, compared to $459,139 for the same three months in 2020 and $2,667,958 and $1,406,261 for the nine months ended September 30, 2021, and 2020, respectively. These increases were due to volume, product mix, and improved manufacturing efficiency. In addition, $90,082 and $328,356 was related to the ERC and ARP credits for the three and nine months ended September 30, 2021, respectively.

Operating expenses were $425,341 and $391,582 for the three months ended September 30, 2021, and 2020, respectively and $1,187,353 and $1,223,459 for the nine months ended September 30, 2021, and 2020, respectively.

Income from operations was $877,027 and $67,557 for the three months ended September 30, 2021, and 2020, respectively, which included $164,755 related to the ERC and ARP credits during the third quarter of 2021. Income from operations was $1,480,605 and $182,802 for the nine months ended September 30, 2021, and 2020, respectively, which included $571,962 related to the ERC and ARP credits during the first nine months of 2021.

Consistent with our growth strategy, we have identified niche markets that can benefit from our expertise in custom powder solutions, such as near-infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2021 (unaudited) compared to three and nine months ended September 30, 2020 (unaudited):

Revenue

For the three months ended September 30, 2021, we had total record revenue of $5,211,169. This was an increase of $3,717,091 or 248.8%, compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, we had total revenue of $10,205,528. This was an increase of $2,666,068 or 35.4%, compared to the nine months ended September 30, 2020. The increase was principally due to higher raw material pricing in the 2021 third quarter, in addition to increased volume and improved product mix throughout the first nine months of 2021. During 2020, total revenue was adversely impacted by lower volume, pricing, and COVID-19 related issues. We anticipate revenue for the fourth quarter of 2021 to be below the 2021 third quarter amount, primarily due to lower raw material pricing. Volume is expected to remain stable during the 2021 fourth quarter compared to the third quarter of 2021.

Gross profit

Gross profit was a record $1,302,368 for the three months ended September 30, 2021, compared to $459,139 for the same three months in 2020. This was an increase of $843,229 or 183.7%. Gross profit as a percentage of revenue (gross margin) was 25.0% for the third quarter of 2021 compared to 30.7% for the same period in 2020. Gross profit was $2,667,958 for the nine months ended September 30, 2021, compared to $1,406,261 for the first nine months of 2020. This was an increase of $1,261,697 or 89.7%.  Gross margin was 26.1% for the first nine months of 2021 compared to 18.7% for the same period in 2020. These increases were due to volume, product mix, and improved manufacturing efficiency. In addition, $90,082 and $328,356 was related to the ERC and ARP credits for the three and nine months ended September 30, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expense

General and administrative expense for the three months ended September 30, 2021, and 2020, was $306,997 and $263,444, respectively, an increase of 16.5%. General and administrative expense for the nine months ended September 30, 2021, and 2020, was $878,586 and $818,825, respectively, an increase of 7.3%. Increase in compensation, including year-end accruals, was partially offset by the ERC and ARP credits of $22,354 during the third quarter of 2021 and $79,354 for the nine months ended September 30, 2021.

Professional fees

Included in total expense was $44,385 and $39,694 for professional fees for the three months ended September 30, 2021, and 2020, respectively and $169,143 and $159,831 for the nine months ended September 30, 2021, and 2020, respectively. These expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and development expense

Research and development expense for the three months ended September 30, 2021, was $56,612 compared to $83,276 for the same period in 2020, a decrease of 32.0%. Research and development expense for the nine months ended September 30, 2021, was $149,208 compared to $260,601 for the same period in 2020, a decrease of 42.7%. This decrease was primarily related to the ERC and ARP credits of $29,224 during the third quarter of 2021 and $90,974 during the first nine months of 2021. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $61,732 and $44,862 for the three months ended September 30, 2021, and 2020, respectively. This was an increase of $16,870 or 37.6%. Compensation expense related to an increase in staff in 2021 was offset by the ERC and ARP credits of $23,095. Travel expenses were up slightly as we were able to attend one tradeshow, but some tradeshows have been cancelled or moved to virtual, including some scheduled for the fourth quarter of 2021. We continue to maintain regular contact, via phone and other electronic means, with other customers and suppliers whom we are still unable to visit in person due to the ongoing COVID-19 pandemic.

Marketing and sales expense was $159,559 and $144,033 for the nine months ended September 30, 2021, and 2020, respectively. This was an increase of 10.8%. Higher outside consulting expense and compensation expense related to an increase in staff in 2021 were partially offset by the ERC and ARP credits of $73,278.

Stock compensation expense

Included in total expenses were non-cash stock-based compensation costs of $8,670 and $31,182 for the three months ended September 30, 2021, and 2020, respectively, and $39,233 and $93,544 for the nine months ended September 30, 2021, and 2020, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $7,487 as of September 30, 2021, and will be recognized through 2023.

Interest

Interest expense was $8,156 and $9,058 for the three months ended September 30, 2021, and 2020, respectively. Interest expense was $24,808 and $20,427 for the nine months ended September 30, 2021, and 2020, respectively. Lower interest income during 2021 resulted in an increase to overall interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income taxes

Income tax expense was $200,189 and $0 for the three months ended September 30, 2021, and 2020, respectively, and $338,282 and $1,900 for the nine months ended September 30, 2021, and 2020, respectively. In December 2020, we reversed in full our valuation allowance that had been recorded against the unrealizability of the deferred tax asset, which resulted in the recording of the asset of $1,019,317 at December 31, 2020. Management considered new evidence, both positive and negative, during the first nine months of 2021 that could affect its view of the future realization of deferred tax assets and determined that no valuation allowance was necessary at September 30, 2021, and the deferred tax asset was $703,132 at September 30, 2021.

Income applicable to common shares

Income applicable to common shares for the three months ended September 30, 2021, and 2020, was $662,644 and $52,461, respectively. Income applicable to common shares for the nine months ended September 30, 2021, and 2020 was $1,424,701 and $142,361, respectively. These increases were primarily the result of higher revenue, improved gross profit, and the Employee Retention Credit for the three and nine months ended September 30, 2021, as well as forgiveness of the PPP Loan in the first quarter of this year.

Liquidity and Capital Resources

Cash

As of September 30, 2021, cash on hand was $3,953,385 compared to $2,917,551 at December 31, 2020, an increase of 35.5%.

Working capital

At September 30, 2021, working capital was $4,152,431 compared to $2,810,629 at December 31, 2020, an increase of $1,341,802, or 47.7%, primarily due to the increase in cash of $1,035,834.

Cash from operations

Net cash provided by operating activities during the nine months ended September 30, 2021, was $1,780,698 and $504,561 for the nine months ended September 30, 2020. This included depreciation and amortization of $329,104 and $338,616 and non-cash stock-based compensation costs of $39,233 and $93,544 for the nine months ended September 30, 2021, and 2020, respectively. In addition, due to orders received throughout 2021, accrued expenses and customer deposits increased $887,869, inventory increased $801,669, accounts receivable increased $298,706 and accounts payable increased $165,371.

Cash from investing activities

Cash of $615,088 and $49,023 was used in investing activities during the nine months ended September 30, 2021, and 2020, respectively, for the acquisition of production equipment.

Cash from financing activities

Cash of $123,715 and $84,238 was used in financing activities for principal payments to third parties for finance lease obligations during the nine months ended September 30, 2021, and 2020, respectively. The increase is due to the commencement of a finance lease during the third quarter of 2020 for the rebuild of production equipment. Also, a dividend payment of $24,152 was made to owners of our Series B preferred stock during the second quarter of 2021 and 2020.

Debt outstanding

Total debt outstanding decreased to $279,919 at September 30, 2021, from $728,934 at December 31, 2020, a decrease of 61.6%. As previously mentioned, cash of $123,715 was used for principal payments for finance lease obligations and our PPP loan of $325,300 was forgiven in full by the SBA.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2021, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated October 27, 2021, entitled “SCI Engineered Materials, Inc., Reports 2021 Third Quarter and Year-to-Date Results.”

101

The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) Notes to Financial Statements.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: October 27, 2021	/s/ Jeremiah R. Young
Jeremiah R. Young, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)