Form 10-K
period 2021-12-31
SCI Engineered Materials, Inc.
filed 2022-02-04
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2021

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

Yes ☐ No ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $10,815,396 on June 30, 2021. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. There were 4,506,269 shares of the Registrant’s Common Stock outstanding on February 3, 2022.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	SCIA	OTCQB

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 20221 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

PART I

ITEM 1.BUSINESS

Introduction

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), an Ohio corporation, was incorporated in 1987. We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications. We are focused on markets within the PVD industry including Aerospace, Defense, Glass, Photonics, and Solar. Substantially all revenues are generated from customers with multi-national operations. Through collaboration with end users and Original Equipment Manufacturers, the Company develops innovative customized solutions enabling commercial success.

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

SCI and TMI were merged in 2002. We continued to manufacture complex ceramic, metal, and alloy products for the photonic, photovoltaic, media storage, flat panel display, and semiconductor industries. The Company’s name was changed to SCI Engineered Materials, Inc. from Superconductive Components, Inc. in 2007 to reflect its expanded market focus.

In January 2017, we received ISO 9001:2015 registration, an internationally recognized quality standard. We received ISO 9001:2008 registration in April 2010 and prior to that time we were ISO 9001:2000 registered.

For more than three decades we have been developing considerable expertise in the development and manufacturing ramp-up of innovative materials, such as Transparent Conductive Oxides (TCO)s. The Company is committed to finding further growth and is pursuing opportunities that can benefit from this expertise. Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions. We actively seek to partner with organizations to provide solutions for difficult material challenges.

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

We continue to pursue niche opportunities where our core competencies give us an advantage and complement our manufacturing capabilities allowing us to enter new markets with minimal capital investment. This disciplined approach enables us to focus on those opportunities that are the best fit for our capabilities and offer the greatest long-term return. Considerations include our core strengths, resource requirements, and time-to-market.

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

In 2018, we began to supply target materials to the roll-to-roll coating industry. Roll-to-roll PVD coating is an emerging market in which intermediate manufacturers use our advanced materials to coat flexible substrates for a wide range of applications. In a roll-to-roll coating system, multiple layers of different materials can be deposited over large areas on flexible substrates without costly down time associated with breaking vacuum. These coated substrates can be used as standalone products in high volume consumer goods or can be laminated into electronic and optical components such as solar panels, architectural glass and displays. Our rotatable bonding technology, compounded with our material development capabilities, position us well in this emerging market for potential growth.

We continue to invest in developing new products for all current markets with emphasis on accelerating time to market.

For the year ended December 31, 2021, we had total revenue of $13,448,021. This was an increase of $2,551,922 or 23.4% compared to 2020. This increase was primarily due to increased volume and higher raw material pricing. During 2020, total revenue was adversely impacted by lower volume, pricing, and COVID-19 related issues.

Our largest customer represented approximately 63% of total revenues in 2021 and 75% in 2020. Revenue from new customers in additional niche markets contributed to the year-over-year percentage decline.

Marketing and Sales

Europe and Asia, as well as the Americas, have high demand for sputtering targets. We continue to seek ways to expand our global marketing reach. We use various distribution channels for specific end markets through direct sales by our employees, independent distributors, and manufacturers’ representatives for international markets. We have manufacturer’s representatives in the Chinese, Korean and Taiwanese markets. Also, the internet provides tremendous opportunities for us to reach new customers with compatible product needs.

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

Metals

In addition to the ceramic targets previously mentioned, we produce metal sputtering targets and backing plates. The targets are often bonded to the backing plates for applications in the PVD industry. These targets can be produced by casting, hot pressing and machining of metals and metal alloys depending on the application.

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

Competition

We have several domestic and international competitors in both the ceramic and metal fields, including Kurt Lesker, Process Materials, Inc. and Tosoh, who also supply targets.

Suppliers

Principal suppliers in 2021 were Johnson Matthey, Six Nine Metals and Silicon-HQ. In every case, we have established alternate vendors that can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

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

New Product Initiatives

We are committed to expanding our core competencies in growth areas through development of innovative applications, continuing to pursue stronger customer relationships and entry into compatible niche markets.

Building on more than three decades of materials science expertise, we have developed several new applications for different markets. For example, we recently achieved commercial success with an electrically conductive Molybdenum Oxide material that has led to initial development of a commercially feasible rotary target with similar properties. Molybdenum Oxide is used in photovoltaic and optoelectronic markets which value rotary target geometry in their commercial processes. We have a patent pending on our high-power density bond process which has been initially well received by customers in the aerospace industry.

Zinc Magnesium Oxide and Zinc Tin Oxide materials may be used as a buffer layer material in CIGS solar cells. We are also exploring material applications in differing manufacturing areas that can capitalize on our expertise and industry relationships. Additional applications involve materials such as tungsten and molybdenum.

Consistent with our growth strategy, we have also identified niche markets that can benefit from our expertise in custom powder solutions, such as near infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

Our research and development team includes a Ph.D. with a degree in Material Science. This knowledge base benefits our achievement of innovative product solutions. These applications require a deeper understanding beyond material properties. Our team provides knowledge in the areas of optical and electrical properties in these applications.

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

We also have an additional patent application pending in the US Patent and Trademark Office relating to specific technology that protects our processes used in achieving superior bonding in planar and rotatable targets which we intend to prosecute to issuance.

During 2016 we were granted a federal trademark registration for “SCI Engineered Materials”. We have additional rights in common law trademarks and services marks, as well as in our branding properties, including our blue logo.

We rely on a combination of patent and trademark law, license agreements, internal procedures, and nondisclosure agreements to protect our intellectual property; however, it should be noted that these measures may be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries in which our products may be produced or sold may not protect our intellectual property rights to the same extent as the laws of the United States.

In the future, we may submit additional patent applications covering various inventions which have been developed by us. Although we cannot be guaranteed that these submissions will result in the issuance of patent. For example, the publication of U.S. patent applications can be delayed for up to one year, and tend to lag actual discoveries, and so that we may not be the first creator of inventions covered by pending patent applications or the first to file patent applications for such inventions. Additionally, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, they may design around the patented aspects of any technologies we have developed or licensed.

Employees

We had 21 full-time employees as of December 31, 2021, and 2020. One of these employees holds a PhD in Material Science. We have never experienced a work stoppage and consider our relations with employees to be good. The employees do not have a bargaining unit. We are committed to continuing to provide an open and accountable workplace where employees feel empowered to speak up and raise issues. With this in mind, we provide multiple channels to speak up, ask for guidance, and report concerns. We also provide employees with paid time off to volunteer in local communities.

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

Collections and Write-offs

We collected receivables in an average of 39 days in 2021. We have occasionally written-off negligible amounts of accounts receivable as uncollectible and there were none in 2021 and 2020. We consider credit management critical to our success.

Seasonal Trends

We have not experienced and do not expect to experience seasonal trends in future business operations.

ITEM 1A.RISK FACTORS

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

Prior to 2017, the Company frequently reported annual net losses. Our results for 2021 reflect the fifth consecutive year of net income; however, we cannot provide assurances that we will be able to operate profitably in the future. We continue to invest in developing new products for all our markets. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

During 2021 we reduced our accumulated deficit by $1,678,824 to $6,061,617 at December 31, 2021. Management’s plans include growing our business in current and additional niche markets, developing new products and increasing our revenue and presence in those markets. Management believes the actions that began during the last several years and continue today provide the opportunity for maintaining and improving liquidity and profitability. However, no assurances are made that such actions will result in sustained profitability.

A substantial portion of our sales has been dependent upon certain principal customers, the loss of whom could materially negatively affect the Company’s total sales.

Our top two customers accounted for approximately 84% of our net sales for the fiscal year ended December 31, 2021. Although they have been major customers of the Company for several years, we do not have written agreements with these customers that require any minimum purchase obligations, and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits. We cannot provide assurance that these customers or any of our other current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

We have limited marketing and sales capabilities outside North America.

We continue to develop our marketing and sales capabilities through targeted marketing, sales, technical, customer service and distribution capabilities. We may enter into agreements with third parties to also provide these services to successfully market our products.

Our success depends on our ability to retain key management personnel.

Our success depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. The loss of services of one of our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel could have a material adverse effect on our business, operating results, and financial condition. Jeremy Young was named President and chief executive officer in 2019 and has an employment agreement with the Company that contains non-competition provisions as well as severance payments. Mr. Young has been with the Company for more than sixteen years. All other key management personnel have entered into non-competition agreements with the Company. Although we have been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that we will be able to do so in the future.

Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business.

We believe a key portion of future success depends on the efforts and talent of our employees, including technical and skilled mechanical personnel. This will be dependent on continuing to attract, develop, motivate, and retain qualified and skilled employees. Competition for highly skilled technical, risk management and financial personnel is expected to remain intense. We may not be able to hire and retain qualified personnel at compensation levels consistent with our compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

We invest significant time and expense in training our employees and we continue to implement new employee retention strategies. If we fail to retain our employees, we could incur significant expenses in hiring and training new employees, and the quality of our services and our ability to serve our customers could decline, resulting in a material adverse effect to our business.

Changes in the strategies of key trade customers may adversely affect our business.

Our products are sold in a highly competitive global marketplace which continues to experience increased concentration. We may be negatively affected by changes in the strategies of our trade customers, such as inventory de-stocking, delisting of our products, and other conditions.

Disaster and other adverse events may seriously harm our business.

Our manufacturing facility may suffer harm as a result of natural or man-made disasters such as storms, earthquakes, hurricanes, tornadoes, floods, fires, terrorist attacks and other conditions. Such events could disrupt our operations, harm our operations and employees, severely damage or destroy our facility, adversely impact our business, reputation, and financial performance, or otherwise cause our business to suffer in ways that cannot currently be predicted.

Public health epidemics or outbreaks could adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it spread to other countries and infections were reported globally. The extent to which the coronavirus and subsequent strains impact our operations will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally or emergence of new strains could adversely impact our operations, including our manufacturing and supply chain. Our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. Similarly, federal, state, and local mandates, or travel restrictions resulting from the rapid spread of contagious illnesses may have a material adverse effect on our business and results of operations.

Our competitors have far greater financial and other resources than us.

The market for PVD materials is substantial with significant competition in both ceramic and metal materials. While we believe that our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as Kurt Lesker, Process Materials, Inc., and Tosoh, all of which have more financial resources than us. We cannot provide assurance that developments by others will not render our products or technologies obsolete or less competitive.

Additional development of our products may be necessary due to uncertainty regarding development of markets.

Some of our products are in the early stages of commercialization and we believe it will be several years before these products have significant commercial end-use applications, and significant development work may be necessary to improve the commercial feasibility and acceptance of these products. There can be no assurance that we will be able to commercialize any of the products currently under development.

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

Our liquidity and financial condition could be materially and adversely affected if our ability to borrow money from new or existing lenders to finance our operations is reduced or eliminated. Similar adverse effects may also result if we realize reduced credit availability from trade creditors. Additionally, many of our customers require availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have adverse effects on our business. The Company has a line of credit with Fifth Third Bank for $1 million which expires on August 29, 2022.

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

We face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; employee threats; threats to the safety of our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts or other acts of aggression. Our customers and vendors face similar threats. Although we utilize internal and external independent controls to monitor and mitigate the risk of these threats, including periodic Information Technology training for all employees, there can be no assurance that these procedures and controls will be sufficient. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our user’s or customer’s data. These threats could lead to losses of sensitive information or capabilities, harm to personnel, infrastructure, or products, and/or damage to our reputation as well as our vendor’s ability to perform on our contracts.

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

We rely on a combination of patent and trademark law, license agreements, internal procedures, and nondisclosure agreements to protect our intellectual property. These may be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries in which our products may be produced or sold may not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our patent and proprietary information could adversely affect us.

Rights we have to trademarks, patents and pending patent applications may be challenged.

We have a portfolio of intellectual property that includes common law and state rights, as well of federally and internationally recognized trademark and patent rights. In addition, we take active precautions to protect our trade secret rights through various contractual means. However, we recognize that third parties may challenge these rights, including through unauthorized use or misappropriation or theft, or by legal challenge in administrative or challenge in state or district court. Such challenges include the risks of long and costly litigation, as well as the potential loss of property rights and the assessment of damages against a losing party.

Risks relating to Intellectual Property.

Because U.S. patent applications are maintained in secret until patents are issued, and publications of discoveries in the scientific or patent literature tend to lag actual discoveries by several months, we may not be the first creator of inventions covered by issued patents or pending patent applications or the first to file patent applications for such inventions. Moreover, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial costs. Litigation may also be necessary to enforce any patents held by or issued to us or to determine the scope and validity of others’ proprietary rights, which could result in substantial costs.

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

The PVD market is characterized by rapidly advancing technology coupled with long and uncertain paths to large market acceptance. Our success depends on our ability to keep pace with advancing technology and processes and industry standards. We have focused our development efforts on sputtering targets. We intend to continue to develop innovative materials and integrate those advances to the thin film coatings industry and other potential industries. However, our development efforts may be rendered obsolete by research efforts and technological advances made by others or by the failure of anticipated markets to emerge, and materials other than those we currently use may prove more advantageous.

Risks Related to Our Common Stock

Our Articles of Incorporation authorize us to issue additional shares of stock.

The Company is authorized to issue up to 15,000,000 shares of common stock, which may be approved by our Board of Directors for such consideration, as they may consider sufficient without seeking shareholder approval. As of December 31, 2021, we had 4,506,269 shares outstanding and 27,418 shares underlying options that are currently exercisable resulting in 10,466,313 shares of common stock available for issue. The issuance of additional shares of common stock in the future may reduce the proportionate ownership and voting power of current shareholders.

Our Articles of Incorporation authorize us to issue up to 260,000 shares of preferred stock. The issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control. The Board of Directors voted in November 2021 to authorize full redemption of 24,152 shares of the Company’s Convertible Preferred Stock, Series B (“Series B”) effective December 31, 2021. This involved cash payments of $248,766 ($10.30 per Series B share, which includes a 3% premium to the stated value of $10 per share), plus unpaid annual dividends of $265,672 ($11.00 per Series B share).

We have not paid dividends on our common stock in the past and do not expect to do so in the foreseeable future.

We have never declared or paid cash dividends on our shares of common stock and do not expect to do so in the foreseeable future. We intend to use future earnings for the growth of our business. As a result, investors must rely on sales of the common stock after price appreciation, which may not occur, as the best way to realize future gains on their investments.

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

Various provisions of Ohio corporation laws as well as our corporate governance documents may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving our investors of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

●	A requirement that a special meeting of the shareholders must be called by our Board of Directors, Chairperson, the President, or the holders of shares with voting powers of at least fifty percent (50%).
●	Advanced notice requirements for shareholder proposals and nominations.
●	The availability of “blank check preferred stock.”

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

Our stock price, trading volume, and market listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices. In 2001, our stock began trading on The Over-the-Counter Bulletin Board, now known as the OTC Markets. Our common stock trades in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchases of our common stock at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on a major stock exchange.

Our common stock has been subject to the Securities and Exchange Commission’s “penny stock” regulations, which may limit the liquidity of common stock held by our shareholders.

Our common stock currently trades on the OTC Markets’ OTCQB market under the symbol “SCIA”. Based on a trading price below $5 per share, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to regulations, which affected the ability of broker-dealers to sell our securities. Broker-dealers who recommend a “penny stock” to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser’s written agreement to a transaction prior to sale.

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

Risks Related to Government Regulation

We are subject to anti-corruption laws in the jurisdictions in which we may operate, including anti-corruption laws of China and the Federal Corrupt Practices Act (FCPA). Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.PROPERTIES.

Our office and manufacturing facilities are located at 2839 Charter Street, Columbus, Ohio, where we occupy approximately 32,000 square feet. We moved our operations into this facility in 2004. The lease on the property expires on November 30, 2024.

We are current on all operating lease liabilities.

ITEM 3.LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our common stock currently trades on the OTC Markets’ OTCQB market under the symbol “SCIA”.

Based on its trading price, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to certain regulations. See “Risk Factors” for specific disclosures concerning the market for the Company’s common stock.

Holders of Record

As of December 31, 2021, there were approximately 225 registered holders of record of our common stock and 4,506,269 shares issued and outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We intend to use our future earnings for the growth of the business.

The Board of Directors voted in November 2021 to authorize full redemption of 24,152 shares of the Company’s Convertible Preferred Stock, Series B (“Series B”) effective December 31, 2021. This involved cash payments of $248,766 ($10.30 per share, which includes a 3% premium to the stated value of $10 per share), plus unpaid annual dividends of $265,672 ($11.00 per share).

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2021, concerning shares of our common stock that may be issued upon the exercise of options and rights under our existing equity compensation plans and arrangements approved by our shareholders which include our 2011 Stock Option Plan and 2006 Stock Option Plan. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights, and the number of shares remaining available for future grants (excluding the shares to be issued upon exercise of outstanding options and other rights).

Number of securities
remaining available for
	Number of Securities to		issuance under equity
	be issued upon exercise	Weighted-average exercise	compensation plans
	of outstanding options	price of outstanding options	(excluding securities
	and rights	and rights	reflected in column (a))
	(a)	(b)	©
Equity compensation plans	41,304	$1.05	228,939

ITEM 6.RESERVED.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Based on ongoing conversations with customers, we do not expect to experience any material impairments or changes in accounting judgements related to COVID-19. Although we continue to face a period of uncertainty regarding the ongoing impact of the COVID-19 pandemic and emergence of new variants on projected customer demand, market conditions continue to gradually improve. In the midst of this challenging environment, we remain focused on taking the necessary steps to respond quickly to changes in our business through specific contingency plans including (but not limited to): reviewing and monitoring planned capital expenditures, reviewing all operating expenses for opportunities to reduce and/or defer spending, and aligning inventory to planned shipments and estimated revenue.

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

Two additional issues continue to affect national and global market conditions. First, supply chain disruptions have become more frequent in recent months for the Company and some of its customers. Thus far, we have not experienced material adverse effects regarding product shipments; however, timely sourcing of certain materials is of increased concern. Second, published articles and corporate announcements continue to address the global semiconductor chip shortage, which is anticipated to continue in 2022. This shortage is affecting some of our customers which could impact the Company’s revenue, volume, and profitability. We continue to actively monitor these developments, including ongoing contact with our suppliers and customers, and adapting to their specific circumstances and forecasts.

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

The Employee Retention Credit (“ERC”), as originally enacted on March 27, 2020, by the CARES Act, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020, and before January 1, 2021. The Taxpayer Certainty and Disaster Tax Relief Act (the “Relief Act”), enacted on December 27, 2020, amended, and extended the ERC. On March 1, 2021, the IRS released Notice 2021-20 to provide guidance on the original ERC, as modified by the Relief Act. During 2021 we filed Form 941-X to claim a credit of $105,000 on qualified wages paid in 2020. This receivable appears on the balance sheet as of December 31, 2021, as Tax Receivable, and as a credit to wages in the Statement of Operations during the twelve months ended December 31, 2021.

The Relief Act extended and enhanced the ERC for qualified wages paid after December 31, 2020, through June 30, 2021. Under the Relief Act, eligible employers may claim a refundable tax credit against certain employment taxes equal to 70% of the qualified wages an eligible employer pays to employees after December 31, 2020, through June 30, 2021. As of the March 11, 2021, passage of the American Rescue Plan Act, the ERC was available for all four quarters of 2021. However, the Infrastructure Investment and Jobs Act enacted on November 15, 2021, ended the ERC effective September 30, 2021.

During the first quarter of 2021, we experienced a decline in gross receipts of 25% compared to the first quarter of 2019. This decline, along with continued underutilization of certain manufacturing equipment, reduction in employee’s workloads, travel restrictions and supply chain issues, qualified us to receive the ERC. We filed Form 941 for the first quarter of 2021 and claimed a credit of $150,507 on qualified wages paid in the first quarter of 2021. These funds were received during the second quarter of 2021 and appear as a credit to wages in the Statement of Operations during 2021. An employer that has a decline continues to be eligible until the end of the calendar quarter in which gross receipts are greater than 80% of its 2019 calendar quarter receipts. Thus, we were eligible for this credit for the second quarter of 2021 in the amount of $151,701, which appears as a credit to wages in the Statement of Operations for 2021.

During the second quarter of 2021, we experienced a decline in gross receipts of 30% compared to the second quarter of 2019. This decline, along with continued underutilization of certain manufacturing equipment, reduction in employee’s workloads, travel restrictions and supply chain issues, qualified us to receive the ERC for the third quarter of 2021. As previously mentioned, an employer that has a decline in gross receipts continues to be eligible until the end of the calendar quarter in which gross receipts are greater than 80% of its 2019 calendar quarter receipts. As a result, we were eligible for this credit for the third quarter of 2021 in the amount of $153,713, which appears as a credit to wages in the Statement of Operations for 2021.

In addition, the American Rescue Plan Act of 2021 allows eligible employers with fewer than 500 employees to qualify for a tax credit for providing paid time off for each employee receiving COVID-19 vaccinations and for any time needed to recover from the vaccine. The Company received a credit of $11,042 and this amount appears as a credit to wages in the Statement of Operations for 2021.

For the year ended December 31, 2021, we had total revenue of $13,448,021. This was an increase of $2,551,992, or 23.4%, compared to 2020. The increase was primarily due to increased volume and higher raw material pricing. During 2020, total revenue was adversely impacted by lower volume, pricing, and COVID-19 related issues.

Gross profit was $3,529,255 for 2021 compared to $2,198,290 for 2020. The increase was attributable to higher revenue as well as product mix and improved manufacturing efficiency.

Operating expenses were $1,751,349 and $1,681,943 for 2021, and 2020, respectively.

Income from operations was $1,777,906 and $516,347 for 2021 and 2020, respectively, which included $571,962 related to the ERC and ARP credits during 2021.

Consistent with our growth strategy, we have identified niche markets that can benefit from our expertise in custom powder solutions, such as near-infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

New initiatives are also being pursued that utilize our vacuum hot press, cold isostatic press, and kilns for increased production and development projects, including diffusion bonding. We recently manufactured and sold conductive metal oxides for direct current sputtering of Tungsten Oxide and Molybdenum Oxide materials. We continue to invest in developing new products for all our markets including specialty bonding processes for Aerospace customers. Those products involve research and development expense to accelerate time to market.

RESULTS OF OPERATIONS

Year 2021 compared to Year 2020

Revenue

For the year ended December 31, 2021, we had total revenue of $13,448,021. This was an increase of $2,551,992, or 23.4%, compared to 2020. The increase was principally due to increased volume and higher raw material pricing in 2021. During 2020, total revenue was adversely impacted by lower volume, pricing, and COVID-19 related issues.

Gross profit

Gross profit was $3,529,255 for 2021 compared to $2,198,290 for 2020. Gross profit as a percentage of revenue (gross margin) was 26.2% and 20.2% for 2021 and 2020, respectively. The increase in gross profit and gross margin was attributable to higher revenue as well as product mix and improved manufacturing efficiency. In addition, $328,356 was related to the ERC and ARP credits recognized in 2021.

General and administrative expense

General and administrative expense for 2021 and 2020, was $1,280,579 and $1,148,615, respectively, an increase of 11.5%. Increases in compensation and professional fees were partially offset by the ERC and ARP credits of $79,354 during 2021.

Included in general and administrative expense was $270,609 and $222,024 for professional fees during 2021 and 2020, respectively. These expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees. Additional fees were incurred during 2021 for the redemption of the Company’s Convertible Preferred Stock, Series B.

Research and development expense

Research and development expense for 2021 was $235,679 compared to $337,823 for 2020, a decrease of 30.2%. This decrease was primarily related to ERC and ARP credits of $90,974 during 2021. Specialty materials continue to be researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $235,091 and $195,505 during 2021 and 2020, respectively. This was an increase of $39,586, or 20.2%. This increase was primarily related to higher compensation expense related to an increase in staff, outside consulting expense and increased travel with resumption of limited in-person meetings and industry tradeshows. These increased expenses were partially offset by the ERC and ARP credits of $73,278.

Stock compensation expense

Included in total expenses were non-cash stock-based compensation costs of $47,903 and $124,720 for 2021 and 2020, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $6,305 as of December 31, 2021, and will be recognized through 2023.

Interest

Interest expense was $32,140 and $32,087 for 2021 and 2020, respectively. Lower lease interest expense attributable to principal payments for lease obligations for 2021 was offset by less interest income due to lower interest rates during 2021 compared to the prior year.

Income taxes

Income tax expense was $392,242 for the twelve months ended December 31, 2021. In December 2020, we reversed in full our valuation allowance that had been recorded against the unrealizability of the deferred tax asset, which resulted in the recording of the asset of $1,019,317 at December 31, 2020. An income tax benefit of $1,017,503 for the year ended December 31, 2020, was recorded on the Statement of Operations. Management considered new evidence, both positive and negative, during 2021 that could affect its view of the future realization of deferred tax assets and determined that no valuation allowance was necessary, and the deferred tax asset was $663,820 at December 31, 2021.

Income applicable to common stock

Income applicable to common stock for 2021 and 2020 was $1,654,672 and $1,477,611, respectively. The income in 2021 was primarily the result of higher revenue, improved gross profit, and the ERC, as well as forgiveness of the PPP Loan in January 2021. The income tax benefit of $1,017,503 noted above represented a significant portion of income applicable to common stock for 2020.

Liquidity and Capital Resources

Cash

As of December 31, 2021, cash on hand was $4,140,942 compared to $2,917,551 at December 31, 2020. This increase of 44% was attributable to higher gross profit throughout 2021 as well as the ERC.

Working capital

At December 31, 2021, working capital was $3,907,135 compared to $2,810,629 at December 31, 2020, an increase of $1,096,506 or 39.0%. The increase was primarily due to the increase in cash noted above.

Cash from operations

Net cash provided by operating activities during 2021 was $2,610,548 and $991,032 during 2020. These figures represent net income net of noncash items, such as depreciation and amortization of $516,579 and $532,842 and non-cash stock-based compensation costs of $47,902 and $124,720 for 2021 and 2020, respectively. In addition, due to orders received throughout 2021, accrued expenses and customer deposits increased $834,718, and prepaid expenses increased $547,023 during 2021. Customer deposits decreased $1,378,531 and inventory decreased $1,566,457 during 2020. Deferred tax asset decreased $360,410 in 2021 from the initial amount of $1,017,503 recognized at December 31, 2020.

Cash from investing activities

Cash of $706,242 and $78,915 was used in investing activities during the twelve months ended December 31, 2021, and 2020, respectively, for the acquisition of production equipment. The Company used cash for the acquisition of production equipment during 2021 rather than utilize an equipment lease line of credit that was available.

Cash from financing activities

Cash of $160,416 and $127,174 was used in financing activities for principal payments to third parties for finance lease obligations during 2021 and 2020, respectively. The increase was due to the commencement of a finance lease during the second half of 2020 for the rebuild of production equipment. On December 31, 2021, we redeemed all 24,152 shares of our Convertible Preferred Stock, Series B. The redemption included cash payments of $248,766 plus unpaid annual dividends of $265,672. A dividend payment of $24,152 was previously made to owners of this stock during the second quarter of 2021 and 2020. As previously mentioned, during 2020 we entered into an unsecured promissory note under the Paycheck Protection Program, with a principal amount of $325,300 which was forgiven in January 2021.

Debt outstanding

Total debt outstanding decreased to $243,218 at December 31, 2021, from $728,934 at December 31, 2020, a decrease of 67%. As previously mentioned, cash of $160,416 was used for principal payments for finance lease obligations and our PPP loan of $325,300 was forgiven in full by the SBA.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2021, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and license useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected. The tax valuation allowance is based on our consideration of new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. If we were to determine we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Inflation

While there was not a significant impact from inflation on our operations during the past three fiscal years, we experienced increased costs during 2021 that are expected to continue into 2022.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our balance sheets as of December 31, 2021, and 2020, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2021, and 2020, together with the Report of Independent Registered Public Accounting Firm thereon appear beginning on Page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We performed a review of our related procedures and controls and strengthened cross approval of various functions, including financial reporting and disclosure review controls by the Chief Financial Officer, to include the Chief Executive Officer and Audit Committee Chairperson where appropriate. We continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

Other than the remediation described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our second fiscal quarter of the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2022 Annual Meeting of Shareholders scheduled to be held on June 9, 2022, and is incorporated herein by reference.

We have a Business Conduct Policy applicable to all employees of the Company. Additionally, the Chief Executive Officer ("CEO") and all senior financial officers, including the principal financial officer, the principal accounting officer or controller, or any person performing a similar function (collectively, the "Senior Financial Officers") are bound by the provisions of our code of ethics relating to ethical conduct, conflicts of interest, and compliance with the law. The code of ethics is posted on our website at http://www.sciengineeredmaterials.com/corporate-governance.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, waiver of, any provision of this code of ethics by posting such information on our website at the address and location specified above.

ITEM 11.EXECUTIVE COMPENSATION.

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2022 Annual Meeting of Shareholders scheduled to be held on June 9, 2022, and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2022 Annual Meeting of Shareholders scheduled to be held on June 9, 2022, and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our proxy statement relating to our 2022 Annual Meeting of Shareholders scheduled to be held on June 9, 2022, and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Registered Independent Public Accounting Firm for the year ended December 31, 2021, and 2020” in our proxy statement relating to our 2022 Annual Meeting of Shareholders scheduled to be held on June 9, 2022, and is incorporated herein by reference.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Exhibit Description

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

4(d)*	Description of Securities of the Company.
14(a)

SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com).

23.1*	Consent of Independent Registered Public Accounting Firm.
24*	Power of Attorney.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
99.1	Press Release dated February 4, 2022, entitled “SCI Engineered Materials, Inc., Reports 2021 Fourth Quarter and Full-Year Results”.
101

The Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2021 and December 31, 2020 (ii) Statements of Operations for the years ended December 31 2021 and 2020, (iii) Statement of Changes in Equity for the years ended December 31, 2021 and December 2020, (iv) Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.
Date: February 4, 2022	By:	/s/ Jeremiah R. Young
Jeremiah R. Young, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 4th day of February 2022.

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
Charles Wickersham

*By:/s/ Jeremiah R. Young
Jeremiah R. Young, Attorney-in-Fact

To the Board of Directors and Shareholders

SCI Engineered Materials, Inc.

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Realizability of Deferred Tax Assets

Description of the Matter

As described further in Note 9 to the financial statements, the Company assesses the realizability of deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. The Company assesses the need for a valuation allowance by evaluating both positive and negative evidence that may exist. We identified the realizability of deferred tax assets and the assessment of the need for a valuation allowance as a critical audit matter.

The principal consideration for our determination that the realizability of deferred tax assets is a critical audit matter is that the forecast of future taxable income is an accounting estimate subject to a high level of estimation uncertainty. There is inherent uncertainty and subjectivity related to management’s judgments and assumptions regarding the Company’s future taxable income, which are complex in nature and require significant auditor judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and operating effectiveness of controls over the Company’s process to assess the realizability of the deferred tax assets and measurement of the valuation allowances, including controls over management’s review of the significant assumptions described above.

To test the realizability of the deferred tax assets, our audit procedures included, among others, evaluating the methodologies used, the significant assumptions for each type of evidence discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We involved income tax specialists and evaluated the nature of each of the deferred tax assets, including their expiration dates and their projected utilization when compared to projections of future taxable income. Additionally, we assessed the reasonableness of the methods, assumptions, and judgments used by management to assess available positive and negative evidence and determine whether a valuation allowance was necessary. Next, we considered management’s ability to accurately estimate projected future taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to accurately estimate future taxable income and performed sensitivity analyses of the significant assumptions to evaluate the changes in realizability of deferred tax assets that would result from changes in the assumptions. Lastly, we reviewed the Company’s income tax disclosures related to the matters described above.

GBQ Partners LLC

We have served as the Company’s auditor since 2014.

Columbus, Ohio

February 4, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

ASSETS

	2021	2020

Current Assets
Cash	$4,140,942	$2,917,551
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	425,327	459,471
Tax - Employee Retention Credit	105,000	—
Other	1,250	—
Inventories, net	1,073,218	1,180,359
Prepaid expenses	678,357	131,333
Total current assets	6,424,094	4,688,714

Property and Equipment, at cost
Machinery and equipment	7,949,746	8,280,611
Furniture and fixtures	132,365	132,365
Leasehold improvements	596,867	592,899
Construction in progress	287,510	3,904
	8,966,488	9,009,779
Less accumulated depreciation and amortization	(6,809,850)	(7,121,647)
	2,156,638	1,888,132

Right of use asset, net	274,298	357,396
Deferred tax asset	663,820	1,019,317
Other assets	89,552	96,623
Total other assets	1,027,670	1,473,336

TOTAL ASSETS	$9,608,402	$8,050,182

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS (continued)

DECEMBER 31, 2021 AND 2020

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2021	2020

Current Liabilities
Finance lease obligations, current portion	$96,702	$160,416
Notes payable, current portion	—	252,577
Operating lease obligations, current portion	97,292	86,844
Accounts payable	250,383	147,284
Customer deposits	1,724,556	1,010,236
Accrued compensation	225,190	115,143
Accrued expenses and other	122,836	105,585
Total current liabilities	2,516,959	1,878,085

Finance lease obligations, net of current portion	146,516	243,218
Notes payable, net of current portion	—	72,723
Operating lease obligations, net of current portion	205,623	304,989
Total liabilities	2,869,098	2,499,015

Shareholders' Equity
Convertible preferred stock, Series B, 10% cumulative, nonvoting, no par value, $10 stated value, optional redemption at 103%; optional shareholder conversion 2 shares for 1;0 and 24,152 shares issued and outstanding	—	514,438
Common stock, no par value, authorized 15,000,000 shares; 4,506,269 and 4,466,969 shares issued and outstanding, respectively	10,573,843	10,530,669
Additional paid-in capital	2,227,078	2,246,501
Accumulated deficit	(6,061,617)	(7,740,441)
Total shareholders' equity	6,739,304	5,551,167

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,608,402	$8,050,182

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Revenue	$13,448,021	$10,896,099

Cost of revenue	9,918,766	8,697,809

Gross profit	3,529,255	2,198,290

General and administrative expense	1,280,579	1,148,615

Research and development expense	235,679	337,823

Marketing and sales expense	235,091	195,505

Income from operations	1,777,906	516,347

Gain on extinguishment of debt	325,300	—

Interest expense	32,140	32,087

Income before provision for income taxes	2,071,066	484,260

Income tax expense (benefit) (Note 9)	392,242	(1,017,503)

Net income	1,678,824	1,501,763

Dividends on preferred stock	24,152	24,152

INCOME APPLICABLE TO COMMON STOCK	$1,654,672	$1,477,611

Earnings per share - basic and diluted
(Note 7)

Income per common share
Basic	$0.37	$0.33
Diluted	$0.37	$0.33

Weighted average shares outstanding
Basic	4,495,678	4,423,125
Diluted	4,523,690	4,434,000

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total

Balance 12/31/19	$514,438	$10,410,677	$2,265,925	$(9,242,204)	$3,948,836

Accretion of cumulative dividends	24,152	—	(24,152)	—	—

Stock based compensation expense (Note 2I)	—	—	4,728	—	4,728

Payment of cumulative dividends (Note 7)	(24,152)	—	—	—	(24,152)

Common stock issued (Note 7)	—	119,992	—	—	119,992

Net income	—	—	—	1,501,763	1,501,763

Balance 12/31/2020	$514,438	$10,530,669	$2,246,501	$(7,740,441)	$5,551,167

Accretion of cumulative dividends	24,152	—	(24,152)	—	—

Stock based compensation expense (Note 2I)	—	—	4,729	—	4,729

Payment of dividend redemption (Note 7)	(248,766)	—	—	—	(248,766)

Payment of cumulative dividends (Note 7)	(289,824)	—	—	—	(289,824)

Common stock issued (Note 7)	—	43,174	—	—	43,174

Net income	—	—	—	1,678,824	1,678,824

Balance 12/31/2021	—	$10,573,843	$2,227,078	$(6,061,617)	$6,739,304

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,678,824	$1,501,763
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and accretion	429,066	451,816
Amortization of right of use asset	83,099	77,096
Amortization of patents	4,414	3,931
Stock based compensation	47,903	124,720
Gain on disposal of equipment	(2,522)	(1,322)
Deferred tax asset	355,497	(1,019,317)
Gain on extinguishment of debt	(325,300)	—
Inventory reserve	1,200	2,221
Changes in operating assets and liabilities:
Accounts receivable	(72,107)	(110,947)
Inventories	105,941	1,566,457
Prepaid expenses	(547,023)	(25,869)
Other assets	2,658	(13,597)
Accounts payable	103,099	(106,720)
Operating lease obligations	(88,918)	(80,669)
Accrued expenses and customer deposits	834,717	(1,378,531)
Net cash provided by operating activities	2,610,548	991,032

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	18,091	3,063
Purchases of property and equipment	(706,242)	(78,915)
Net cash used in investing activities	(688,151)	(75,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of dividend redemption on preferred stock	(248,766)	—
Principal payments on finance lease obligations and notes payable	(160,416)	(127,174)
Proceeds from SBA Paycheck Protection Program note payable	—	325,300
Payments of cumulative dividends on preferred stock	(289,824)	(24,152)
Net cash (used in) provided by financing activities	(699,006)	173,974

NET INCREASE IN CASH	$1,223,391	$1,089,154

CASH - Beginning of year	2,917,551	1,828,397

CASH - End of year	$4,140,942	$2,917,551

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$12,210	$16,452
Income taxes	36,745	1,814

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased by finance lease	$—	$306,973
Increase in asset retirement obligation	6,900	3,600

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.                 Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), an Ohio corporation, was incorporated in 1987. The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications. The Company is focused on markets within the PVD industry including Aerospace, Defense, Glass, Photonics, and Solar. Substantially, all revenues are generated from customers with multi-national operations. The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

Note 2.                 Summary of Significant Accounting Policies

A.Cash - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash.

B.Fair Value of Financial Instruments - The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see Note 10).

C.Concentrations of Credit Risk - The Company’s cash balances, which are at times more than federally insured levels, are maintained at a large regional bank, and are continually monitored to minimize the risk of loss. The Company grants credit to most customers, who are varied in terms of size, geographic location, and financial strength. Customer balances are continually monitored to minimize the risk of loss.

The Company’s two largest customers accounted for 63% and 21% of total revenue in 2021. These two customers represented 43% of the accounts receivable trade balance at December 31, 2021. The Company expects to collect all outstanding accounts receivable as of December 31, 2021, from these customers.

The Company’s two largest customers accounted for 75% and 9% of total revenue in 2020. These two customers represented 61% of the accounts receivable trade balance at December 31, 2020. The Company subsequently collected all outstanding accounts receivable as of December 31, 2020, from these customers.

D.Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements which require payment within 45 days. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was $15,000 as of December 31, 2021, and 2020. This estimate is based upon management’s review of delinquent accounts for any expected losses and an assessment of the Company’s historical evidence of collections. Specific accounts are charged directly to the reserve or bad debt expense when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. There was no bad debt expense during 2021 and 2020.

E.Inventories - Inventories are stated at the lower of cost or net realizable value on an acquired or internally produced lot basis, and consist of raw materials, work-in-process and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory, lower of cost or net realizable value, and excess inventory quantities based on management’s estimate of net realizable value. The Company had an inventory reserve of $25,418 and $24,218 at December 31, 2021, and 2020, respectively.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.                 Summary of Significant Accounting Policies (continued)

F.Property and Equipment - Property and equipment are carried at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets. Useful lives range from three years on computer equipment to sixteen years on certain equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense totaled $429,066 and $451,816 for the years ended December 31, 2021, and 2020, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. During 2021, various assets totaling $62,166 with a net book value of $15,569 were considered impaired. This impairment is offset against gain on disposal of equipment in the Statement of Operations. There was no property and equipment considered impaired during 2020.

G.Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present. If necessary, an impairment loss is recorded for the excess of carrying value over fair value. There were no intangible assets considered impaired during 2021 or 2020.

Costs incurred to secure patents have been capitalized and amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2021, was $85,516 and $13,182 respectively, and cost and accumulated amortization of the patents at December 31, 2020, was $85,444 and $8,768, respectively. Amortization expense related to patents was $4,414 and $3,931 for the years ended December 31, 2021, and 2020, respectively. Amortization expense is expected to be at least $4,414 for each of the next five years.

H.Revenue Recognition - The Company enters into contracts with its customers that generally represent purchase orders specifying general terms and conditions, order quantities and per unit product prices. The Company has determined that each unit of product purchased represents a separate performance obligation. The Company satisfies its performance obligations and recognizes revenue at a point in time when control of a unit of product is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. For most product sales, transfer of control occurs when the products are shipped from the Company’s manufacturing facility to the customer. The cost of delivering products to the Company’s customers is recorded as a component of cost of products sold. Those costs may include the amounts paid to a third party to deliver the products. Any freight costs billed to and paid by a customer are included in revenue.

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

During 2021 and 2020, revenue from the Photonics market exceeded 99%of total revenue. The balance of the revenue in each period was from the solar and thin film battery markets. The top two customers represented 84% of total revenue during 2021 and 2020. International shipments resulted in 2% and 4% of total revenue for 2021 and 2020, respectively.

I.Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Non cash stock-based compensation expense was $47,903 and $124,720 for the years ended December 31, 2021, and 2020, respectively. Non cash stock-based compensation expense includes $29,963 and $119,992 for stock grants awarded to the non-employee board members during 2021 and 2020. Unrecognized compensation expense was $6,305 as of December 31, 2021, and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

J.Research and Development - Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 2021 and 2020, was $235,679 and $337,823, respectively. The Company continues to invest in developing new products for all our markets including transparent conductive oxide systems for the solar and display markets as well as with our transparent electronic products. These products involve research and development expense to accelerate to market.

K.Income Taxes – Income Taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.                 Summary of Significant Accounting Policies (continued)

L.Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation allowance, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from those estimates.

M.Recent Accounting Pronouncements –

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

N.Employee Retention Credit (“ERC”) - The Company qualified for federal government assistance through ERC provisions of the Consolidated Appropriations Act of 2021 during the current fiscal year in the amount of $255,507 for the first quarter of 2021, $151,701 for the second quarter of 2021, and $153,713 for the third quarter of 2021. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period because of the coronavirus outbreak. This credit is recorded in the Statement of Operations as an offset to payroll costs in their respective expense lines. A balance of $105,000 appears as a tax receivable on the balance sheets at December 31, 2021.

O.American Rescue Plan Act of 2021 (“ARP”) - This act allows eligible employers with fewer than 500 employees to qualify for a tax credit for providing paid time off for each employee receiving COVID-19 vaccinations and for any time needed to recover from the vaccine. The Company received a credit of $11,042 during the third quarter of 2021, which is recorded in the Statement of Operations as an offset to payroll costs in their respective expense lines.

Note 3.                 Inventories

Inventories consist of the following at December 31:

	2021	2020
Raw materials	$440,759	$206,668
Work-in-process	549,369	877,812
Finished goods	108,508	120,097
	1,098,636	1,204,577
Reserve for obsolete inventory	(25,418)	(24,218)
	$1,073,218	$1,180,359

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

The Company had a line of credit with Huntington National Bank for $1 million which was closed during 2021. No amounts were drawn on this line of credit during 2021.

The Company commenced a line of credit with Fifth Third Bank for $1 million during August of 2021. The line of credit bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. This line of credit has a maturity date of August 29, 2022. No amounts were drawn on this line of credit during 2021.

Note 5.                 Lease Obligations

Operating

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,400 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $110,400 and $108,100 during the years ended December 31, 2021 and 2020, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of December 31, 2021:

2022	$112,611
2023	114,857
2024	102,550
Total minimum lease payments	330,018
Less debt discount	27,103
Total operating lease obligations	$302,915

Operating cash outflows from operating leases	$88,918
Weighted average remaining lease term – operating leases	2.9	years
Weighted average discount rate – operating leases	5.5%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.                 Finance Leases

The Company also leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of December 31, 2021, are shown in the following table.

2022	$105,302
2023	101,675
2024	49,859
Total minimum lease payments	256,836
Less amount representing interest	13,618
Present value of minimum lease payments	243,218
Less current portion	96,702
Finance lease obligations, net of current portion	$146,516

The equipment under finance lease at December 31 is included in the accompanying balance sheets as follows:

	2021	2020
Machinery and equipment	$745,289	$745,289
Less accumulated depreciation and amortization	232,015	157,486
Net book value	$513,274	$587,803

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

During 2021 the Company was approved by Fifth Third Equipment Finance Company for an equipment line of credit not to exceed $800,000 with an implicit rate of 2.71% at time of approval. Delivery and acceptance of new production equipment was to be no later than December 31, 2021. Due to the improved cash position of the Company, management determined it was preferable to reinvest these funds directly into the purchase of the production equipment received rather than initiate a new lease. The cost of this equipment was $341,655. In addition, a deposit of $220,075 was made towards a purchase order of $440,150 for new equipment now expected to arrive during the first quarter of 2022.

Note 7.                 Common and Preferred Stock

Common Stock

During 2021, the non-employee board members received compensation of 9,165 shares of common stock of the Company. The stock had an aggregate value of $29,963 and was recorded as non-cash stock compensation expense in the financial statements.

Employees received compensation of 4,804 aggregate shares of common stock of the Company during 2021, which had an aggregate value of $13,211, and was recorded as noncash stock-based compensation expense in the financial statements. In addition, during 2021, a total of 34,733 stock options were exercised by management.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.                 Common and Preferred Stock (continued)

During 2020, the non-employee board members received 96,450 shares of common stock of the Company with an aggregate value of $119,992. This was recorded as non-cash stock compensation expense in the financial statements.

Preferred Stock

Shares of preferred stock authorized and outstanding at December 31, 2021 and 2020, were as follows:

	2021	2021	2020	2020
	Shares	Shares	Shares	Shares
	Authorized	Outstanding	Authorized	Outstanding
Cumulative Preferred Stock	10,000	—	10,000	—

Voting Preferred Stock	125,000	—	125,000	—

Cumulative Non-Voting Preferred Stock (a)	125,000	—	125,000	24,152
(a)	Includes 700 shares of Series A Preferred Stock and 100,000 shares of Convertible Series B Preferred Stock authorized for issuance.

In January 1996, the Company completed an offering of 24,152 shares of $10 stated value 1995 Series B 10% cumulative non-voting convertible preferred stock (a total of 70,000 shares were offered and 24,152 were sold). The shares were convertible to common shares at the rate of $5.00 per share. A dividend payment of $24,152 was made to preferred shareholders of record during the second quarter of 2021. The Board of Directors voted in November 2021 to authorize full redemption of 24,152 shares of the Company’s Convertible Preferred Stock, Series B (“Series B”) effective December 31, 2021. This involved cash payments of $248,766 ($10.30 per share, which includes a 3% premium to the stated value of $10 per share), plus unpaid annual dividends of $265,672 ($11.00 per share).

There were 24,152 shares of Convertible Preferred Stock, Series B outstanding at December 31, 2020. A dividend payment of $24,152 was made to preferred shareholders of record during the second quarter of 2020. The Company had accrued dividends of $265,672 at December 31, 2020, and this amount was included in Convertible Preferred Stock, Series B on the balance sheet at December 31, 2020.

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

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.                 Common and Preferred Stock (continued)

Following is a summary of employee and director outstanding stock options outstanding and preferred stock, Series B at December 31.

	2021	2020
Options	41,304	76,037
Preferred Stock, Series B	—	24,152
	41,304	100,189

The following is provided to reconcile the earnings per share calculations:

	2021	2020
Income applicable to common stock	$1,654,672	$1,477,611
Weighted average common shares outstanding - basic	4,495,678	4,423,125
Effect of dilution - stock options	28,012	10,875
Weighted average shares outstanding - diluted	4,523,690	4,434,000

Note 8.                 Stock Option Plans

On June 10, 2011, shareholders approved the SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company adopted the 2011 Plan as incentive to key employees, directors, and consultants under which options to purchase up to 250,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2021, there were 21,061 stock options outstanding from the 2011 Plan which expire in May 2028.

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan. The Company adopted the 2006 Plan as incentive to key employees, directors, and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. The 2006 Plan expired in 2016 and no additional stock options may be granted. As of December 31, 2021, there were 20,243 stock options outstanding from the 2006 Plan which expire at various dates through November 2024.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.                 Stock Option Plans (continued)

The cumulative status at December 31, 2021 and 2020 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (yrs)	Value
Outstanding at January 1, 2020	76,037	$1.03
Outstanding at December 31, 2020	76,037	$1.03
Exercised	(34,733)	1.00
Outstanding at December 31, 2021	41,304	$1.05	4.6	$163,000
Options exercisable at December 31, 2021	27,418	$0.95	3.8	$111,000
Options exercisable at December 31, 2020	55,208	$0.94	4.7	$31,296
Options expected to vest	13,886	$1.25	6.4	$52,000

Information related to the weighted average fair value of nonvested stock options for the year ended December 31, 2021, is as follows:

		Weighted
		Average
		Exercise
	Stock Options	Price
Employee Stock Options
Nonvested options at January 1, 2021	20,829	$1.25
Vested	(6,943)	1.25
Nonvested options at December 31, 2021	13,886	$1.25

Exercise prices for options outstanding ranged from $0.84 to $1.25 and the weighted average option price was $1.05 and $1.03 at December 31, 2021, and 2020, respectively. The weighted average remaining contractual life was 4.6 years and 5.5 years at December 31, 2021, and 2020, respectively.

Note 9.                 Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31.

	2021	2020
Deferred tax assets (liabilities)
NOL carryforwards	$434,566	$786,151
General business credits carryforwards	389,741	381,178
Stock based compensation	149,389	143,073
Allowance for doubtful accounts	3,162	3,162
Reserve for obsolete inventories	5,358	5,105
Reserve for asset retirement	17,342	15,888
Property and equipment	(335,738)	(315,240)
Total	$663,820	$1,019,317

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

A valuation allowance of $0 has been recorded against the realizability of the net deferred tax asset of $663,820 at December 31, 2021, and $1,019,317 at December 31, 2020.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2021, management determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $663,820 are realizable in part because we achieved five consecutive years of pretax income, expect profits to continue for the foreseeable future and implemented new efficiencies in the Company's manufacturing process. Accordingly, we determined that no valuation allowance was necessary at December 31, 2021.

The Company had net operating loss carryforwards available for federal and state tax purposes of approximately $2,100,000 and $3,700,000 at December 31, 2021, and 2020, respectively, which expire in varying amounts through 2041.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.                 Income Taxes (continued)

The deferred tax asset of $663,820 is expected to be realized over the next five years.

For the years ended December 31, 2021, and 2020, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2021	2020
Federal statutory rate	21.0%	21.0%
State/city tax	1.8	0.4
Non-deductible expense	0.2	0.2
PPP tax exempt income	(3.4)	0.0
Valuation allowance	(0.4)	(231.7)
Effective rate	19.2%	(210.1)%

Components of the income tax provision are as follows:

	2021	2020
Current	$36,745	$1,814
Deferred:
NOL utilization/expiration	351,585	36,200
General business credits	(8,563)	(50,477)
Other temporary differences	12,475	48,172
Change in valuation allowance	—	(1,053,212)
Total	$392,242	$(1,017,503)

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

The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2021, and 2020.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2018 through 2021 remain open to examination by the major taxing jurisdictions in which the Company operates.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10.               Fair Value of Financial Instruments

The fair value of financial instrument represents the price that would be received to sell an asset or paid to transfer a liability (an exit price), and not the price that would be paid to acquire an asset or received to assume a liability (an entry price). Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

●	Cash and cash equivalents, short-term notes payable and finance lease obligations and current maturities of long-term notes payable and finance lease obligations: Amounts reported in the balance sheet approximate fair market value due to the short maturity of these instruments.
●	Long-term note payable and finance lease obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on the obligations range from 1.0% to 4.8%, which approximates current fair market rates.

Note 11.               Asset Retirement Obligation

Included in machinery and equipment is various production equipment, which per the Company’s building lease is required to be removed upon termination of the related lease. Included in accrued expenses in the accompanying balance sheet is the asset retirement obligation that represents the expected present value of the liability to remove this equipment. There are no assets that are legally restricted for purposes of settling this asset retirement obligation.

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2020	$71,768

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	3,600
Balance at December 31, 2020	$75,368

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	6,900
Balance at December 31, 2021	$82,268