Form 10-Q
period 2022-03-31
SCI Engineered Materials, Inc.
filed 2022-05-04
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	SCIA	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

4,513,074 shares of Common Stock, without par value, were outstanding at May 1, 2022.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	3

	Statements of Income for the Three Months Ended March 31, 2022 and 2021 (unaudited)	5

	Statements of Shareholders’ Equity for the Three Months Ended March 31, 2022 and 2021 (unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	20

Signatures		21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2022	2021
	(UNAUDITED)
Current Assets
Cash	$4,646,475	$4,140,942
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	658,669	425,327
Tax receivable - Employee Retention Credit	105,000	105,000
Other receivable	—	1,250
Inventories	1,263,720	1,073,218
Prepaid expenses	202,155	678,357
Total current assets	6,876,019	6,424,094

Property and Equipment, at cost
Machinery and equipment	8,052,806	7,949,746
Furniture and fixtures	132,365	132,365
Leasehold improvements	596,867	596,867
Construction in progress	252,962	287,510
	9,035,000	8,966,488
Less accumulated depreciation	(6,898,040)	(6,809,850)
	2,136,960	2,156,638

Right of use asset, net	252,571	274,298
Deferred tax asset	607,820	663,820
Other assets	88,449	89,552
Total other assets	948,840	1,027,670

TOTAL ASSETS	$9,961,819	$9,608,402

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2022	2021
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$97,759	$96,702
Operating lease obligations, current portion	99,404	97,292
Accounts payable	345,299	250,383
Customer deposits	1,743,121	1,724,556
Accrued compensation	117,141	225,190
Accrued expenses and other	110,580	122,836
Total current liabilities	2,513,304	2,516,959

Finance lease obligations, net of current portion	121,676	146,516
Operating lease obligations, net of current portion	179,835	205,623
Total liabilities	2,814,815	2,869,098

Shareholders’ Equity
Common stock, no par value, authorized 15,000,000 shares; 4,513,074 and 4,506,629 shares issued and outstanding, respectively	10,595,959	10,573,843
Additional paid-in capital	2,228,261	2,227,078
Accumulated deficit	(5,677,216)	(6,061,617)
Total shareholders' equity	7,147,004	6,739,304

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,961,819	$9,608,402

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	2022	2021

Revenue	$5,326,432	$3,022,310

Cost of revenue	4,332,331	2,219,274

Gross profit	994,101	803,036

General and administrative expense	373,188	287,881

Research and development expense	87,031	38,219

Marketing and sales expense	82,188	51,393

Income from operations	451,694	425,543

Gain on extinguishment of debt	—	(325,300)

Interest expense	6,493	7,638

Income before provision for income taxes	445,201	743,205

Provision for income taxes	60,800	90,620

Net income	384,401	652,585

Dividends on preferred stock	—	6,038

INCOME APPLICABLE TO COMMON STOCK	$384,401	$646,547

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.09	$0.14
Diluted	$0.08	$0.14

Weighted average shares outstanding
Basic	4,510,276	4,479,823
Diluted	4,538,165	4,506,531

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/2020	$514,438	$10,530,669	$2,246,501	$(7,740,441)	$5,551,167

Accretion of cumulative dividends	6,038	—	(6,038)	—	—

Stock based compensation expense (Note 4)	—	—	1,183	—	1,183

Common stock issued (Note 4)	—	20,705	—	—	20,705

Net income	—	—	—	652,585	652,585

Balance 3/31/2021	$520,476	$10,551,374	$2,241,646	$(7,087,856)	$6,225,640

Balance 12/31/2021	$—	$10,573,843	$2,227,078	$(6,061,617)	$6,739,304

Stock based compensation expense (Note 4)	—	—	1,183	—	1,183

Common stock issued (Note 4)	—	22,116	—	—	22,116

Net income	—	—	—	384,401	384,401

Balance 3/31/2022	$—	$10,595,959	$2,228,261	$(5,677,216)	$7,147,004

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$384,401	$652,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	101,246	114,002
Amortization of right of use asset	21,727	20,207
Amortization of patents	1,104	1,104
Stock based compensation	23,299	21,888
(Gain) loss on sale of equipment	(5,166)	2,367
Deferred tax asset	56,000	87,842
Gain on extinguishment of debt	—	(325,300)
Inventory reserve	1,500	300
Changes in operating assets and liabilities:
Accounts receivable	(232,092)	(278,476)
Inventories	(192,002)	(2,250,824)
Prepaid expenses	476,202	46,397
Other assets	(1)	(73)
Accounts payable	94,916	151,304
Operating lease obligations	(23,675)	(21,593)
Accrued expenses and customer deposits	(103,467)	2,230,664
Net cash provided by operating activities	603,992	452,394

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	5,166	20
Purchases of property and equipment	(79,842)	(319,578)
Net cash used in investing activities	(74,676)	(319,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations and notes payable	(23,783)	(43,454)
Net cash used in financing activities	(23,783)	(43,454)

NET INCREASE IN CASH	505,533	89,382

CASH - Beginning of period	4,140,942	2,917,551

CASH - End of period	$4,646,475	$3,006,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$2,543	$2,024

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Increase in asset retirement obligation	1,725	900

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI,” or the “Company”), an Ohio corporation, was incorporated in 1987. The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) Thin Film Applications. The Company is focused on markets within the Photonics industry which include Aerospace, Defense, Glass and Solar. Substantially all revenues are generated from customers with multi-national operations. The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2021. Interim results are not necessarily indicative of results for the full year.

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

All revenue was from the photonics industry during the three months ended March 31, 2022 and 2021. The top two customers represented approximately 89% and 83% of total revenue for the three months ended March 31, 2022 and 2021, respectively. International shipments resulted in 1% and 2% of total revenue for the first three months of 2022 and 2021, respectively.

Employee Retention Credit (ERC) - The Company qualified for federal government assistance during the first quarter of 2021 in the amount of approximately $255,500 through ERC provisions of the Consolidated Appropriations Act of 2021. The purpose of the ERC was to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak. These funds were recorded in the Statement of Income during the first quarter of 2021 as an offset to payroll costs in their respective expense lines and as a tax receivable on the balance sheets. The Company also qualified for the ERC in the second and third quarters of 2021. A balance of $105,000 appears as a tax receivable on the balance sheet at March 31, 2022.

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

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.  Common Stock and Stock Options

Stock Based Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Non cash stock-based compensation expense was $23,299 and $21,888 for the three months ended March 31, 2022 and 2021, respectively.

Unrecognized compensation expense was $5,123 as of March 31, 2022 and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 2,305 and 2,725 aggregate shares of common stock of the Company during the three months ended March 31, 2022 and 2021, respectively. The stock had an aggregate value of $7,491 and $7,494 for the three months ended March 31, 2022 and 2021, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

Employees received compensation of 4,500 and 4,804 aggregate shares of common stock of the Company during the three months ended March 31, 2022 and 2021, respectfully. These shares had an aggregate value of $14,625 and $13,211, and was recorded as non-cash stock compensation expense in the financial statements for the three months ended March 31, 2022 and 2021, respectively. In addition, during the three months ended March 31, 2021, a total of 30,181 stock options were exercised by management.

The cumulative status of options granted and outstanding at March 31, 2022, and December 31, 2021, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2021	76,037	$1.03
Exercised	(34,733)	1.00
Outstanding at December 31, 2021	41,304	$1.05
Outstanding at March 31, 2022	41,304	$1.05
Options exercisable at December 31, 2021	27,418	$0.95
Options exercisable at March 31, 2022	27,418	$0.95

Exercise prices for options ranged from $0.84 to $1.25 at March 31, 2022. The weighted average option price for all options outstanding at March 31, 2022, was $0.95 with a weighted average remaining contractual life of 4.6 years. There were no non-employee director stock options outstanding during 2022 and 2021.

Note 5.  Preferred Stock

The Board of Directors voted in November 2021 to authorize full redemption of the 24,152 shares of the Company’s Convertible Preferred Stock, Series B (“Series B”) outstanding effective December 31, 2021. This involved cash payments of $248,766 ($10.30 per Series B share, which includes a 3% premium to the stated value of $10 per share), plus unpaid annual dividends of $265,672 ($11.00 per Series B share).

Dividends on the Convertible Preferred Stock, Series B accrued at 10% annually on the outstanding shares prior to the redemption in 2021, and were $6,038 for the three months ended March 31, 2021.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.  Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2022	2021
	(unaudited)
Raw materials	$205,930	$440,759
Work-in-process	955,826	549,369
Finished goods	128,882	108,508
Inventory reserve	(26,918)	(25,418)
	$1,263,720	$1,073,218

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

	Three months ended March 31,
	2022	2021
Income applicable to common shares	$384,401	$646,547

Weighted average common shares outstanding - basic	4,510,276	4,479,823

Effect of dilution	27,889	26,708
Weighted average shares outstanding - diluted	4,538,165	4,506,531

Note 8.   Notes Payable

On April 17, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. Under the terms of the CARES Act, PPP loan recipients were eligible to apply for, and be granted, forgiveness for all or a portion of loans granted. Such forgiveness was subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company applied for forgiveness of the entire amount of the loan during the fourth quarter of 2020, and the SBA approved the Forgiveness Application in full during the first quarter of 2021. This amount is included in the Statement of Income as gain on extinguishment of debt in the first quarter of 2021.

The Company commenced a line of credit with Fifth Third Bank for $1 million during 2021. The line of credit bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. This line of credit has a maturity date of August 29, 2022. No amounts were drawn on this line of credit as of March 31, 2022.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.  Income Taxes

The provision for income taxes for the three months ended March 31, 2022 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $60,800 for the three months ended March 31, 2022 compared to $90,620 for the three months ended March 31, 2021.

Following is the income tax expense for the three months ended March 31:

	2022	2021
Federal	$56,000	$87,842
State and local	4,800	2,778
	$60,800	$90,620

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The Company had net operating loss carryforwards available for federal and state tax purposes of approximately $2,100,000 at December 31, 2021, which expire in varying amounts through 2041.

As of December 31, 2021, management determined that there was sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $663,820 were realizable principally because we achieved five consecutive years of pretax income, expect profits to continue for the foreseeable future and implemented new efficiencies in the Company’s manufacturing process. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary, and the deferred tax asset was $607,820 at March 31, 2022.

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $28,100 and $27,500 during the three months ended March 31, 2022 and 2021, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of March 31, 2022:

2022	$84,527
2023	114,857
2024	102,550
Total minimum lease payments	301,934
Less debt discount	22,695
Total operating lease obligations	$279,239

Operating cash outflows from operating leases	$23,675
Weighted average remaining lease term	2.7	years
Weighted average discount rate	5.5%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11. Finance Leases

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of March 31, 2022, are shown in the following table.

2022	$78,976
2023	101,675
2024	49,859
Total minimum lease payments	230,510
Less amount representing interest	11,075
Present value of minimum lease payments	219,435
Less current portion	97,759
Finance lease obligations, net of current portion	$121,676

The equipment under finance lease at March 31, 2022, and December 31, 2021, is included in the accompanying balance sheets as follows:

	March 31, 2022	Dec. 31, 2021
Machinery and equipment	$385,923	$385,923
Less accumulated depreciation and amortization	75,431	65,783
Net book value	$310,492	$320,140

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

During 2021, the Company was approved by Fifth Third Equipment Finance Company for an equipment line of credit not to exceed $800,000 with an implicit rate of 2.71% at time of approval. Delivery and acceptance of new production equipment was to be no later than December 31, 2021. Due to the improved cash position of the Company, management determined it was preferable to reinvest these funds directly into the purchase of the production equipment received rather than initiate a new lease. The cost of this equipment was $341,655. In addition, a deposit of $220,075 was made towards a purchase order of $440,150 for new equipment now expected to arrive during the second quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2021.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Executive Summary

For the three months ended March 31, 2022, we had record total revenue of $5,326,432. Higher pricing, primarily attributable to increased raw material costs, and higher volume were key factors that contributed to the increase.

Gross profit was $994,101 for the three months ended March 31, 2022 compared to $803,036 for the same three months in 2021. The increase was due to volume, product mix, and improved manufacturing efficiency. The first quarter of 2021 included a reduction of expenses of approximately $151,000 related to the Employee Retention Credit (“ERC”) which was enacted in 2020.

Operating expenses were $542,407 and $377,493 for the three months ended March 31, 2022 and 2021, respectively. The first quarter of 2021 included a reduction of expenses of approximately $105,000 related to the ERC.

Income from operations was $451,694 and $425,543 for the three months ended March 31, 2022 and 2021, respectively. The first quarter of 2021 included a credit of $255,507 related to the ERC.

In March 2020, the World Health Organization declared the coronavirus disease (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since then, most federal, state, and local executive orders have been lifted. We continue to follow practical safety procedures as needed. We recently resumed in-person meetings, participating onsite in industry trade shows, and continuing to maintain regular contact, via phone and other electronic means, with all customers and suppliers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Based on ongoing conversations with customers, we do not expect to experience any material impairments or changes in accounting judgements related to COVID-19. Although we continue to face a period of uncertainty regarding the ongoing impact of the COVID-19 pandemic and emergence of new variants on projected customer demand, market conditions continue to improve. We remain focused on taking necessary steps to respond quickly to changes in our business through specific contingency plans. We continue to monitor the evolving situation related to COVID-19 including guidance from federal, state, and local public health authorities and may take additional actions based on these recommendations.

Several issues continue to affect national and global market conditions. First, inflation has accelerated, impacting raw material costs and transportation expense. We have generally been able to pass on these increases to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Second, supply chain disruptions are adversely impacting customers in certain markets. Thus far, we have not experienced material adverse effects regarding product shipments; however, timely deliveries and sourcing of certain materials is of increased concern. Third, published articles and corporate announcements continue to address the global semiconductor chip shortage, which is anticipated to continue at least into the second half of 2022. This shortage is affecting some of our customers which could impact the Company’s revenue, volume, and profitability. Fourth, there are increased political uncertainties affecting global markets. Although we currently have no customers or vendors in Russia or Ukraine, we continue to monitor the situation as some raw material comes from Russia for the PVD industry. We continue to actively monitor these developments, including ongoing contact with our suppliers and customers, and adapting to their specific circumstances and forecasts.

On April 17, 2020, we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”). The SBA approved our Forgiveness Application in full on January 6, 2021 and appears as gain on extinguishment of debt in the Statement of Income during the three months ended March 31, 2021.

The Employee Retention Credit (“ERC”), as originally enacted on March 27, 2020, by the CARES Act, was a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees after March 12, 2020, and before January 1, 2021. The Taxpayer Certainty and Disaster Tax Relief Act (the “Relief Act”), enacted on December 27, 2020, amended, and extended the ERC. On March 1, 2021, the IRS released Notice 2021-20 to provide guidance on the original ERC, as modified by the Relief Act. During 2021 we filed Form 941-X to claim a credit of $105,000 on qualified wages paid in 2020. This receivable appears on the balance sheet as of March 31, 2022, as Tax Receivable, and as a credit to wages in the Statement of Income during the three months ended March 31, 2021. The Relief Act extended and enhanced the ERC for qualified wages paid after December 31, 2020, through June 30, 2021. Under the Relief Act, eligible employers may claim a refundable tax credit against certain employment taxes equal to 70% of the qualified wages an eligible employer paid to employees after December 31, 2020, through June 30, 2021. As of the March 11, 2021, passage of the American Rescue Plan Act, the ERC was available for all four quarters of 2021. However, the Infrastructure Investment and Jobs Act enacted on November 15, 2021, ended the ERC effective September 30, 2021. During the first quarter of 2021, we were qualified to receive the ERC. The ERC of $150,507 on qualified wages paid in the first quarter of 2021 appears as a credit to wages in the Statement of Income during the first quarter of 2021.

Consistent with our growth strategy, we have identified niche markets that can benefit from our expertise in custom powder solutions, such as near-infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

New initiatives are also being pursued that utilize our vacuum hot press, cold isostatic press, and kilns for increased production and development projects, including diffusion bonding. We recently manufactured and sold conductive metal oxides for direct current sputtering of Tungsten Oxide and Molybdenum Oxide materials. We continue to invest in developing new products for all our markets including specialty bonding processes for Aerospace customers. Those products continue to require research and development expense to accelerate time to market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three months ended March 31, 2022 (unaudited) compared to three months ended March 31, 2021 (unaudited):

Revenue

For the three months ended March 31, 2022, we had record total revenue of $5,326,432. This was an increase of $2,304,122 compared to the three months ended March 31, 2021. Higher pricing, primarily attributable to increased raw material costs, and higher volume were key factors that contributed to the increase.

Gross profit

Gross profit was $994,101 for the three months ended March 31, 2022 compared to $803,036 for the same three months in 2021. This was an increase of $191,065, or 23.8%, due to higher revenue. Gross profit as a percentage of revenue (gross margin) was 18.7% for the first quarter of 2022 compared to 26.6% for the same period in 2021. The lower gross margin for the first quarter of 2022 compared to a year ago was due to higher raw material pricing in the first quarter of 2022 and the Employee Retention Credit (ERC) of approximately $151,000, which reduced cost of revenue in the first quarter of 2021.

General and administrative expense

General and administrative expense for the three months ended March 31, 2022 and 2021, was $373,188 and $287,881, respectively, an increase of 29.6%. During the first three months of 2022 there was an increase in staff resulting in higher compensation, while the first three months of 2021 included the ERC of $36,000.

Included in general and administrative expense was $60,824 and $62,425 for professional fees for the three months ended March 31, 2022 and 2021, respectively. These expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and development expense

Research and development expense for the three months ended March 31, 2022, was $87,031 compared to $38,219 for the same period in 2021. The ERC of $39,000 was included in the first quarter of 2021. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $82,188 and $51,393 for the three months ended March 31, 2022 and 2021, respectively. There was higher travel and compensation expense during the first quarter of 2022, including participation onsite in industry trade shows, while the first three months of 2021 included the ERC of approximately $30,000.

Stock compensation expense

Included in total expenses were non-cash stock-based compensation costs of $23,299 and $21,888 for the three months ended March 31, 2022 and 2021, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $5,123 as of March 31, 2022 and will be recognized through 2023.

Interest

Interest expense was $6,493 and $7,638 for the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease was due to the conclusion and final payments of multiple finance leases during 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income taxes

Income tax expense was $60,800 and $90,620 for the three months ended March 31, 2022 and 2021, respectively. At December 31, 2021, the deferred tax asset was $663,820. Management considered new evidence, both positive and negative, during the first quarter of 2022 that could affect its view of the future realization of deferred tax assets and determined that no valuation allowance was necessary, and the deferred tax asset was $607,820 at March 31, 2022.

Income applicable to common stock

Income applicable to common stock for the three months ended March 31, 2022 and 2021, was $384,401 and $646,547, respectively. The income applicable to common stock was higher for the three months ended March 31, 2021 due to the $325,300 gain on extinguishment of debt from the forgiveness of the PPP Loan and $255,507 related to the ERC previously discussed.

Liquidity and Capital Resources

Cash

As of March 31, 2022, cash on hand was $4,646,475 compared to $4,140,942 at December 31, 2021.

Working capital

At March 31, 2022 working capital was $4,362,715 compared to $3,907,135 at December 31, 2021, an increase of $455,580 or 11.7%. Cash increased $505,533, receivables increased $232,092, inventories increased $190,502, and accounts payable increased $94,916, while prepaid expenses decreased $476,202.

Cash from operations

Net cash provided by operating activities was $603,992 and $452,394 during the three months ended March 31, 2022 and 2021, respectively. In addition to the net income generated, this included depreciation and amortization of $124,077 and $135,313, and non-cash stock-based compensation costs of $23,299 and $21,888 for the three months ended March 31, 2022 and 2021, respectively. Prepaid expenses decreased $476,202 and was related to the receipt of inventory paid for in December 2021 and received in January 2022. Inventories increased $190,502 due to orders received late in 2021 and during the first quarter of 2022.

Cash from investing activities

During the three months ended March 31, 2022, $79,842 was used in investing activities for the purchase of production equipment. Cash of $319,578 was used in investing activities during the three months ended March 31, 2021, for the acquisition of production equipment.

Cash from financing activities

Cash of $23,783 and $43,454 was used in financing activities for principal payments to third parties for finance lease obligations during the three months ended March 31, 2022 and 2021, respectively. The decrease was due to the conclusion and final payments of multiple finance leases during 2021.

Debt outstanding

Total debt outstanding was $219,435 at March 31, 2022, compared to $243,218 at December 31, 2021, a decrease of 9.8%. As previously mentioned, cash of $23,783 was used for principal payments for finance lease obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. The tax valuation allowance is based on our consideration of new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. If we were to determine we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2022, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated May 4, 2022, entitled “SCI Engineered Materials, Inc., Reports 2022 First Quarter Results.”

101

The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2022 and December 31, 2021 (ii) Statements of Income for the three months ended March 31, 2022 and 2021, (iii) Statement of Changes in Equity for the three months ended March 31, 2022 and 2021, (iv) Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) Notes to Financial Statements.

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 4, 2022	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President, and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)