Form 10-Q
period 2022-06-30
SCI Engineered Materials, Inc.
filed 2022-07-29
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

4,515,379 shares of Common Stock, without par value, were outstanding at July 28, 2022.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	3

	Statements of Income for the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	5

	Statements of Shareholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	19

Signatures		20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2022	2021
	(UNAUDITED)
Current Assets
Cash	$5,409,210	$4,140,942
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	714,269	425,327
Tax - Employee Retention Credit	105,000	105,000
Other	—	1,250
Inventories, net	3,617,648	1,073,218
Prepaid expenses	46,052	678,357
Total current assets	9,892,179	6,424,094

Property and Equipment, at cost
Machinery and equipment	8,066,539	7,949,746
Furniture and fixtures	135,665	132,365
Leasehold improvements	596,867	596,867
Construction in progress	330,972	287,510
	9,130,043	8,966,488
Less accumulated depreciation	(6,994,759)	(6,809,850)
	2,135,284	2,156,638

Right of use asset, net	230,457	274,298
Deferred tax asset	531,720	663,820
Other assets	87,346	89,552
Total other assets	849,523	1,027,670

TOTAL ASSETS	$12,876,986	$9,608,402

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2022	2021
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$98,828	$96,702
Operating lease obligations, current portion	101,525	97,292
Accounts payable	430,808	250,383
Customer deposits	3,862,439	1,724,556
Accrued compensation	198,471	225,190
Accrued expenses and other	114,147	122,836
Total current liabilities	4,806,218	2,516,959

Finance lease obligations, net of current portion	96,564	146,516
Operating lease obligations, net of current portion	153,654	205,623
Total liabilities	5,056,436	2,869,098

Shareholders’ Equity
Common stock, no par value, authorized 15,000,000 shares; 4,515,379 and 4,506,269 shares issued and outstanding, respectively	10,603,450	10,573,843
Additional paid-in capital	2,229,443	2,227,078
Accumulated deficit	(5,012,343)	(6,061,617)
	7,820,550	6,739,304

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,876,986	$9,608,402

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF INCOME

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Revenue	$6,505,005	$1,972,049	$11,831,437	$4,994,359

Cost of revenue	5,127,337	1,409,495	9,459,668	3,628,769

Gross profit	1,377,668	562,554	2,371,769	1,365,590

General and administrative expense	423,401	283,708	796,589	571,589

Research and development expense	92,085	54,377	179,116	92,596

Marketing and sales expense	108,140	46,434	190,328	97,827

Income from operations	754,042	178,035	1,205,736	603,578

Gain on extinguishment of debt	—	—	—	(325,300)

Interest expense	5,769	9,014	12,262	16,652

Income before provision for income taxes	748,273	169,021	1,193,474	912,226

Provision for income taxes	83,400	47,473	144,200	138,093

Net income	664,873	121,548	1,049,274	774,133

Dividends on preferred stock	—	6,038	—	12,076

INCOME APPLICABLE TO COMMON STOCK	$664,873	$115,510	$1,049,274	$762,057

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.15	$0.03	$0.23	$0.17
Diluted	$0.15	$0.03	$0.23	$0.17

Weighted average shares outstanding
Basic	4,514,492	4,497,903	4,512,396	4,488,913
Diluted	4,541,819	4,526,062	4,539,988	4,516,478

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 12/31/2020	$514,438	$10,530,669	$2,246,501	$(7,740,441)	$5,551,167

Accretion of cumulative dividends	6,038	—	(6,038)	—	—

Stock based compensation expense (Note 4)	—	—	1,183	—	1,183

Common stock issued (Note 4)	—	20,705	—	—	20,705

Net income	—	—	—	652,585	652,585

Balance 3/31/2021	$520,476	$10,551,374	$2,241,646	$(7,087,856)	$6,225,640

Accretion of cumulative dividends	6,038	—	(6,038)	—	—

Payment of cumulative dividends (Note 5)	(24,152)	—	—	—	(24,152)

Stock based compensation expense (Note 4)	—	—	1,182	—	1,182

Common stock issued (Note 4)	—	7,493	—	—	7,493

Net income	—	—	—	121,548	121,548

Balance 6/30/2021	$502,362	$10,558,867	$2,236,790	$(6,966,308)	$6,331,711

Balance 12/31/2021	$—	$10,573,843	$2,227,078	$(6,061,617)	$6,739,304

Stock based compensation expense (Note 4)	—	—	1,183	—	1,183

Common stock issued (Note 4)	—	22,116	—	—	22,116

Net income	—	—	—	384,401	384,401

Balance 3/31/2022	$—	$10,595,959	$2,228,261	$(5,677,216)	$7,147,004

Stock based compensation expense (Note 4)	—	—	1,182	—	1,182

Common stock issued (Note 4)	—	7,491	—	—	7,491

Net income	—	—	—	664,873	664,873

Balance 6/30/2022	$—	$10,603,450	$2,229,443	$(5,012,343)	$7,820,550

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,049,274	$774,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	203,944	230,689
Amortization of right of use asset	43,841	40,792
Amortization of patents	2,207	2,207
Stock based compensation	31,972	30,563
(Gain) loss on disposal of equipment	(5,166)	3,224
Deferred tax asset	132,100	131,002
Gain on extinguishment of debt	—	(325,300)
Inventory reserve	(16,855)	600
Changes in operating assets and liabilities:
Accounts receivable	(287,692)	(144,555)
Inventories	(2,527,575)	(3,066,009)
Prepaid expenses	632,305	(151,276)
Other assets	(2)	2,656
Accounts payable	180,425	286,866
Operating lease obligations	(47,736)	(43,565)
Accrued expenses and customer deposits	2,099,024	3,477,435
Net cash provided by operating activities	1,490,066	1,249,462

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	5,166	591
Purchases of property and equipment	(179,140)	(558,828)
Net cash used in investing activities	(173,974)	(558,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cumulative dividends on preferred stock	—	(24,152)
Principal payments on finance lease obligations and notes payable	(47,824)	(87,422)
Net cash used in financing activities	(47,824)	(111,574)

NET INCREASE IN CASH	1,268,268	579,651

CASH - Beginning of period	4,140,942	2,917,551

CASH - End of period	$5,409,210	$3,497,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,826	$5,895
Income taxes	10,863	2,778

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	3,450	3,450

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 1.  Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI,” or the “Company”), an Ohio corporation, was incorporated in 1987. The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) thin film applications. The Company is focused on markets within the photonics industry including Aerospace, Automotive, Defense, Glass, Optical Coatings and Solar. Substantially all revenues are generated from customers with multi-national operations. The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

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

The Company considers collectability of amounts due under a contract to be probable upon inception of a sale based on an evaluation of the credit worthiness of each customer. The Company sells its products typically under agreements with 30 day payment terms. The Company does not typically include extended payment terms or significant financing components in contracts with customers. The majority of the Company’s contracts have an obligation to transfer products within one year. Thus, the Company elects to use the practical expedient where incremental cost of obtaining a contract, such as commissions, is expensed when incurred because the amortization period for those costs is one year or less. The Company treats shipping and handling activities that occur after control of the product transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation. Customer deposits are funds received in advance from customers and are recognized as revenue when the Company has transferred control of product to the customer. Product revenues are recognized upon shipment of goods as the customer has assumed the significant risks and rewards of ownership and the Company is entitled to payment at this point. Service revenues are recognized upon completion as the customer cannot realize the benefit of the service until fully completed.

All revenue was from the photonics industry during the six months ended June 30, 2022 and 2021. The top two customers represented approximately 87% and 79% of total revenue for the six months ended June 30, 2022 and 2021, respectively. International shipments resulted in 1% and 3% of total revenue for the first six months of 2022 and 2021, respectively.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies (continued)

Employee Retention Credit (ERC) - The Company qualified for federal government assistance through Employee Retention Credit provisions of the Consolidated Appropriations Act of 2021 during the first six months of 2021 in the amount of $255,507 during the first quarter of 2021 and $151,701 during the second quarter of 2021. The purpose of the Employee Retention Credit was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. These funds were recorded in the Statements of Income as an offset to payroll costs in their respective expense lines and as a tax receivable on the balance sheets. The Company also qualified for the ERC in the third quarter of 2021. A balance of $105,000 appears as a tax receivable on the balance sheets at June 30, 2022.

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

Note 4.  Common Stock and Stock Options

Stock Based Compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Noncash stock-based compensation expense was $8,673 and $8,675 for the three months ended June 30, 2022, and 2021, respectively. Noncash stock-based compensation expense was $31,972 and $30,563 for the six months ended June 30, 2022, and 2021, respectively.

Unrecognized compensation expense was $3,941 as of June 30, 2022 and will be recognized through 2023. There was no tax benefit recorded for this compensation cost as the expense relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 4,610 and 5,265 aggregate shares of common stock of the Company during the six months ended June 30, 2022 and 2021, respectively. The stock had an aggregate value of $14,982 and $14,987 for the six months ended June 30, 2022 and 2021, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

Employees received compensation of 4,500 and 4,804 aggregate shares of common stock of the Company during the six months ended June 30, 2022 and 2021, respectfully. These shares had an aggregate value of $14,625 and $13,211 and was recorded as non-cash stock compensation expense in the financial statements for the six months ended June 30, 2022 and 2021, respectively. In addition, during the six months ended June 30, 2021, a total of 30,181 stock options were exercised by management.

The cumulative status of options granted and outstanding at June 30, 2022, and December 31, 2021, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding at January 1, 2021	76,037	$1.03
Exercised	(34,733)	1.00
Outstanding at December 31, 2021	41,304	$1.05
Outstanding at June 30, 2022	41,304	$1.05
Options exercisable at December 31, 2021	27,418	$0.95
Options exercisable at June 30, 2022	34,361	$1.01

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 4.  Common Stock and Stock Options (continued)

Exercise prices for options ranged from $0.84 to $1.25 at June 30, 2022. The weighted average option price for all options outstanding at June 30, 2022, was $1.05 with a weighted average remaining contractual life of 4.1 years. There were no non-employee director stock options outstanding during 2022 and 2021.

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

Dividends on the Convertible Preferred Stock, Series B accrued at 10% annually on the outstanding shares prior to the redemption in 2021 and were $6,038 and $12,076 for the three and six months ended June 30, 2021, respectively. During June 2021, a cash dividend payment of $24,152 was made to preferred shareholders.

Note 6.  Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2022	2021
	(unaudited)
Raw materials	$1,759,561	$440,759
Work-in-process	1,700,549	549,369
Finished goods	166,101	108,508
Inventory reserve	(8,563)	(25,418)
	$3,617,648	$1,073,218

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income applicable to common shares	$664,873	$115,510	$1,049,274	$762,057

Weighted average common shares outstanding - basic	4,514,492	4,497,903	4,512,396	4,488,913

Effect of dilution	27,327	28,159	27,592	27,565
Weighted average shares outstanding - diluted	4,541,819	4,526,062	4,539,988	4,516,478

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 8.   Notes Payable

On April 17, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. Under the terms of the CARES Act, PPP loan recipients were eligible to apply for, and be granted, forgiveness for all or a portion of loans granted. Such forgiveness was subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company applied for forgiveness of the entire amount of the loan during the fourth quarter of 2020, and the SBA approved the Forgiveness Application in full during the first quarter of 2021. This amount is included in the Statements of Income as gain on extinguishment of debt for the six months ended June 30, 2021.

The Company commenced a line of credit with Fifth Third Bank for $1 million during 2021. The line of credit bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. This line of credit has a maturity date of August 29, 2022. No amounts were drawn on this line of credit as of June 30, 2022.

Note 9.  Income Taxes

The provision for income taxes for the six months ended June 30, 2022 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred.

Following is the income tax expense for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Federal - deferred	$76,100	$43,160	$132,100	$131,002
State and local	7,300	4,313	12,100	7,091
	$83,400	$47,473	$144,200	$138,093

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The Company had net operating loss carryforwards available for federal and state tax purposes of approximately $2,100,000 at December 31, 2021, which expire in varying amounts through 2041.

As of December 31, 2021, management determined that there was sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $663,820 were realizable principally because we achieved five consecutive years of pretax income, expect profits to continue for the foreseeable future and implemented new efficiencies in the Company’s manufacturing process. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary, and the deferred tax asset was $531,720 at June 30, 2022.

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $56,200 and $55,000 during the six months ended June 30, 2022 and 2021, respectively.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 10. Operating Lease (continued)

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of June 30, 2022:

2022	$56,443
2023	114,857
2024	102,550
Total minimum lease payments	273,850
Less debt discount	18,671
Total operating lease obligations	$255,179

Operating cash outflows from operating leases	$47,736
Weighted average remaining lease term	2.4	years
Weighted average discount rate	5.5%

Note 11. Finance Leases

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of June 30, 2022, are shown in the following table.

2022	$52,650
2023	101,675
2024	49,859
Total minimum lease payments	204,184
Less amount representing interest	8,792
Present value of minimum lease payments	195,392
Less current portion	98,828
Finance lease obligations, net of current portion	$96,564

The equipment under finance lease at June 30, 2022, and December 31, 2021, is included in the accompanying balance sheets as follows:

	June 30, 2022	Dec. 31, 2021
Machinery and equipment	$385,923	$385,923
Less accumulated depreciation and amortization	85,080	65,783
Net book value	$300,843	$320,140

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

Note 12. Subsequent Event

The Company expects to receive shipment of additional manufacturing equipment during the third quarter of 2022. This includes a hot press that will enable production of higher temperature materials with increased capacity. A final cash payment of $220,075 was made for the hot press during late July of this year.

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

Executive Summary

For the six months ended June 30, 2022, we had record total revenue of $11,831,437. Higher pricing, primarily attributable to increased raw material costs, higher volume and product mix were key factors that contributed to the increase.

Gross profit was $2,371,769 for the six months ended June 30, 2022 compared to $1,365,590 for the same six months in 2021. The increase was due to higher volume, favorable product mix, and improved manufacturing efficiency. The first half of 2021 included a reduction of expenses of approximately $238,000 related to the Employee Retention Credit (“ERC”) enacted in 2020.

Operating expenses were $1,166,033 and $762,012 for the six months ended June 30, 2022 and 2021, respectively. The first six months of  2021 included a reduction of expenses of approximately $169,000 related to the ERC.

Income from operations was $1,205,736 and $603,578 for the six months ended June 30, 2022 and 2021, respectively.

We expect to receive shipment of additional manufacturing equipment during the third quarter of 2022. This includes a hot press that will enable production of higher temperature materials with increased capacity. A final cash payment of $220,075 was made for the hot press during late July of this year.

In March 2020, the World Health Organization declared the coronavirus disease (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since then, most federal, state, and local executive orders have been lifted. Based on ongoing conversations with customers, we do not expect to experience any material impairments or changes in accounting judgements related to COVID-19. We continue to follow practical safety procedures as needed. During the first half of 2022, we resumed in-person meetings, participated onsite in industry trade shows, and continue to maintain regular contact, via phone and other electronic means, with all customers and suppliers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Several issues continue to affect national and global market conditions. First, inflation has accelerated, impacting raw material costs and transportation expenses. We have generally been able to pass on these increases to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Second, supply chain disruptions are adversely impacting customers in certain markets. Thus far, we have not experienced material adverse effects regarding product shipments; however, timely deliveries and sourcing of certain materials is of increased concern. Third, published articles and corporate announcements continue to address the global semiconductor chip shortage, which is anticipated to continue at least into the fourth quarter of 2022. This shortage is affecting some of our customers which could impact the Company’s revenue, volume, and profitability. Fourth, there are increased political uncertainties affecting global markets. Although we currently have no customers or vendors in Russia or Ukraine, we continue to monitor the situation as some raw material comes from Russia for the PVD industry. We continue to actively monitor these developments, including ongoing contact with our suppliers and customers, and adapting to their specific circumstances and forecasts.

On April 17, 2020, we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”). The SBA approved our Forgiveness Application in full on January 6, 2021 and appears as gain on extinguishment of debt in the Statements of Income during the six months ended June 30, 2021.

The Employee Retention Credit (“ERC”), as originally enacted on March 27, 2020, by the CARES Act, was a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees after March 12, 2020, and before January 1, 2021. The Taxpayer Certainty and Disaster Tax Relief Act (the “Relief Act”), enacted on December 27, 2020, amended, and extended the ERC. On March 1, 2021, the IRS released Notice 2021-20 to provide guidance on the original ERC, as modified by the Relief Act. During 2021 we filed Form 941-X to claim a credit of $105,000 on qualified wages paid in 2020. This receivable appears on the balance sheets as of June 30, 2022 and December 31, 2021, as Tax Receivable, and as a credit to wages in the Statements of Income during the six months ended June 30, 2021.

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

During the first and second quarter of 2021, we were qualified to receive the ERC. The ERC of $150,507 and $151,701 on qualified wages paid in the first and second quarter of 2021, respectively,  appears as a credit to wages in the Statements of Income.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three and six months ended June 30, 2022 (unaudited) compared to three and six months ended June 30, 2021 (unaudited):

Revenue

For the three months ended June 30, 2022, we had record total revenue of $6,505,005. This was an increase of $4,532,956 compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, we had record total revenue of $11,831,437. This was an increase of $6,837,078 compared to the six months ended June 30, 2021. Higher pricing, primarily attributable to increased raw material costs, higher volume and product mix were key factors that contributed to the increase.

Gross profit

Gross profit was $1,377,668 for the three months ended June 30, 2022, compared to $562,554 for the same three months in 2021, an increase of $815,114. Gross profit as a percentage of revenue (gross margin) was 21.2% for the second quarter of 2022 compared to 28.5% for the same period in 2021. Gross profit was $2,371,769 for the six months ended June 30, 2022, compared to $1,365,590 for the first six months of 2021, an increase of $1,006,179.  Gross margin was 20.0% for the first six months of 2022 compared to 27.3% for the same period in 2021.

The increases in gross profit were due to higher revenue during 2022. The Employee Retention Credit (ERC) reduced cost of revenue in the three and six months ended June 30, 2021, by approximately $87,000 and $238,000, respectively. The lower gross margin in 2022 compared to a year ago was due to higher raw material costs in the first half of 2022.

General and administrative expense

General and administrative expense for the three months ended June 30, 2022, and 2021, was $423,401 and $283,708, respectively, an increase of 49.2%. General and administrative expense for the six months ended June 30, 2022, and 2021, was $796,589 and $571,589, respectively, an increase of 39.4%. During 2022 there was an increase in staff resulting in higher compensation of approximately $44,000. Business liability insurance (due to higher revenue) and professional fees, primarily related to SEC compliance costs for legal, accounting and stockholder relations fees, increased approximately $59,000. The three and six months ended June 30, 2021 included the ERC of $21,000 and $57,000, respectively.

Research and development expense

Research and development expense for the three months ended June 30, 2022, was $92,085 compared to $54,377 for the same period in 2021, an increase of 69.3%. Research and development expense for the six months ended June 30, 2022, was $179,116 compared to $92,596 for the same period in 2021, an increase of 93.4%. The ERC of $22,750 and $61,750 was included in the three and six months ended June 30, 2021, respectively. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $108,140 and $46,434 for the three months ended June 30, 2022, and 2021, respectively. This was an increase of 132.9%. Marketing and sales expense was $190,328 and $97,827 for the six months ended June 30, 2022, and 2021, respectively, an increase of 94.6%.

Travel expenses increased approximately $22,000 and $39,000 during the three and six months ended June 30, 2022, respectively, versus the same periods in 2021, as we resumed in-person meetings with some customers and participated onsite in industry trade shows. The three and six months ended June 30, 2021, included the ERC of approximately $21,000 and $50,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Stock compensation expense

Included in total expenses were noncash stock-based compensation costs of $8,673 and $8,675 for the three months ended June 30, 2022, and 2021, respectively, and $31,972 and $30,563 for the six months ended June 30, 2022, and 2021, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $3,941 as of June 30, 2022 and will be recognized through 2023.

Interest

Interest expense was $5,769 for the three months ended June 30, 2022, and $9,014 for the three months ended June 30, 2021. Interest expense was $12,262 for the six months ended June 30, 2022, and $16,652 for the six months ended June 30, 2021. The decrease was due to final payments of multiple finance leases during 2021.

Income taxes

Income tax expense was $83,400 and $47,473 for the three months ended June 30, 2022, and 2021, respectively, and $144,200 and $138,093 for the six months ended June 30, 2022, and 2021, respectively. At December 31, 2021, the deferred tax asset was $663,820. Management considered new evidence, both positive and negative, during the first half of 2022 that could affect its view of the future realization of deferred tax assets and determined that no valuation allowance was necessary, and the deferred tax asset was $531,720 at June 30, 2022.

Income applicable to common stock

Income applicable to common stock for the three months ended June 30, 2022, and 2021, was $664,873 and $115,510, respectively. Income applicable to common stock for the six months ended June 30, 2022, and 2021, was $1,049,274 and $762,057, respectively. The increase was primarily the result of higher revenue and gross profit.

Liquidity and Capital Resources

Cash

As of June 30, 2022, cash on hand was $5,409,210 compared to $4,140,942 at December 31, 2021. The increase was principally due to record total revenue and higher gross profit for the first six months of 2022.

Working capital

At June 30, 2022 working capital was $5,085,961 compared to $3,907,135 at December 31, 2021, an increase of $1,178,826 or 30.2%. Cash increased $1,268,268, receivables increased $287,692, inventories increased $2,544,430, customer deposits increased $2,137,883, while prepaid expenses decreased $632,305.

Cash from operations

Net cash provided by operating activities during the six months ended June 30, 2022, was $1,490,066 and $1,249,462 for the six months ended June 30, 2021. In addition to the net income generated, this included depreciation and amortization of $249,992 and $273,688, and noncash stock-based compensation costs of $31,972 and $30,563 for the six months ended June 30, 2022, and 2021, respectively.

The decrease in prepaid expenses was related to the receipt of inventory paid for in December 2021 and received in January 2022. Inventories and customer deposits increased due to orders received late in 2021 and throughout the first six months of 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from investing activities

Cash of $179,140 and $558,828 was used in investing activities during the six months ended June 30, 2022, and June 30, 2021, respectively, for the acquisition of production equipment.

Cash from financing activities

Cash of $47,824 and $87,422 was used in financing activities for principal payments to third parties for finance lease obligations during the six months ended June 30, 2022, and 2021, respectively. The decrease was due to final payments of multiple finance leases during 2021. A cash dividend payment of $24,152 was made to owners of our Series B preferred stock during the six months ended June 30, 2021.

Debt outstanding

Total debt outstanding was $195,392 at June 30, 2022, compared to $243,218 at December 31, 2021, a decrease of 19.7%. As previously mentioned, cash of $47,824 was used for principal payments for finance lease obligations during 2022.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended June 30, 2022, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Press Release dated July 29, 2022, entitled “SCI Engineered Materials, Inc., Reports 2022 Second Quarter and Year-to-date Results.”

101

The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2022 and December 31, 2021 (ii) Statements of Income for the three and six months ended June 30, 2022 and 2021, (iii)  Statement of Changes in Equity for the three and six months ended June 30, 2022 and 2021, (iv) Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) Notes to Financial Statements.

*  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: July 29, 2022	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President, and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)