Form 10-Q
period 2022-09-30
SCI Engineered Materials, Inc.
filed 2022-10-28
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

4,517,319 shares of Common Stock, without par value, were outstanding at October 27, 2022.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3

	Statements of Income for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	5

	Statements of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	19

Signatures		20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2022	2021
	(UNAUDITED)
Current Assets
Cash	$5,614,257	$4,140,942
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	583,382	425,327
Tax - Employee Retention Credit	105,000	105,000
Other	—	1,250
Inventories, net	1,452,588	1,073,218
Prepaid expenses	91,792	678,357
Total current assets	7,847,019	6,424,094

Property and Equipment, at cost
Machinery and equipment	8,636,524	7,949,746
Furniture and fixtures	142,471	132,365
Leasehold improvements	607,156	596,867
Construction in progress	58,198	287,510
	9,444,349	8,966,488
Less accumulated depreciation and amortization	(7,087,742)	(6,809,850)
	2,356,607	2,156,638

Right of use asset, net	207,958	274,298
Deferred tax asset	375,820	663,820
Other assets	86,242	89,552
Total other assets	670,020	1,027,670

TOTAL ASSETS	$10,873,646	$9,608,402

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2022	2021
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$99,909	$96,702
Operating lease obligations, current portion	103,653	97,292
Accounts payable	506,748	250,383
Customer deposits	1,282,178	1,724,556
Accrued compensation	291,044	225,190
Accrued expenses and other	119,935	122,836
Total current liabilities	2,403,467	2,516,959

Finance lease obligations, net of current portion	71,178	146,516
Operating lease obligations, net of current portion	127,078	205,623
Total liabilities	2,601,723	2,869,098

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,517,319 and 4,466,969 shares issued and outstanding, respectively	10,610,938	10,573,843
Additional paid-in capital	2,230,625	2,227,078
Accumulated deficit	(4,569,640)	(6,061,617)
Total shareholders' equity	8,271,923	6,739,304

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,873,646	$9,608,402

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF INCOME

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021

Revenue	$5,816,838	$5,211,169	$17,648,275	$10,205,528

Cost of revenue	4,645,255	3,908,801	14,104,923	7,537,570

Gross profit	1,171,583	1,302,368	3,543,352	2,667,958

General and administrative expense	374,193	306,997	1,170,782	878,586

Research and development expense	93,081	56,612	272,197	149,208

Marketing and sales expense	94,594	61,732	284,922	159,559

Income from operations	609,715	877,027	1,815,451	1,480,605

Gain on extinguishment of debt	—	—	—	(325,300)

Interest (income) expense	(363)	8,156	11,899	24,808

Income before provision for income taxes	610,078	868,871	1,803,552	1,781,097

Income tax expense	167,375	200,189	311,575	338,282

Net income	442,703	668,682	1,491,977	1,442,815

Dividends on preferred stock	—	6,038	—	18,114

INCOME APPLICABLE TO COMMON STOCK	$442,703	$662,644	$1,491,977	$1,424,701

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.10	$0.15	$0.33	$0.32
Diluted	$0.10	$0.15	$0.33	$0.32

Weighted average shares outstanding
Basic	4,516,518	4,500,256	4,513,785	4,492,736
Diluted	4,544,651	4,531,523	4,541,590	4,521,746

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total
Balance 6/30/2022	$—	$10,603,450	$2,229,443	$(5,012,343)	$7,820,550

Stock based compensation expense (Note 4)	—	—	1,182	—	1,182

Common stock issued (Note 4)	—	7,488	—	—	7,488

Net income	—	—	—	442,703	442,703

Balance 9/30/2022	$—	$10,610,938	$2,230,625	$(4,569,640)	$8,271,923

Balance 6/30/2021	$502,362	$10,558,867	$2,236,790	$(6,966,308)	$6,331,711

Accretion of cumulative dividends	6,038	—	(6,038)	—	—

Stock based compensation expense (Note 4)	—	—	1,182	—	1,182

Common stock issued (Note 4)	—	7,488	—	—	7,488

Net income	—	—	—	668,682	668,682

Balance 9/30/2021	$508,400	$10,566,355	$2,231,934	$(6,297,626)	$7,009,063

Balance 12/31/2021	$—	$10,573,843	$2,227,078	$(6,061,617)	$6,739,304

Stock based compensation expense (Note 4)	—	—	3,547	—	3,547

Common stock issued (Note 4)	—	37,095	—	—	37,095

Net income	—	—	—	1,491,977	1,491,977

Balance 9/30/2022	$—	$10,610,938	$2,230,625	$(4,569,640)	$8,271,923

Balance 12/31/2020	$514,438	$10,530,669	$2,246,501	$(7,740,441)	$5,551,167

Accretion of cumulative dividends	18,114	—	(18,114)	—	—

Payment of cumulative dividends (Note 5)	(24,152)	—	—	—	(24,152)

Stock based compensation expense (Note 4)	—	—	3,547	—	3,547

Common stock issued (Note 4)	—	35,686	—	—	35,686

Net income	—	—	—	1,442,815	1,442,815

Balance 9/30/2021	$508,400	$10,566,355	$2,231,934	$(6,297,626)	$7,009,063

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,491,977	$1,442,815
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and accretion	305,480	325,793
Amortization of right of use asset	66,340	61,756
Amortization of patents	3,311	3,311
Stock based compensation	40,642	39,233
Loss (gain) on disposal of equipment	5,959	(4,511)
Deferred tax asset	288,000	316,185
Gain on extinguishment of debt	—	(325,300)
Inventory reserve	(15,925)	900
Changes in operating assets and liabilities:
Accounts receivable	(156,805)	(298,706)
Inventories	(363,445)	(802,569)
Prepaid expenses	586,565	31,810
Other assets	—	2,656
Accounts payable	256,365	165,371
Operating lease obligations	(72,184)	(65,915)
Accrued expenses and customer deposits	(384,601)	887,869
Net cash provided by operating activities	2,051,679	1,780,698

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	5,166	18,091
Purchases of property and equipment	(511,399)	(615,088)
Net cash used in investing activities	(506,233)	(596,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of cumulative dividends on preferred stock	—	(24,152)
Principal payments on finance lease obligations and notes payable	(72,131)	(123,715)
Net cash used in financing activities	(72,131)	(147,867)

NET INCREASE IN CASH	$1,473,315	$1,035,834

CASH - Beginning of year	4,140,942	2,917,551

CASH - End of period	$5,614,257	$3,953,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$6,846	$9,256
Income taxes	17,986	22,097

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	5,175	5,175

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

The Company considers collectability of amounts due under a contract to be probable upon inception of a sale based on an evaluation of the credit worthiness of each customer. The Company sells its products typically under agreements with 30-day payment terms. The Company does not normally include extended payment terms or significant financing components in contracts with customers. The majority of the Company’s contracts have an obligation to transfer products within one year. Thus, the Company elects to use the practical expedient where incremental cost of obtaining a contract, such as commissions, is expensed when incurred because the amortization period for those costs is one year or less. The Company treats shipping and handling activities that occur after control of the product transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation. Customer deposits are funds received in advance from customers and are recognized as revenue when the Company has transferred control of product to the customer. Product revenues are recognized upon shipment of goods as the customer has assumed the significant risks and rewards of ownership and the Company is entitled to payment at this point. Service revenues are recognized upon completion as the customer cannot realize the benefit of the service until fully completed.

All revenue was from the photonics industry during the nine months ended September 30, 2022 and 2021. The top two customers represented approximately 89% and 84% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. International shipments resulted in 1% and 2% of total revenue for the first nine months of 2022 and 2021, respectively.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies (continued)

Employee Retention Credit (ERC) - The Company qualified for federal government assistance through Employee Retention Credit provisions of the Consolidated Appropriations Act of 2021 during the first nine months of 2021 in the amount of $255,507 during the first quarter of 2021, $151,701 during the second quarter of 2021, and $153,713 during the third quarter of 2021. The purpose of the Employee Retention Credit was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. These funds were recorded in the Statements of Income as an offset to payroll costs in their respective expense lines and as a tax receivable on the balance sheets.  A balance of $105,000 appears as a tax receivable on the balance sheets at September 30, 2022 and December 31, 2021.

Note 3.  Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 will become effective for us in the first quarter of 2023. We are evaluating the impact that the adoption of this update will have on our financial statements; however, it is not expected to be material.

Note 4.  Common Stock and Stock Options

Stock based compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Noncash stock-based compensation expense was $8,670 for the three months ended September 30, 2022, and 2021. Noncash stock-based compensation expense was $40,642 and $39,233 for the nine months ended September 30, 2022, and 2021, respectively.

Unrecognized compensation expense was $2,758 as of September 30, 2022 and will be recognized through the second quarter of 2023. There was no tax benefit recorded for this compensation cost as the expense relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

The non-employee Board members received compensation of 6,550 and 7,605 aggregate shares of common stock of the Company during the nine months ended September 30, 2022 and 2021, respectively. The stock had an aggregate value of $22,470 and $22,475 for the nine months ended September 30, 2022 and 2021, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

Employees received compensation of 4,500 and 4,804 aggregate shares of common stock of the Company during the nine months ended September 30, 2022 and 2021, respectfully. These shares had an aggregate value of $14,625 and $13,211 and was recorded as non-cash stock compensation expense in the financial statements for the nine months ended September 30, 2022 and 2021, respectively. In addition, during the nine months ended September 30, 2021, a total of 30,181 stock options were exercised by management.

The cumulative status of options granted and outstanding at September 30, 2022, and December 31, 2021, as well as options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2021	76,037	$1.03
Exercised	(34,733)	1.00
Outstanding at December 31, 2021	41,304	$1.05
Exercised	—	—
Outstanding at September 30, 2022	41,304	$1.05
Options exercisable at December 31, 2021	27,418	$0.95
Options exercisable at September 30, 2022	34,361	$1.01

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 4.  Common Stock and Stock Options (continued)

Exercise prices for options ranged from $0.84 to $1.25 at September 30, 2022. The weighted average option price for all options outstanding at September 30, 2022, was $1.05 with a weighted average remaining contractual life of 3.9 years.

Note 5.  Preferred Stock

The Board of Directors voted in November 2021 to authorize full redemption of the 24,152 shares of the Company’s Convertible Preferred Stock, Series B (“Series B”) outstanding effective December 31, 2021. This involved cash payments of $248,766 ($10.30 per Series B share, which included a 3% premium to the stated value of $10 per share), plus unpaid annual dividends of $265,672 ($11.00 per Series B share).

Dividends on the Convertible Preferred Stock, Series B accrued at 10% annually on the outstanding shares prior to the redemption in 2021 and were $6,038 and $18,114 for the three and nine months ended September 30, 2021, respectively. During June 2021, a cash dividend payment of $24,152 was made to preferred shareholders.

Note 6.  Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$196,784	$440,759
Work-in-process	951,009	549,369
Finished goods	314,288	108,508
	1,462,081	1,098,636
Inventory reserve	(9,493)	(25,418)
	$1,452,588	$1,073,218

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income applicable to common stock	$442,703	$662,644	$1,491,977	$1,424,701

Weighted average common shares outstanding - basic	4,516,518	4,500,256	4,513,785	4,492,736

Effect of dilution - stock options	28,133	31,267	27,805	29,010
Weighted average shares outstanding - diluted	4,544,651	4,531,523	4,541,590	4,521,746

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 8.   Notes Payable

On April 17, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. Under the terms of the CARES Act, PPP loan recipients were eligible to apply for, and be granted, forgiveness for all or a portion of loans granted. Such forgiveness was subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company applied for forgiveness of the entire amount of the loan during the fourth quarter of 2020, and the SBA approved the Forgiveness Application in full during the first quarter of 2021. This amount is included in the Statements of Income as gain on extinguishment of debt for the nine months ended September 30, 2021.

The Company renewed its line of credit with Fifth Third Bank for $1 million during August 2022. The line of credit bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. This line of credit has a maturity date of August 29, 2023. No amounts were drawn on this line of credit as of September 30, 2022.

Note 9.  Income Taxes

The provision for income taxes for the nine months ended September 30, 2022 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred.

Following is the income tax expense for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Federal - deferred	$155,900	$185,183	$288,000	$316,185
State and local	11,475	15,006	23,575	22,097
	$167,375	$200,189	$311,575	$338,282

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The Company had net operating loss carryforwards available for federal and state tax purposes of approximately $2,100,000 at December 31, 2021, which expire in varying amounts through 2041.

As of December 31, 2021, management determined that there was sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $663,820 were realizable principally because we achieved five consecutive years of pretax income, expect profits to continue for the foreseeable future and implemented new efficiencies in the Company’s manufacturing process. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary, and the deferred tax asset was $375,820 at September 30, 2022.

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $84,300 and $82,600 during the nine months ended September 30, 2022 and 2021, respectively.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

Note 10. Operating Lease (continued)

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of September 30, 2022:

2022	$28,359
2023	114,857
2024	102,550
Total minimum lease payments	245,766
Less debt discount	15,035
Total operating lease obligations	$230,731

Operating cash outflows from operating leases	$72,183
Weighted average remaining lease term – operating leases	2.2	years
Weighted average discount rate – operating leases	5.5%

Note 11. Finance Leases

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of September 30, 2022, are shown in the following table.

2022	$26,325
2023	101,675
2024	49,859
Total minimum lease payments	177,859
Less amount representing interest	6,772
Present value of minimum lease payments	171,087
Less current portion	99,909
Finance lease obligations, net of current portion	$71,178

The equipment under finance lease at September 30, 2022, and December 31, 2021, is included in the accompanying balance sheets as follows:

	September 30, 2022	Dec. 31, 2021
Machinery and equipment	$385,923	$385,923
Less accumulated depreciation and amortization	94,728	65,783
Net book value	$291,195	$320,140

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

Executive Summary

For the nine months ended September 30, 2022, we had record total revenue of $17,648,275. Higher pricing, primarily attributable to increased raw material costs, higher volume and product mix were key factors that contributed to the increase.

Gross profit was $3,543,352 for the nine months ended September 30, 2022 compared to $2,667,958 for the same nine months in 2021. The increase was due to higher volume, favorable product mix, and improved manufacturing efficiency. The first nine months of 2021 included a reduction of costs of approximately $323,000 related to the Employee Retention Credit (“ERC”) enacted in 2020.

Operating expenses were $1,727,901 and $1,187,353 for the nine months ended September 30, 2022 and 2021, respectively. The first nine months of 2021 included a reduction of expenses of approximately $238,000 related to the ERC.

Income from operations was $1,815,451 and $1,480,605 for the nine months ended September 30, 2022 and 2021, respectively.

We received additional manufacturing equipment during the third quarter of 2022. This included a vacuum hot press that enables production of higher temperature materials with increased capacity. It was purchased and installed for approximately $500,000 which was paid in cash.

Consistent with our growth strategy, we have identified niche markets that can benefit from our expertise in custom powder solutions, such as near-infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

New initiatives are also being pursued that utilize our vacuum hot presses, cold isostatic press, and kilns for increased production and development projects, including diffusion bonding. We recently manufactured and sold conductive metal oxides for direct current sputtering of Tungsten Oxide and Molybdenum Oxide materials. We continue to invest in developing new products for all our markets including specialty bonding processes for Aerospace customers. Those products continue to require research and development expense to accelerate time to market.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Several issues continue to affect national and global market conditions. First, inflation remains at historically high levels, impacting labor, raw material costs and transportation expenses. We have generally been able to pass on these increases to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Second, supply chain disruptions are adversely impacting customers in certain markets. Thus far, we have not experienced material adverse effects regarding product shipments; however, timely deliveries and sourcing of certain materials is of increased concern. Third, published articles and corporate announcements continue to address the global semiconductor chip shortage, which is anticipated to continue into 2023. This shortage is affecting some of our customers which could impact the Company’s revenue, volume, and profitability. Fourth, there are increased political uncertainties affecting global markets. Although we currently have no customers or vendors in Russia or Ukraine, we continue to monitor the situation as some raw material comes from Russia for the PVD industry. We continue to actively monitor these developments, including ongoing contact with our suppliers and customers, including identifying additional suppliers and adapting to our customers’ specific circumstances and forecasts.

In March 2020, the World Health Organization declared the coronavirus disease (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since then, most federal, state, and local executive orders have been lifted. Based on ongoing conversations with customers, we do not expect to experience any material impairments or changes in accounting judgements related to COVID-19. We continue to follow practical safety procedures as needed. During the first nine months of 2022, we resumed in-person meetings, participated onsite in industry trade shows, and continue to maintain regular contact, via phone and other electronic means, with all customers and suppliers.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2022 (unaudited) compared to three and nine months ended September 30, 2021 (unaudited):

Revenue

For the three months ended September 30, 2022, we had revenue of $5,816,838. This was an increase of $605,669 compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, we had record total revenue of $17,648,275. This was an increase of $7,442,747 compared to the nine months ended September 30, 2021. Higher pricing, primarily attributable to increased raw material costs, higher volume and product mix were key factors that contributed to the increase.

Gross profit

Gross profit was $1,171,583 for the three months ended September 30, 2022, compared to $1,302,368 for the same three months in 2021, a decrease of $130,785. Increased raw material costs in the third quarter of 2022 combined with the impact of the Employee Retention Credit (ERC) for the third quarter of 2021 offset higher volume and product mix. Gross profit was $3,543,352 for the nine months ended September 30, 2022, compared to $2,667,958 for the first nine months of 2021, an increase of $875,394. The increase in gross profit for the nine months ended September 30, 2022 was due to higher revenue compared to the nine months ended September 30, 2021. Gross profit as a percentage of revenue (gross margin) was 20.1% for the third quarter and first nine months of 2022 compared to 25.0% for the third quarter of 2021 and 26.1% for the 2021 year-to-date period. The lower gross margin in 2022 compared to a year ago was due to higher raw material costs and product mix during 2022. The Employee Retention Credit (ERC) reduced cost of revenue in the three and nine months ended September 30, 2021, by $84,763 and $323,038, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expense

General and administrative expense for the three months ended September 30, 2022, and 2021, was $374,193 and $306,997, respectively, an increase of 21.9%.  This increase is attributed to higher compensation of $25,369, disposal of assets with net book value of $18,860, and the ERC of $21,000 which reduced expenses in the third quarter of 2021. General and administrative expense for the nine months ended September 30, 2022, and 2021, was $1,170,782 and $878,586, respectively, an increase of 33.3%. During 2022 there was an increase in compensation of approximately $118,788, which included an increase in staff. Business liability insurance (due to higher revenue) and professional fees, primarily related to SEC compliance costs for legal, accounting and stockholder relations fees, increased approximately $52,000. The nine months ended September 30, 2021 included the ERC of $78,000.

Research and development expense

Research and development expense for the three months ended September 30, 2022, was $93,081 compared to $56,612 for the same period in 2021, an increase of 64.4%. Research and development expense for the nine months ended September 30, 2022, was $272,197 compared to $149,208 for the same period in 2021, an increase of 82.4%. The ERC of $26,950 and $88,700 was included in the three and nine months ended September 30, 2021, respectively. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $94,594 and $61,732 for the three months ended September 30, 2022, and 2021, respectively. This was an increase of 53.2%. Marketing and sales expense was $284,922 and $159,559 for the nine months ended September 30, 2022, and 2021, respectively, an increase of 78.6%.

Travel expenses increased approximately $2,000 and $41,000 during the three and nine months ended September 30, 2022, respectively, versus the same periods in 2021, as we resumed in-person meetings with some customers and participated onsite in additional industry trade shows. The three and nine months ended September 30, 2021, included the ERC of $21,000 and $71,183, respectively.

Stock compensation expense

Included in total expenses were noncash stock-based compensation costs of $8,670 for the three months ended September 30, 2022 and 2021, and $40,642 and $39,233 for the nine months ended September 30, 2022, and 2021, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $2,758 as of September 30, 2022 and will be recognized through the second quarter of 2023.

Interest

Interest income was $363 for the three months ended September 30, 2022. Interest expense was $8,156 for the three months ended September 30, 2021. Interest expense was $11,899 for the nine months ended September 30, 2022, and $24,808 for the nine months ended September 30, 2021. The improvement during 2022 was due to final payments of multiple finance leases during 2021 and the increase in interest rates during the third quarter of 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income taxes

Income tax expense was $167,375 and $200,189 for the three months ended September 30, 2022, and 2021, respectively, and $311,575 and $338,282 for the nine months ended September 30, 2022, and 2021, respectively. At December 31, 2021, the deferred tax asset was $663,820. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary, and the deferred tax asset was $375,820 at September 30, 2022.

Income applicable to common stock

Income applicable to common stock for the three months ended September 30, 2022, and 2021, was $442,703 and $662,644, respectively. The third quarter of 2021 included the ERC of $153,713 which reduced overall expenses. Income applicable to common stock for the nine months ended September 30, 2022, and 2021, was $1,491,977 and $1,424,701, respectively. The increase was primarily the result of higher revenue and gross profit. Included in the first nine months of 2021 was the ERC which reduced overall expenses by $560,921.

Liquidity and Capital Resources

Cash

As of September 30, 2022, cash on hand was $5,614,257 compared to $4,140,942 at December 31, 2021. The increase was principally due to record total revenue and higher gross profit for the first nine months of 2022.

Working capital

At September 30, 2022 working capital was $5,443,552 compared to $3,907,135 at December 31, 2021, an increase of $1,536,417 or 39.3%. Cash increased $1,473,315, inventories increased $379,370, accounts payable increased $256,365 and receivables increased $156,805 while prepaid expenses decreased $586,565, and customer deposits decreased $442,378.

Cash from operations

Net cash provided by operating activities during the nine months ended September 30, 2022, was $2,051,679 and $1,780,698 for the nine months ended September 30, 2021. In addition to the net income generated, this included depreciation and amortization of $308,791 and $329,104, and noncash stock-based compensation costs of $40,642 and $39,233 for the nine months ended September 30, 2022, and 2021, respectively.

The decrease in prepaid expenses was related to the receipt of inventory paid for in December 2021 and received in January 2022. Inventories and accounts payable increased due to orders received during the third quarter and throughout the first nine months of 2022. Customer orders remain strong, and deposits are lower as customers have monitored inventory more closely  with continued emphasis on intra-quarter shipments.

Cash from investing activities

Cash of $511,399 and $615,088 was used in investing activities during the nine months ended September 30, 2022, and September 30, 2021, respectively, for the acquisition of production equipment. This included a vacuum hot press that enables production of higher temperature materials with increased capacity. It was purchased and installed for approximately $500,000. A deposit of $220,075 was paid in the first quarter of 2021 for this vacuum hot press and the remaining amount was paid in cash during the third quarter of 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from financing activities

Cash of $72,131 and $123,715 was used in financing activities for principal payments to third parties for finance lease obligations during the nine months ended September 30, 2022, and 2021, respectively. The decrease was due to final payments of multiple finance leases during 2021. A cash dividend payment of $24,152 was made to owners of our Series B preferred stock during the nine months ended September 30, 2021.

Debt outstanding

Total debt outstanding was $171,087 at September 30, 2022, compared to $243,218 at December 31, 2021, a decrease of 29.7%. As previously mentioned, cash of $72,131 was used for principal payments for finance lease obligations during 2022.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2022, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	*	Press Release dated October 28, 2022, entitled “SCI Engineered Materials, Inc., Reports 2022 Third Quarter and Year-to-date Results.”

101

The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2022 and December 31, 2021 (ii) Statements of Income for the three and nine months ended September 30, 2022 and 2021, (iii)  Statement of Changes in Equity for the three and nine months ended September 30, 2022 and 2021, (iv) Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (v) Notes to Financial Statements.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: October 28, 2022	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President, and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)