Form 10-K
period 2022-12-31
SCI Engineered Materials, Inc.
filed 2023-02-03
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $9,971,863 on June 30, 2022. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. There were 4,519,524 shares of the Registrant’s Common Stock outstanding on February 2, 2023.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	SCIA	OTCQB

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

PART I

ITEM 1.BUSINESS

Introduction

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), an Ohio corporation, was incorporated in 1987. We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) thin film applications. We are focused on markets within the PVD industry including Aerospace, Automotive, Defense, Glass, Optical Coatings, and Solar. Substantially all revenues are generated from customers with multi-national operations. The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

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

Business

We are a supplier of materials to the PVD industry. Customers need our materials to produce nano layers of metals and oxides for advanced material systems. Applications for PVD coatings range from everyday items to complex computer processors. Every day applications include automotive, transparent anti-scratch coatings on eyeglasses, coatings on kitchen faucets, as well as low emissivity glass for household windows and commercial buildings. More technically advanced applications for our products include semiconductors, thin film solar, flat panel displays, defense, aerospace, and photonics.

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

The Photonics industry includes a number of diverse markets which represents the best fit for our applications. We and our customers are continually identifying new materials that improve the utility of optical coatings. This includes improvements in their ability to focus, filter or reflect light, all of which increase the potential demand for the types and volume of products we sell in this market. Photonic applications continue to expand as new methods are found to manipulate light waves to enhance the various applications.

In 2018, we began to supply target materials to the roll-to-roll coating industry. Roll-to-roll PVD coating is an emerging market in which intermediate manufacturers use our advanced materials to coat flexible substrates for a wide range of applications. In a roll-to-roll coating system, multiple layers of varied materials can be deposited over large areas on flexible substrates without costly down time associated with disrupting the vacuum manufacturing process. These coated substrates can be used as standalone products in high volume consumer goods or can be laminated into electronic and optical components such as solar panels, architectural glass and displays. Our rotatable bonding technology, compounded with our material development capabilities, position us well in this emerging market for potential growth.

We continue to invest in developing new products for SCI’s chosen markets with emphasis on accelerating time to market.

For the year ended December 31, 2022, we had total revenue of $23,467,030 compared to $13,448,021 for the year ended December 31, 2021.  Higher pricing, primarily attributable to increased raw material costs, higher volume and product mix were key factors that contributed to the increase.

Our largest customer represented approximately 73% of total revenues in 2022 and 63% in 2021. This year-over-year increase was attributable to the factors noted above including additional products.

Marketing and Sales

Europe and Asia, as well as the Americas, have high demand for sputtering targets. We continue to seek ways to expand our global marketing reach. We use various distribution channels for specific end markets through direct sales by our employees and manufacturers’ representatives for international markets. We have manufacturer’s representatives in the Chinese, Korean and Taiwanese markets. Also, the internet provides tremendous opportunities for us to reach new customers with compatible product needs.

Our corporate website is www.sciengineeredmaterials.com. The website is designed to serve customers, suppliers, and investors with additional information in an easy-to-use format and includes expanded mobile access. There are also social media components, including LinkedIn®, Facebook®, and Twitter® to enhance the Company’s visibility and communication with customers and shareholders. For customers and suppliers, there is also expanded information about our product focus as well as a library of detailed product data sheets that continues to be updated. Investors can access current and archived information about the Company utilizing multiple electronic platforms.

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

Applications for metal targets are highly varied ranging from applying decorative coatings for end uses such as sink faucets to the production of various electronic, photonic and semiconductor products.

We purchase various metals of reasonable high purity (often above 99.9%) for our applications. We are not dependent on a sole source for these metals and do not believe losing a vendor would materially affect our business.

We have continually added production processes and testing equipment to enable us to manufacture and qualify many product compositions that can be used as PVD applications by end users and Original Equipment Manufacturers.

Competition

We have several domestic and international competitors in the ceramic and metal fields, including Vacuum Engineering & Materials, Process Materials, Inc., and Materion, who also supply targets.

Suppliers

Principal suppliers in 2022 were Johnson Matthey, Rhenium Alloys, and Six Nine Metals. In every case, we have established alternate vendors that can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Research and Development

We continue to invest in developing new applications for our markets including electrically conductive Zinc Tin Oxide for Solar, Architectural Glass, and Thin-Film Transistors. Specialty materials are being researched for use in niche markets such as additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense. We are developing sputtering targets for transparent electronic applications, which could be used to produce transparent thin film transistors via PVD processing.

We may seek funded research opportunities within our core competencies that maintain and expand technical understanding within our company.

We have certain proprietary knowledge and trade secrets related to the manufacture of metal and metal oxide PVD materials. This includes specific patents directly related to our products and market focus (see Intellectual Property section below).

New Product Initiatives

We are committed to increasing our core competencies in growth areas through development of innovative applications, continuing to pursue stronger customer relationships, and entry into compatible niche markets.

Building on more than three decades of materials science expertise, we have developed several new applications for select markets.  For example, we recently achieved commercial success with an electrically conductive Molybdenum Oxide material that led to initial development of a commercially feasible rotary target with similar properties.  Molybdenum Oxide is used in photovoltaic and optoelectronic markets which value rotary target geometry in their commercial processes.  We have a patent pending on our high-power density bond process which has been initially well received by customers in the aerospace industry.

Utilizing our expertise in Vacuum Hot Pressing we are exploring additional defense applications for domestically manufactured Boron Carbide Armor. This same formulation also has potential use in controlling fuel rods in nuclear reactors as well as radiation protection. We are also exploring material applications, such as tungsten and molybdenum, in multiple manufacturing areas that can capitalize on our expertise and industry relationships.

Consistent with our growth strategy, we have also identified niche markets that can benefit from our expertise in custom powder solutions, such as near infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

Our research and development team includes a Ph.D. with a degree in Material Science. This knowledge base benefits our achievement of innovative product solutions and new applications through collaboration with customers, which requires a deeper understanding beyond material properties. Our team provides knowledge in the areas of optical and electrical properties for these applications.

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

Employees

We had 21 full-time employees as of December 31, 2022, and 2021. One of these employees holds a PhD in Material Science. We have never experienced a work stoppage and consider our relations with employees to be good. The employees do not have a bargaining unit. We are committed to continuing to provide an open and accountable workplace where employees feel empowered to speak up and raise issues. With this in mind, we provide multiple channels to communicate, ask for guidance, and report concerns. We also provide employees with paid time off to volunteer in local communities. We are committed to creating value for our communities including volunteerism and advocacy, and by operating our business in a socially and environmentally responsible way.

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

Collections and Write-offs

We collected receivables in an average of 38 days in 2022. We have occasionally written-off negligible amounts of accounts receivable as uncollectible and there were none in 2022 and 2021. We consider credit management critical to our success.

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

Prior to 2017, the Company frequently reported annual net losses. Our results for 2022 reflect the sixth consecutive year of net income; however, while assurances cannot be provided that we will be able to operate profitably in the future, management continuously monitors business conditions and responds through proactive actions. We continue to invest in developing new products for all our markets. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

During 2022 we reduced our accumulated deficit by $1,957,024 to $4,104,593 at December 31, 2022. Management’s plans include continuing to grow our business in current and additional niche markets, developing new products, and increasing our revenue and presence in those markets. Management believes the actions that began during the last several years and continue today provide the opportunity for maintaining and improving liquidity and profitability. However, no assurances are made that such actions will result in sustained profitability.

A substantial portion of our sales has been dependent upon certain principal customers, the loss of whom could materially negatively affect the Company’s total sales.

Revenue attributable to these customers includes the sale of multiple applications. Our top two customers accounted for approximately 89% of our net sales for the fiscal year ended December 31, 2022. Although they have been major customers of the Company for nearly twenty years, we do not have written agreements with these customers that require any minimum purchase obligations, and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits. We cannot provide assurance that these customers or any of our other current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

We have limited marketing and sales capabilities outside North America.

We continue to develop our marketing and sales capabilities through targeted marketing, sales, technical, customer service and distribution capabilities. This includes increased participation in industry specific trade shows which attract representatives from domestic and international companies. We may enter into agreements with third parties to also provide these services to successfully market our products outside North America.

Our success depends on our ability to retain key management personnel.

Our success depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. The loss of services of one of our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel could have a material adverse effect on our business, operating results, and financial condition. Jeremy Young was named president and chief executive officer in 2019 and has an employment agreement with the Company that contains non-competition provisions as well as severance payments. Mr. Young has been with the Company for more than seventeen years. All other key management personnel have entered into non-competition agreements with the Company. Although we have been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that we will be able to do so in the future.

Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business.

We believe a key portion of future success depends on the efforts and talent of our employees, including technical and skilled mechanical personnel. This will be dependent on continuing to attract, develop, motivate, and retain qualified and skilled employees. Competition for highly skilled technical, risk management and financial personnel is expected to remain intense. We may not be able to hire and retain qualified personnel at compensation levels consistent with our compensation and salary structure. Some of the companies with which we compete for experienced employees may have greater resources than we have and may be able to offer more attractive terms of employment.

We invest considerable time and expense in training our employees and we continue to implement new employee retention strategies. If we fail to retain our employees, we could incur significant expenses in hiring and training new employees, and the quality of our services and our ability to serve our customers could decline, resulting in a material adverse effect to our business.

Changes in the strategies of key trade customers may adversely affect our business.

Our products are sold in a highly competitive global marketplace which continues to experience increased concentration. We may be negatively affected by changes in the strategies of our trade customers, such as inventory de-stocking, delisting of our products, and other conditions.

Changes in global economic conditions could adversely affect our business.

The Company continues to actively monitor and respond to changes in national and global economic conditions, which include, but are not limited to, inflation, supply chain disruptions, and a global semiconductor chip shortage. Changes in these conditions could impact implementation of our growth plans and access to capital markets. Customer demand and supply-related issues could result in increased operating, transportation and shipping, material, wages, and labor costs. An economic recession (of whatever scale) has the potential to change customer purchasing patterns which could negatively impact our revenue and profitability.

Global conflicts could have impact on raw materials which could negatively impact our business.

Political uncertainties could affect global markets and thus could have a negative effect on our business. We currently have no customers or vendors in Russia or Ukraine; however, we are actively monitoring the situation as some raw materials for the PVD industry are sourced from Russia. We continue to actively monitor this situation through ongoing contact with current suppliers and customers, and adding alternate suppliers that can be used to ensure availability of required materials. In addition, supply chain disruptions continue to adversely impact customers in certain markets we serve. Thus far, we have not experienced material adverse effects regarding product shipments; however, late deliveries and sourcing of certain materials could have a negative impact on our business.

Our property is subject to risks from natural disasters such as earthquakes and severe weather, and other potential risks associated with the effects of climate change.

Our manufacturing facility may suffer harm as a result of natural or man-made disasters such as storms, earthquakes, tornadoes, floods, fires, and other extreme weather conditions. Such events could disrupt our operations, harm our employees, or severely damage or destroy manufacturing equipment. Any combination of these factors could adversely impact our business, reputation, and financial performance in ways that cannot currently be predicted.

Public health epidemics or outbreaks could adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it spread to other countries and infections were reported globally. The extent to which the coronavirus and subsequent strains impact our operations will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Since we are a manufacturer, it is not possible for our production facility to operate with some of our employees not in the facility. As a result, any prolonged “stay at home” order or similar restriction could have a material adverse effect on our operations.

Our competitors may have greater financial and other resources than us.

The market for PVD materials is substantial with significant competition in both ceramic and metal materials. While we believe that our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as Vacuum Engineering & Materials, Process Materials, Inc., and Materion, all of which may have more financial resources than us. We cannot provide assurance that developments by others will not render our products or technologies obsolete or less competitive.

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

The Company has a line of credit with Fifth Third Bank for $1 million which expires on August 29, 2023. However, our liquidity and financial condition could be materially and adversely affected if our ability to borrow money from new or existing lenders to finance our operations is reduced or eliminated. Similar adverse effects may also result if we realize reduced credit availability from trade creditors. Additionally, many of our customers require availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have adverse effects on our business.

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

The Company is authorized to issue up to 15,000,000 shares of common stock, which may be approved by our Board of Directors for such consideration, as they may consider sufficient without seeking shareholder approval. As of December 31, 2022, we had 4,519,524 shares outstanding and 34,361 shares underlying options that are currently exercisable resulting in 10,446,115 shares of common stock available for issue. The issuance of additional shares of common stock in the future may reduce the proportionate ownership and voting power of current shareholders.

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

Holders of Record

As of December 31, 2022, there were approximately 220 registered holders of record of our common stock and 4,519,524 shares issued and outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We intend to use our future earnings for the growth of the business.

The Board of Directors voted in November 2021 to authorize full redemption of 24,152 shares of the Company’s Convertible Preferred Stock, Series B (“Series B”) effective December 31, 2021. This involved cash payments of $248,766 ($10.30 per share, which included a 3% premium to the stated value of $10 per share), plus unpaid annual dividends of $265,672 ($11.00 per share).

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2022, concerning shares of our common stock that may be issued upon the exercise of options and rights under our existing equity compensation plans and arrangements approved by our shareholders which include our 2011 Stock Option Plan and 2006 Stock Option Plan. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights, and the number of shares remaining available for future grants (excluding the shares to be issued upon exercise of outstanding options and other rights).

Number of securities
remaining available for
	Number of Securities to		issuance under equity
	be issued upon exercise	Weighted-average exercise	compensation plans
	of outstanding options	price of outstanding options	(excluding securities
	and rights	and rights	reflected in column (a))
	(a)	(b)	©
Equity compensation plans	41,304	$1.05	215,285

ITEM 6.RESERVED.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

For the year ended December 31, 2022, we had total revenue of $23,467,030 compared to $13,448,021 for the year ended December 31, 2021. Higher pricing, primarily attributable to raw material costs, higher volume and product mix were key factors that contributed to the increase.

Gross profit was $4,786,955 for 2022 compared to $3,529,255 for 2021. The increase was attributable to higher revenue as well as favorable product mix and improved manufacturing efficiency. The year ended December 31, 2021 included a reduction of costs of approximately $323,000 related to the Employee Retention Credit (“ERC”) enacted in 2020.

Operating expenses were $2,306,737 and $1,751,349 for 2022, and 2021, respectively. The year ended December 31, 2021 included a reduction of expenses of approximately $238,000 related to the ERC.

Income from operations was $2,480,218 and $1,777,906 for 2022 and 2021, respectively

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

In March 2020, the World Health Organization declared the coronavirus disease (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since then, most federal, state, and local executive orders have been lifted. Based on ongoing conversations with customers, we do not expect to experience any material impairments or changes in accounting judgements related to COVID-19. We continue to follow practical safety procedures as needed. During 2022, we resumed in-person meetings, participated onsite in industry trade shows, and continue to maintain regular contact, via phone and other electronic means, with all customers and suppliers.

RESULTS OF OPERATIONS

Year 2022 compared to Year 2021

Revenue

For the year ended December 31, 2022, we had total revenue of $23,467,030, compared to $13,448,021 for the year ended December 31, 2021. This was an increase of $10,019,009. Higher raw material pricing was the most significant factor for the increase in revenue. In addition, higher volume and product mix contributed to the increase.

Gross profit

Gross profit was $4,786,955 for 2022 compared to $3,529,255 for 2021. The increase was attributable to higher revenue as well as improved manufacturing efficiency. The year ended December 31, 2021 included a reduction of costs of approximately $323,000 related to the Employee Retention Credit (“ERC”). Gross profit as a percentage of revenue (gross margin) was 20.4% and 26.2% for 2022 and 2021, respectively. The lower gross margin in 2022 compared to a year ago was due to higher raw material costs and product mix during 2022 as well as the ERC recognized in 2021.

General and administrative expense

General and administrative expense for 2022 and 2021, was $1,549,696 and $1,280,579, respectively, an increase of 21.0%. During 2022 there was an increase in compensation of $151,771, which included an increase in staff. Business liability insurance (due to higher revenue) increased $48,892. The year 2021 also benefited from the ERC of approximately $78,000.

Included in general and administrative expense was $260,826 and $270,609 for professional fees during 2022 and 2021, respectively. These expenses were primarily related to SEC compliance costs for legal, accounting and stockholder relations fees.

Research and development expense

Research and development expense for 2022 was $375,728, compared to $235,679 for 2021, an increase of 59.4%. The ERC of approximately $89,000 was included in the twelve months ended December 31, 2021.   Additional research supplies also contributed to the increase in expenses in 2022. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $381,313, and $235,091 during 2022 and 2021, respectively. This was an increase of $146,222, or 62.2%. During 2022 there was an increase in compensation of $45,632 which was partially offset by a reduction in outside consulting expenses of $23,500. Travel expenses increased $43,474 as we resumed in-person meetings with some customers and participated onsite in additional industry trade shows. The ERC of approximately $71,000 reduced expenses in 2021.

Stock compensation expense

Included in total expenses were non-cash stock-based compensation costs of $49,321 and $47,903 for 2022 and 2021, respectively. The non-employee board members received compensation of 8,755 and 9,165 shares of common stock of the Company during 2022 and 2021, respectively. The stock had an aggregate value of $29,967 and $29,963 for the year ended December 31, 2022, and 2021, respectively, and was recorded as non-cash stock compensation expense in the financial statements. Beginning January 1, 2023, non-employee board members will receive their entire compensation in cash. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $1,576 as of December 31, 2022, and will be recognized through April 2023

Interest

Interest income was $19,201 for the year ended December 31, 2022 and interest expense was $32,140 for the year ended December 31, 2021. The improvement was due to our investment into marketable securities and the overall increase in interest rates during the second half of 2022 and the final payments of multiple finance leases during 2021.

Income taxes

Income tax expense was $542,395 and $392,242 for the twelve months ended December 31, 2022 and 2021, respectively. At December 31, 2021, the deferred tax asset was $663,820. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary, and the deferred tax asset was $151,164 at December 31, 2022.

Income applicable to common stock

Income applicable to common stock for 2022 and 2021 was $1,957,024 and $1,654,672, respectively. The increase was primarily the result of higher revenue and gross profit. Included in the year 2021 was the ERC which reduced overall expenses by approximately $561,000 and the forgiveness of our Payroll Protection Plan loan of $325,300.

Liquidity and Capital Resources

Cash

As of December 31, 2022, cash on hand was $3,947,966 compared to $4,140,942 at December 31, 2021. We purchased marketable securities of $1,989,265 and production equipment of $536,313 during 2022 which slightly reduced our year-end cash balance.

Working capital

At December 31, 2022, working capital was $5,211,625 compared to $3,907,135 at December 31, 2021, an increase of $1,304,490 or 33.4%. The increase was primarily due to the increase in inventory and investment in marketable securities noted above.

Cash from operations

Net cash provided by operating activities during 2022 was $2,398,155 and $2,610,548 during 2021. In addition to the net income generated, this included depreciation and amortization of $519,031 and $516,579, and noncash stock-based compensation costs of $49,321 and $47,903 for the twelve months ended December 31, 2022, and 2021, respectively.  The decrease in prepaid expenses was related to inventory paid for in December 2021 and received in January 2022. Inventories and accounts payable increased due to orders received during the fourth quarter and throughout 2022. Customer orders remain strong, and deposits increased slightly as customers have monitored inventory more closely with continued emphasis on intra-quarter shipments.

Cash from investing activities

Cash of $536,313 and $706,242 was used in investing activities during the twelve months ended December 31, 2022, and 2021, respectively, for the acquisition of production equipment. This included a vacuum hot press that enables production of higher temperature materials with increased capacity. It was purchased and installed for approximately $500,000. A deposit of $220,075 was paid in the first quarter of 2021 for this vacuum hot press and the remaining amount was paid in cash during the third quarter of 2022. As previously mentioned, we purchased marketable securities of $1,989,265 during 2022.

Cash from financing activities

Cash of $96,702 and $160,416 was used in financing activities for principal payments to third parties for finance lease obligations during 2022 and 2021, respectively. The decrease was due to final payments of multiple finance leases during 2021. On December 31, 2021, we redeemed all 24,152 shares of our Convertible Preferred Stock, Series B. The redemption included cash payments of $248,766 plus unpaid annual dividends of $265,672. An annual dividend payment of $24,152 was previously made to owners of this stock during the second quarter of 2021.

Debt outstanding

Total debt outstanding decreased to $146,516 at December 31, 2022, from $243,218 at December 31, 2021, a decrease of 40%. As previously mentioned, cash of $96,702 was used for principal payments for finance lease obligations during 2022.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2022, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and license useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the expected collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our expected losses, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected. The tax valuation allowance is based on our consideration of new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. If we were to determine we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Inflation

While there was not a significant impact from inflation on our operations during the past three fiscal years, we experienced increased costs during 2022 that are expected to continue into 2023.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our balance sheets as of December 31, 2022, and 2021, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2022, and 2021, together with the Report of Independent Registered Public Accounting Firm thereon appear beginning on Page F-1.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We performed a review of our related procedures and controls and strengthened cross approval of various functions, including financial reporting and disclosure review controls by the Chief Financial Officer, to include the Chief Executive Officer and Audit Committee Chairperson where appropriate. We continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2023 Annual Meeting of Shareholders scheduled to be held on June 8, 2023, and is incorporated herein by reference.

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

ITEM 11.EXECUTIVE COMPENSATION.

The information required by this item is included under the caption “Executive Compensation” in our proxy statement relating to our 2023 Annual Meeting of Shareholders scheduled to be held on June 8, 2023, and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our proxy statement relating to our 2023 Annual Meeting of Shareholders scheduled to be held on June 8, 2023, and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our proxy statement relating to our 2023 Annual Meeting of Shareholders scheduled to be held on June 8, 2023, and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Registered Independent Public Accounting Firm for the years ended December 31, 2022, and 2021” in our proxy statement relating to our 2023 Annual Meeting of Shareholders scheduled to be held on June 8, 2023, and is incorporated herein by reference.

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

23.1*	Consent of Independent Registered Public Accounting Firm.
24*	Power of Attorney.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
99.1*	Press Release dated February 3, 2023, entitled “SCI Engineered Materials, Inc., Reports 2022 Fourth Quarter and Full-Year Results”.
101

The Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2022 and December 31, 2021 (ii) Statements of Operations for the years ended December 31 2022 and 2021, (iii) Statement of Changes in Equity for the years ended December 31, 2022 and December 2021, (iv) Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.
Date: February 3, 2023	By:	/s/ Jeremiah R. Young
Jeremiah R. Young, Director, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 3rd day of February 2023.

Signature	Title
/s/ Jeremiah R. Young	Director and Chief Executive Officer
Jeremiah R. Young	(principal executive officer)

/s/ Gerald S. Blaskie	Vice President and Chief Financial Officer
Gerald S. Blaskie	(principal financial and accounting officer)

Laura F. Shunk*	Chairperson of the Board of Directors
Laura F. Shunk

Edward W. Ungar*	Director
Edward W. Ungar

John P. Gilliam*	Director
John P. Gilliam

Emily Lu*	Director
Emily Lu

Charles Wickersham*	Director
Charles Wickersham

*By:/s/ Jeremiah R. Young
Jeremiah R. Young, Attorney-in-Fact

To the Board of Directors and Shareholders

SCI Engineered Materials, Inc.

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Realizability of Deferred Tax Assets

Description of the Matter

As described further in Note 10 to the financial statements, the Company assesses the realizability of deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. The Company assesses the need for a valuation allowance by evaluating both positive and negative evidence that may exist. We identified the realizability of deferred tax assets and the assessment of the need for a valuation allowance as a critical audit matter.

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

Columbus, Ohio

February 3, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

ASSETS

	December 31,	December 31,
	2022	2021

Current Assets
Cash	$3,947,966	$4,140,942
Investments - marketable securities, short term	989,265	—
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	842,647	425,327
Tax - Employee Retention Credit	40,539	105,000
Other	12,653	1,250
Inventories, net	2,177,917	1,073,218
Prepaid expenses	136,134	678,357
Total current assets	8,147,121	6,424,094

Property and Equipment, at cost
Machinery and equipment	8,584,871	7,949,746
Furniture and fixtures	142,471	132,365
Leasehold improvements	607,156	596,867
Construction in progress	28,708	287,510
	9,363,206	8,966,488
Less accumulated depreciation and amortization	(7,101,573)	(6,809,850)
	2,261,633	2,156,638

Other Assets
Investment - marketable securities, long term	1,000,000	—
Right of use asset, net	185,072	274,298
Deferred tax asset	151,164	663,820
Other assets	85,138	89,552
Total other assets	1,421,374	1,027,670

TOTAL ASSETS	$11,830,128	$9,608,402

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS (continued)

DECEMBER 31, 2022 AND 2021

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	December 31,
	2022	2021

Current Liabilities
Finance lease obligations, current portion	$97,367	$96,702
Operating lease obligations, current portion	105,789	97,292
Accounts payable	514,512	250,383
Customer deposits	1,825,595	1,724,556
Accrued compensation	270,168	225,190
Accrued expenses and other	122,065	122,836
Total current liabilities	2,935,496	2,516,959

Finance lease obligations, net of current portion	49,149	146,516
Operating lease obligations, net of current portion	99,834	205,623
Total liabilities	3,084,479	2,869,098

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,519,524 and 4,506,269 shares issued and outstanding, respectively	10,618,435	10,573,843
Additional paid-in capital	2,231,807	2,227,078
Accumulated deficit	(4,104,593)	(6,061,617)
Total shareholders' equity	8,745,649	6,739,304

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,830,128	$9,608,402

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

Revenue	$23,467,030	$13,448,021

Cost of revenue	18,680,075	9,918,766

Gross profit	4,786,955	3,529,255

General and administrative expense	1,549,696	1,280,579

Research and development expense	375,728	235,679

Marketing and sales expense	381,313	235,091

Income from operations	2,480,218	1,777,906

Gain on extinguishment of debt	—	325,300

Interest (income) expense	(19,201)	32,140

Income before provision for income taxes	2,499,419	2,071,066

Income tax expense	542,395	392,242

Net income	1,957,024	1,678,824

Dividends on preferred stock	—	24,152

INCOME APPLICABLE TO COMMON STOCK	$1,957,024	$1,654,672

Earnings per share - basic and diluted (Note 8)

Income per common share
Basic	$0.43	$0.37
Diluted	$0.43	$0.37

Weighted average shares outstanding
Basic	4,515,002	4,495,678
Diluted	4,542,891	4,523,690

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Convertible		Additional
	Preferred Stock,	Common	Paid-In	Accumulated
	Series B	Stock	Capital	Deficit	Total

Balance 12/31/2020	$514,438	$10,530,669	$2,246,501	$(7,740,441)	$5,551,167

Accretion of cumulative dividends	24,152	—	(24,152)	—	—

Stock based compensation expense (Note 2J)	—	—	4,729	—	4,729

Payment of dividend redemption (Note 8)	(248,766)	—	—	—	(248,766)

Payment of cumulative dividends (Note 8)	(289,824)	—	—	—	(289,824)

Common stock issued (Note 8)	—	43,174	—	—	43,174

Net income	—	—	—	1,678,824	1,678,824

Balance 12/31/2021	$—	$10,573,843	$2,227,078	$(6,061,617)	$6,739,304

Stock based compensation expense (Note 2J)	—	—	4,729	—	4,729

Common stock issued (Note 8)	—	44,592	—	—	44,592

Net income	—	—	—	1,957,024	1,957,024

Balance 12/31/2022	$—	$10,618,435	$2,231,807	$(4,104,593)	$8,745,649

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,957,024	$1,678,824
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and accretion	425,391	429,066
Amortization of right of use asset	89,226	83,099
Amortization of patents	4,414	4,414
Stock based compensation	49,321	47,903
Gain on disposal of equipment	(18,321)	(2,522)
Deferred tax asset	512,656	355,497
Gain on extinguishment of debt	—	(325,300)
Inventory reserve	(14,987)	1,200
Changes in operating assets and liabilities:
Accounts receivable	(364,262)	(72,107)
Inventories	(1,089,711)	105,941
Prepaid expenses	542,223	(547,023)
Other assets	—	2,658
Accounts payable	264,129	103,099
Operating lease obligations	(97,292)	(88,918)
Accrued expenses and customer deposits	138,344	834,717
Net cash provided by operating activities	2,398,155	2,610,548

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	31,149	18,091
Purchases of marketable securities	(1,989,265)	—
Purchases of property and equipment	(536,313)	(706,242)
Net cash used in investing activities	(2,494,429)	(688,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of dividend redemption on preferred stock	—	(248,766)
Payments of cumulative dividends on preferred stock	—	(289,824)
Principal payments on finance lease obligations and notes payable	(96,702)	(160,416)
Net cash used in financing activities	(96,702)	(699,006)

NET (DECREASE) INCREASE IN CASH	$(192,976)	$1,223,391

CASH - Beginning of year	4,140,942	2,917,551

CASH - End of period	$3,947,966	$4,140,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$8,600	$12,210
Income taxes	24,935	36,745

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	6,900	6,900

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.                 Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), an Ohio corporation, was incorporated in 1987. The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) thin film applications. The Company is focused on markets within the PVD industry including Aerospace, Automotive, Defense, Glass, Optical Coatings, and Solar. Substantially, all revenues are generated from customers with multi-national operations. The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

Note 2.                 Summary of Significant Accounting Policies

A.Cash - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash.

B.Investments in marketable securities – The Company’s investments in marketable securities consist of corporate and government bonds and have been classified as held-to-maturity. The Company has the intent and ability to hold to maturity and the securities are reported at amortized cost. The Company considers those investments which will mature in the next twelve months, including interest receivable on long-term bonds, as current assets. The remaining investments are considered non-current assets which the Company intends to hold longer than twelve months. The Company periodically evaluates our investments for impairment.

C.Fair Value of Financial Instruments - The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see Note 11).

D.Concentrations of Credit Risk - The Company’s cash balances, which are at times more than federally insured levels, are maintained at a large regional bank, and are continually monitored to minimize the risk of loss. The Company grants credit to most customers, who are varied in terms of size, geographic location, and financial strength. Customer balances are continually monitored to minimize the risk of loss.

The Company’s two largest customers accounted for 73% and 15% of total revenue in 2022. These two customers represented 59% of the accounts receivable trade balance at December 31, 2022. The Company expects to collect all outstanding accounts receivable as of December 31, 2022, from these customers.

The Company’s two largest customers accounted for 63% and 21% of total revenue in 2021. These two customers represented 43% of the accounts receivable trade balance at December 31, 2021. The Company subsequently collected all outstanding accounts receivable as of December 31, 2021, from these customers.

E.Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements which require payment within 30-60 days. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was $15,000 as of December 31, 2022, and 2021. This estimate is based upon management’s assessment of the expected collectability of specific customer accounts and the aging of the accounts receivable. Specific accounts are charged directly to the reserve or bad debt expense when management obtains evidence of a customer’s

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.                 Summary of Significant Accounting Policies (continued)

insolvency or otherwise determines that the account is uncollectible. There was no bad debt expense during 2022 and 2021.

F.Inventories - Inventories are stated at the lower of cost or net realizable value on an acquired or internally produced lot basis, and consist of raw materials, work-in-process, and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory, lower of cost or net realizable value, and excess inventory quantities based on management’s estimate of net realizable value. The Company had an inventory reserve of $10,431 and $25,418 at December 31, 2022, and 2021, respectively.

G.Property and Equipment - Property and equipment are carried at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets. Useful lives range from three years on computer equipment to sixteen years on certain equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense totaled $425,391 and $429,066 for the years ended December 31, 2022, and 2021, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. During 2022, various assets totaling $83,596 with a net book value of $7,201 were considered impaired. During 2021, various assets totaling $62,166 with a net book value of $15,569 were considered impaired. This impairment is offset against gain on disposal of equipment in the Statement of Operations.

H.Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present. If necessary, an impairment loss is recorded for the excess of carrying value over fair value. There were no intangible assets considered impaired during 2022 or 2021.

Costs incurred to secure patents have been capitalized and amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2022, was $85,516 and $17,596 respectively, and cost and accumulated amortization of the patents at December 31, 2021, was $85,516 and $13,182, respectively. Amortization expense related to patents was $4,414 for the years ended December 31, 2022, and 2021. Amortization expense is expected to be at least $4,414 for each of the next five years.

I.Revenue Recognition - The Company enters into contracts with its customers that generally represent purchase orders specifying general terms and conditions, order quantities and per unit product prices. The Company has determined that each unit of product purchased represents a separate performance obligation. The Company satisfies its performance obligations and recognizes revenue at a point in time when control of a unit of product is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. For most product sales, transfer of control occurs when the products are shipped from the Company’s manufacturing facility to the customer. The cost of delivering products to the Company’s customers is recorded as a component of cost of products sold. Those costs may include the amounts paid to a third party to deliver the products. Any freight costs billed to and paid by a customer are included in revenue.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.                 Summary of Significant Accounting Policies (continued)

The Company considers collectability of amounts due under a contract to be probable upon inception of a sale based on an evaluation of the credit worthiness of each customer. The Company sells its products typically under agreements with payment terms of 30-60 days. The Company does not typically include extended payment terms or significant financing components in contracts with customers. The majority of the Company’s contracts have an obligation to transfer products within one year. Thus, the Company elects to use the practical expedient where incremental cost of obtaining a contract, such as commissions, is expensed when incurred because the amortization period for those costs is one year or less. The Company treats shipping and handling activities that occur after control of the product transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation. Customer deposits are funds received in advance from customers and are recognized as revenue when the Company has transferred control of product to the customer. Product revenues are recognized upon shipment of goods as the customer has assumed the significant risks and rewards of ownership and the Company is entitled to payment at this point. Service revenues are recognized upon completion as the customer cannot realize the benefit of the service until fully completed.

During 2022 and 2021, revenue from the PVD industry exceeded 99% of total revenue. The balance of the revenue was from the solar and thin film battery markets. The top two customers represented 88% and 84% of total revenue during 2022 and 2021, respectively. International shipments resulted in 1% and 2% of total revenue for 2022 and 2021, respectively.

J.Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Non cash stock-based compensation expense was $49,321 and $47,903 for the years ended December 31, 2022, and 2021, respectively. Non cash stock-based compensation expense includes $29,968 and $29,963 for stock grants awarded to the non-employee board members during 2022 and 2021. Unrecognized compensation expense was $1,576 as of December 31, 2022, and will be recognized through April 2023. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

K.Research and Development - Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 2022 and 2021, was $375,728 and $235,679, respectively. Consistent with our growth strategy, we have identified niche markets that can benefit from our expertise in custom powder solutions, such as near-infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

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

L.Income Taxes – Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

M.Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation allowance, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from those estimates.

N.Recent Accounting Pronouncements –

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 will become effective for the Company in the first quarter of 2023. The Company is evaluating the impact that the adoption of this update will have on its financial statements; however, it is not expected to be material

O.Employee Retention Credit (“ERC”) - The Company qualified for federal government assistance through ERC provisions of the Consolidated Appropriations Act of 2021 during 2021 in the amount of $255,507 for the first quarter of 2021, $151,701 for the second quarter of 2021, and $153,713 for the third quarter of 2021. The purpose of the ERC was to encourage employers to keep employees on the payroll, even if they are not working during the covered period because of the coronavirus outbreak. This credit was recorded in the Statement of Operations as an offset to payroll costs in their respective expense lines. A balance of $40,539 and $105,000 appears as a tax receivable on the balance sheets at December 31, 2022, and 2021, respectively.

Note 3.                 Investments

As of December 31, 2022, the Company held investments in corporate and government bonds that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. The amortized cost and the fair value of these investments, and the related gross unrealized gains and losses, were as follows:

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.                 Investments (continued)

As of December 31, 2022	Level	Cost	Unrealized gains/(losses)	Fair value
Bonds	2	$1,989,265	$741	$1,990,006

At December 31, 2022, the length of time until maturity of the bonds currently owned ranged from 5 months to 23 months.

Note 4.                 Inventories

Inventories consist of the following at December 31:

	December 31,	December 31,
	2022	2021
Raw materials	$1,375,669	$440,759
Work-in-process	528,631	549,369
Finished goods	284,048	108,508
	2,188,348	1,098,636
Inventory reserve	(10,431)	(25,418)
	$2,177,917	$1,073,218

Note 5.                 Notes Payable

On April 17, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $325,300. Under the terms of the CARES Act, PPP loan recipients were eligible to apply for, and be granted, forgiveness for all or a portion of loans granted. Such forgiveness was subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company applied for forgiveness of the entire amount of the loan during the fourth quarter of 2020, and the SBA approved the Forgiveness Application in full during the first quarter of 2021. This amount is included in the Statement of Operations as gain on extinguishment of debt in 2021.

The Company commenced a line of credit with Fifth Third Bank for $1 million during August of 2021 and renewed in August 2022. The line of credit bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. This line of credit has a maturity date of August 29, 2023. No amounts were drawn on this line of credit during 2021 or 2022.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.                 Operating Lease Obligations

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,400 to $9,700 with an expiration date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $112,600 and $110,400 during the years ended December 31, 2022 and 2021, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of December 31, 2022:

2023	$114,857
2024	102,550
Total minimum lease payments	217,407
Less debt discount	11,784
Total operating lease obligations	$205,623

Operating cash outflows from operating leases	$97,292
Weighted average remaining lease term – operating leases	1.9	years
Weighted average discount rate – operating leases	5.5%

Note 7.                 Finance Leases

The Company also leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of December 31, 2022, are shown in the following table.

2023	$101,675
2024	49,859
Total minimum lease payments	151,534
Less amount representing interest	5,018
Present value of minimum lease payments	146,516
Less current portion	97,367
Finance lease obligations, net of current portion	$49,149

The equipment under finance lease at December 31 is included in the accompanying balance sheets as follows:

	December 31, 2022	Dec. 31, 2021
Machinery and equipment	$385,923	$385,923
Less accumulated depreciation and amortization	104,376	65,783
Net book value	$281,547	$320,140

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.                Finance Leases (continued)

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

Note 8.                Common and Preferred Stock

Common Stock

The non-employee board members received compensation of 8,755 and 9,165 shares of common stock of the Company during 2022 and 2021, respectively. The stock had an aggregate value of $29,967 and $29,963 for the year ended December 31, 2022, and 2021, respectively, and was recorded as non-cash stock compensation expense in the financial statements.

Employees received compensation of 4,500 and 4,804 aggregate shares of common stock of the Company during 2022 and 2021, respectively, which had an aggregate value of $14,625 and $13,211, respectively, and was recorded as noncash stock-based compensation expense in the financial statements. In addition, during 2021, a total of 34,733 stock options were exercised by management.

Preferred Stock

Shares of preferred stock authorized and outstanding at December 31, 2022 and 2021, were as follows:

	2022	2022	2021	2021
	Shares	Shares	Shares	Shares
	Authorized	Outstanding	Authorized	Outstanding
Cumulative Preferred Stock	10,000	—	10,000	—

Voting Preferred Stock	125,000	—	125,000	—

Cumulative Non-Voting Preferred Stock (a)	125,000	—	125,000	—
(a)	Includes 700 shares of Series A Preferred Stock and 100,000 shares of Convertible Series B Preferred Stock authorized for issuance.

In January 1996, the Company completed an offering of 24,152 shares of $10 stated value 1995 Series B 10% cumulative non-voting convertible preferred stock (a total of 70,000 shares were offered and 24,152 were sold). The shares were convertible to common shares at the rate of $5.00 per share. A dividend payment of $24,152 was made to preferred shareholders of record during the second quarter of 2021. The Board of Directors voted in November 2021 to authorize full redemption of 24,152 shares of the Company’s Convertible Preferred Stock, Series B (“Series B”) effective December 31, 2021. This involved cash payments of $248,766 ($10.30 per share, which included a 3% premium to the stated value of $10 per share), plus unpaid annual dividends of $265,672 ($11.00 per share).

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

Following is a summary of employee and director outstanding stock options outstanding and preferred stock, Series B at December 31.

	2022	2021
Options	41,304	41,304

The following is provided to reconcile the earnings per share calculations:

	Year ended December 31,
	2022	2021
Income applicable to common stock	$1,957,024	$1,654,672

Weighted average common shares outstanding - basic	4,515,002	4,495,678

Effect of dilution - stock options	27,889	28,012
Weighted average shares outstanding - diluted	4,542,891	4,523,690

Note 9.                 Stock Option Plans

On June 10, 2011, shareholders approved the SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company adopted the 2011 Plan as incentive to key employees, directors, and consultants under which options to purchase up to 250,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2022, there were 21,061 stock options outstanding from the 2011 Plan which expire in May 2028.

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The Company adopted the 2006 Plan as incentive to key employees, directors, and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. The 2006 Plan expired in 2016 and no additional stock options may be granted. As of December 31, 2022, there were 20,243 stock options outstanding from the 2006 Plan which expire in November 2024.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.                 Stock Option Plans (continued)

The cumulative status at December 31, 2022 and 2021 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2021	76,037	$1.03
Exercised	(34,733)	1.00
Outstanding at December 31, 2021	41,304	$1.05
Outstanding at December 31, 2022	41,304	$1.05
Options exercisable at December 31, 2021	27,418	$0.95
Options exercisable at December 31, 2022	34,361	$1.01

Information related to the weighted average fair value of nonvested stock options for the year ended December 31, 2022, is as follows:

		Weighted
		Average
		Exercise
	Stock Options	Price
Employee Stock Options
Nonvested options at January 1, 2022	20,829	$1.25
Vested	(13,886)	1.25
Nonvested options at December 31, 2022	6,943	$1.25

Exercise prices for options outstanding ranged from $0.84 to $1.25 and the weighted average option price was $1.05 at December 31, 2022, and 2021, respectively. The weighted average remaining contractual life was 3.6 years and 4.6 years at December 31, 2022, and 2021, respectively.

Note 10.               Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31.

	2022	2021
Deferred tax assets (liabilities)
NOL carryforwards	$8,917	$434,566
General business credits carryforwards	388,776	389,741
Stock based compensation	155,707	149,389
Allowance for doubtful accounts	3,162	3,162
Reserve for obsolete inventories	2,199	5,358
Reserve for asset retirement	18,797	17,342
Property and equipment	(426,394)	(335,738)
Total	$151,164	$663,820

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10.               Income Taxes (continued)

A valuation allowance of $0 has been recorded against the realizability of the net deferred tax asset of $151,164 at December 31, 2022, and $663,820 at December 31, 2021.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2022, management determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $151,164 are realizable in part because we achieved six consecutive years of pretax income, expect profits to continue for the foreseeable future and implemented new efficiencies in the Company's manufacturing process. Accordingly, we determined that no valuation allowance was necessary at December 31, 2022.

The Company had net operating loss carryforwards available for federal and state tax purposes of approximately $42,000 and $2,100,000 at December 31, 2022, and 2021, respectively, which expire in varying amounts through 2042. The deferred tax asset of $151,164 is expected to be realized within the next three years.

For the years ended December 31, 2022, and 2021, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2022	2021
Federal statutory rate	21.0%	21.0%
State/city tax	1.2	1.8
Non-deductible expense	0.2	0.2
PPP tax exempt income	—	(3.4)
Valuation allowance	(0.7)	(0.4)
Effective rate	21.7%	19.2%

Components of the income tax provision are as follows:

	2022	2021
Current	$29,739	$36,745
Deferred:
NOL utilization/expiration	425,649	351,585
General business credits	965	(8,563)
Other temporary differences	86,042	12,475
Total	$542,395	$392,242

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

The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2022, and 2021.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10.               Income Taxes (continued)

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2019 through 2022 remain open to examination by the major taxing jurisdictions in which the Company operates.

Note 11.               Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

●	The fair values of cash and cash equivalents, trade receivables, accounts payable, short-term notes payable and finance lease obligations and current maturities of long-term notes payable and finance lease obligations: Amounts are reported at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments.
●	Long-term note payable and finance lease obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on the obligations range from 4.2% to 4.8%, which approximates current fair market rates.

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2021	$75,368

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	6,900
Balance at December 31, 2021	$82,268

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	6,900
Balance at December 31, 2022	$89,168