Form 10-Q
period 2023-03-31
SCI Engineered Materials, Inc.
filed 2023-05-01
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

4,530,207 shares of Common Stock, without par value, were outstanding at April 27, 2023.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	3

	Statements of Income for the Three Months Ended March 31, 2023 and 2022 (unaudited)	5

	Statements of Shareholders’ Equity for the Three Months Ended March 31, 2023 and 2022 (unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	19

Signatures		20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2023	2022
	(UNAUDITED)
Current Assets
Cash	$4,495,169	$3,947,966
Investments - marketable securities, short term	989,265	989,265
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	816,745	842,647
Tax - Employee Retention Credit	40,539	40,539
Other	31,333	12,653
Inventories, net	2,619,131	2,177,917
Prepaid expenses	336,227	136,134
Total current assets	9,328,409	8,147,121

Property and Equipment, at cost
Machinery and equipment	8,672,588	8,584,871
Furniture and fixtures	142,471	142,471
Leasehold improvements	607,156	607,156
Construction in progress	94,425	28,708
	9,516,640	9,363,206
Less accumulated depreciation and amortization	(7,210,906)	(7,101,573)
	2,305,734	2,261,633

Other Assets
Investments, net - marketable securities, long term	995,000	1,000,000
Right of use asset, net	161,794	185,072
Deferred tax asset	34,231	151,164
Other assets	84,035	85,138
Total other assets	1,275,060	1,421,374

TOTAL ASSETS	$12,909,203	$11,830,128

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2023	2022
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$92,966	$97,367
Operating lease obligations, current portion	107,932	105,789
Accounts payable	316,510	514,512
Customer deposits	2,649,090	1,825,595
Accrued compensation	157,799	270,168
Accrued expenses and other	160,534	122,065
Total current liabilities	3,484,831	2,935,496

Finance lease obligations, net of current portion	28,710	49,149
Operating lease obligations, net of current portion	71,903	99,834
Total liabilities	3,585,444	3,084,479

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,530,207 and 4,519,524 shares issued and outstanding, respectively	10,662,343	10,618,435
Additional paid-in capital	2,232,989	2,231,807
Accumulated deficit	(3,571,573)	(4,104,593)
Total shareholders' equity	9,323,759	8,745,649

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,909,203	$11,830,128

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	2023	2022

Revenue	$5,797,147	$5,326,432

Cost of revenue	4,472,550	4,332,331

Gross profit	1,324,597	994,101

General and administrative expense	432,413	373,188

Research and development expense	135,360	87,031

Marketing and sales expense	109,571	82,188

Income from operations	647,253	451,694

Interest (income) expense, net	(48,977)	6,493

Income before provision for income taxes	696,230	445,201

Income tax expense	158,210	60,800

NET INCOME	$538,020	$384,401

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.12	$0.09
Diluted	$0.12	$0.08

Weighted average shares outstanding
Basic	4,525,103	4,510,276
Diluted	4,555,409	4,538,165

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
Balance 12/31/2022	$10,618,435	$2,231,807	$(4,104,593)	$8,745,649

Adoption of ASU 2016-13 (Note 3)	—	—	(5,000)	(5,000)

Stock based compensation expense (Note 5)	—	1,182	—	1,182

Common stock issued (Note 5)	43,908	—	—	43,908

Net income	—	—	538,020	538,020

Balance 3/31/2023	$10,662,343	$2,232,989	$(3,571,573)	$9,323,759

Balance 12/31/2021	$10,573,843	$2,227,078	$(6,061,617)	$6,739,304

Stock based compensation expense (Note 5)	—	1,183	—	1,183

Common stock issued (Note 5)	22,116	—	—	22,116

Net income	—	—	384,401	384,401

Balance 3/31/2022	$10,595,959	$2,228,261	$(5,677,216)	$7,147,004

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$538,020	$384,401
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and accretion	114,487	101,246
Amortization of patents	1,104	1,104
Stock based compensation	45,090	23,299
Gain on disposal of equipment	(9,142)	(5,166)
Deferred tax asset	116,933	56,000
Inventory reserve	954	1,500
Changes in operating assets and liabilities:
Accounts receivable	7,222	(232,092)
Inventories	(442,168)	(192,002)
Prepaid expenses	(200,093)	476,202
Other assets	—	(1)
Accounts payable	(198,002)	94,916
Operating lease assets and liabilities, net	(2,510)	(1,948)
Accrued expenses and customer deposits	747,869	(103,467)
Net cash provided by operating activities	719,764	603,992

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	16,000	5,166
Purchases of property and equipment	(163,721)	(79,842)
Net cash used in investing activities	(147,721)	(74,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations and notes payable	(24,840)	(23,783)
Net cash used in financing activities	(24,840)	(23,783)

NET INCREASE IN CASH	$547,203	$505,533

CASH - Beginning of year	3,947,966	4,140,942

CASH - End of period	$4,495,169	$4,646,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,486	$2,543

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	1,725	1,725

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2022. Interim results are not necessarily indicative of results for the full year.

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

The Company considers collectability of amounts due under a contract to be probable upon inception of a sale based on an evaluation of the creditworthiness of each customer. The Company sells its products typically under agreements with payment terms of 30-60 days. The Company does not normally include extended payment terms or significant financing components in contracts with customers. The majority of the Company’s contracts have an obligation to transfer products within one year. Thus, the Company elects to use the practical expedient where incremental cost of obtaining a contract, such as commissions, is expensed when incurred because the amortization period for those costs is one year or less. The Company treats shipping and handling activities that occur after control of the product transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation. Customer deposits are funds received in advance from customers and are recognized as revenue when the Company has transferred control of product to the customer. Product revenues are recognized upon shipment of goods as the customer has assumed the significant risks and rewards of ownership and the Company is entitled to payment at this point. Service revenues are recognized upon completion as the customer cannot realize the benefit of the service until fully completed.

All revenue was from the photonics industry during the three months ended March 31, 2023 and 2022. The top two customers represented approximately 86% and 89% of total revenue for the three months ended March 31, 2023 and 2022, respectively. International shipments were 1% of total revenue for the first three months of 2023 and 2022.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.  Summary of Significant Accounting Policies (continued)

Employee Retention Credit (ERC) - The Company qualified for federal government assistance through Employee Retention Credit provisions of the Consolidated Appropriations Act of 2021 during 2021 and 2020. The purpose of the Employee Retention Credit was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. These funds were recorded in the Statements of Income as an offset to payroll costs in their respective expense lines and as a tax receivable on the balance sheets.  A balance of $40,539 appears as a tax receivable on the balance sheets at March 31, 2023 and December 31, 2022.

Note 3.  Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts receivable and held-to-maturity marketable securities, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 became effective for us in the first quarter of 2023. The adoption of ASU No. 2016-13 resulted in a cumulative effect of $5,000 and is reflected in the accompanying Statement of Shareholders’ Equity.

Note 4.   Investments

As of March 31, 2023 and December 31, 2022, the Company held investments in corporate and U.S. government bonds that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At March 31, 2023, the length of time until maturity of the bonds currently owned ranged from 2 months to 20 months. The amortized cost, allowance for credit losses, fair value, and the related unrecognized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2023
Corporate bonds	$1,500,000	$—	$(9,116)	$1,490,884
U.S. government treasuries	489,265	8,280	—	497,545
Total investments	$1,989,265	$8,280	$(9,116)	$1,988,429

Allowance for credit losses	(5,000)
Total investments, net	$1,984,265

December 31, 2022
Corporate bonds	$1,500,000	$—	$(1,924)	$1,498,076
U.S. government treasuries	489,265	2,665	—	491,930
Total investments	$1,989,265	$2,665	$(1,924)	$1,990,006

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments. The Company monitors the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and update them on a quarterly basis with the latest assessment completed on March 31, 2023. Our allowance for credit losses was $5,000 at March 31, 2023.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Common Stock and Stock Options

Stock based compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Noncash stock-based compensation expense was $45,090 and $23,299 for the three months ended March 31, 2023, and 2022, respectively.

Unrecognized compensation expense was $394 as of March 31, 2023 and will be recognized through April of 2023. There was no tax benefit recorded for this compensation cost as the expense relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

Employees received compensation of 10,683 and 4,500 aggregate shares of common stock of the Company during the three months ended March 31, 2023 and 2022, respectively. These shares had an aggregate value of $43,908 and $14,625, respectively, and were recorded as non-cash stock compensation expense in the financial statements.

The non-employee Board members received compensation of 2,305 aggregate shares of common stock of the Company with an aggregate value of $7,491 during the three months ended March 31, 2022 and was recorded as non-cash stock compensation expense in the financial statements.

The cumulative status of options granted and outstanding at March 31, 2023, and December 31, 2022, as well as any options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2022	41,304	$1.05
Outstanding at December 31, 2022	41,304	$1.05
Outstanding at March 31, 2023	41,304	$1.05
Options exercisable at December 31, 2022	34,361	$1.01
Options exercisable at March 31, 2023	34,361	$1.01

Exercise prices for options ranged from $0.84 to $1.25 at March 31, 2023. The weighted average option price for all options outstanding at March 31, 2023, was $1.05 with a weighted average remaining contractual life of 3.4 years.

Note 6.  Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$416,367	$1,375,669
Work-in-process	2,095,341	528,631
Finished goods	118,808	284,048
	2,630,516	2,188,348
Inventory reserve	(11,385)	(10,431)
	$2,619,131	$2,177,917

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7.  Earnings Per Share

Basic income per share is calculated as income applicable to common shareholders divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted income applicable to common shareholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. All common stock options listed in Note 5 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share. The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,
	2023	2022
Net income	$538,020	$384,401

Weighted average common shares outstanding - basic	4,525,103	4,510,276

Effect of dilution - stock options	30,306	27,889
Weighted average shares outstanding - diluted	4,555,409	4,538,165

Note 8.  Note Payable

The Company renewed its line of credit with Fifth Third Bank for $1 million during 2022. The line of credit bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. This line of credit has a maturity date of August 29, 2023. No amounts were drawn on this line of credit as of March 31, 2023.

Note 9.  Income Taxes

The provision for income taxes for the three months ended March 31, 2023 and 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred.

Following is the income tax expense for the three months ended March 31:

	Three months ended March 31,
	2023	2022
Federal	$146,374	$56,000
State and local	11,836	4,800
	$158,210	$60,800

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The Company had net operating loss carryforwards available for federal and state tax purposes of approximately $42,000 at December 31, 2022, which expires in 2038.

As of December 31, 2022, management determined that there was sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $151,164 were realizable principally because we achieved six consecutive years of pretax income, expect profits to continue for the foreseeable future and implemented new efficiencies in the Company’s manufacturing process. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary, and the deferred tax asset was $34,231 at March 31, 2023.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $28,600 and $28,100 during the three months ended March 31, 2023 and 2022, respectively. The variable lease costs were approximately $23,200 and $13,500 during the three months ended March 31, 2023 and 2022, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of March 31, 2023:

2023
2023	$86,212
2024	102,550
Total minimum lease payments	188,762
Less debt discount	8,927
Total operating lease obligations	$179,835

	2023		2022
Operating cash outflows from operating lease - year-to-date	$25,788		$23,675
Weighted average remaining lease term – operating lease	1.7	years	2.7	years
Weighted average discount rate – operating lease	5.5%		5.5%

Note 11. Finance Leases

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of March 31, 2023, are shown in the following table.

2023	$75,349
2024	49,859
Total minimum lease payments	125,208
Less amount representing interest	3,532
Present value of minimum lease payments	121,676
Less current portion	92,966
Finance lease obligations, net of current portion	$28,710

Weighted average remaining lease term – finance leases	1.2	years
Weighted average discount rate – finance leases	4.29%

The equipment under finance lease at March 31, 2023, and December 31, 2022, is included in the accompanying balance sheets as follows:

	March 31, 2023	Dec. 31, 2022
Machinery and equipment	$385,923	$385,923
Less accumulated depreciation and amortization	114,024	104,376
Net book value	$271,899	$281,547

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Finance Leases (continued)

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense. Finance lease costs totaled $24,840 and $23,783 for the three months ended March 31, 2023 and 2022, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2022.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Executive Summary

For the three months ended March 31, 2023, we had total revenue of $5,797,147 compared to $5,326,432 for the three months ended March 31, 2022. Higher volume was the key factor that contributed to the increase, despite lower raw material costs compared to the same period last year.

Gross profit was $1,324,597 for the three months ended March 31, 2023 compared to $994,101 for the same three months in 2022. The increase was due to higher revenue and favorable product mix.

Operating expenses were $677,344, and $542,407 for the three months ended March 31, 2023 and 2022, respectively.

Income from operations was $647,253 and $451,694 for the three months ended March 31, 2023 and 2022, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Several issues continue to affect national and global market conditions. First, inflation remains at historically high levels, impacting labor, raw material costs and transportation expenses. We have generally been able to pass on these increases to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Second, supply chain disruptions are adversely impacting customers in certain markets. Thus far, we have not experienced material adverse effects regarding product shipments; however, timely deliveries and sourcing of certain materials is of increased concern. Third, published articles and corporate announcements continue to address the global semiconductor chip shortage, which is anticipated to continue in 2023. This shortage is affecting some of our customers which could impact the Company’s revenue, volume, and profitability. Fourth, there are increased political uncertainties affecting global markets. Although we currently have no customers or vendors in Russia or Ukraine, we continue to monitor the situation as some raw material comes from Russia for the PVD industry. We continue to actively monitor these developments, including ongoing contact with our suppliers and customers, including identifying additional suppliers and adapting to our customers’ specific circumstances and forecasts.

RESULTS OF OPERATIONS

Three months ended March 31, 2023 (unaudited) compared to three months ended March 31, 2022 (unaudited):

Revenue

For the three months ended March 31, 2023, we had revenue of $5,797,147. This was an increase of $470,715, compared to the three months ended March 31, 2022. Higher volume was the key factor that contributed to the increase, despite lower raw material costs compared to the same period last year.

Gross profit

Gross profit was $1,324,597 for the three months ended March 31, 2023, compared to $994,101 for the same three months in 2022, an increase of $330,496. The increase was due to higher revenue and favorable product mix. Gross profit as a percentage of revenue (gross margin) was 22.8% for the first quarter of 2023 compared to 18.7% for the first quarter of 2022. The improved gross margin in 2023 was due to product mix and lower raw material costs.

General and administrative expense

General and administrative expense for the three months ended March 31, 2023 and 2022, was $432,413, and $373,188, respectively, an increase of 15.9%. This increase was attributed to higher compensation of $42,119, an increase in business liability insurance (due to higher revenue) of $12,938, and professional fees, primarily related to SEC compliance costs for legal, accounting and stockholder relations fees, of $7,328.

Research and development expense

Research and development expense for the three months ended March 31, 2023, was $135,360 compared to $87,031 for the same period in 2022, an increase of 55.5%. This increase was attributed to higher compensation of $19,121, outside consulting of $16,789 and materials and supplies of $12,614. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing and sales expense

Marketing and sales expense was $109,571 and $82,188 for the three months ended March 31, 2023, and 2022, respectively. This was an increase of 33.3%. Compensation expense and travel expense increased $17,525 and $9,225 during the three months ended March 31, 2023, and 2022, respectively. We exhibited at a major international photonics trade show for the first time during the first quarter of 2023.

Stock compensation expense

Included in total expenses were noncash stock-based compensation costs of $45,090 and $23,299 for the three months ended March 31, 2023 and 2022, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $394 as of March 31, 2023 and will be recognized through April of 2023.

Interest

Interest income was $48,977, for the three months ended March 31, 2023. Interest expense was $6,493 for the three months ended March 31, 2022. The improvement was due to our approximately $2.0 million investment in marketable securities and the overall increase in interest rates. Interest expense has decreased as we continue to reduce our debt outstanding.

Income taxes

Income tax expense was $158,210, and $60,800 for the three months ended March 31, 2023, and 2022, respectively. At December 31, 2022, the deferred tax asset was $151,164. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary, and the deferred tax asset was $34,231 at March 31, 2023.

Net income

Net income for the three months ended March 31, 2023, and 2022, was $538,020, and $384,401, respectively. The increase was primarily the result of higher revenue, gross profit and interest income partially offset by higher operating and income tax expenses.

Liquidity and Capital Resources

Cash

As of March 31, 2023, cash on hand was $4,495,169 compared to $3,947,966 at December 31, 2022 due to net cash provided by operating activities in conjunction with investment in our manufacturing footprint and acquisition of production equipment.

Working capital

At March 31, 2023, working capital was $5,843,578 compared to $5,211,625 at December 31, 2022, an increase of $631,953 or 12.1%. Cash increased $547,203, inventories increased $441,214, prepaid expenses increased $200,093 and customer deposits increased $823,495 while accounts payable decreased $198,002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from operations

Net cash provided by operating activities during the three months ended March 31, 2023, was $719,764 and $603,992 for the three months ended March 31, 2022. In addition to the net income generated, this included depreciation and amortization of $115,591 and $102,350, and noncash stock-based compensation costs of $45,090 and $23,299 for the three months ended March 31, 2023, and 2022, respectively. The increases in inventories, prepaid expenses, and customer deposits compared to December 31, 2022, were related to the increase in orders received during the first quarter. Customer orders remain strong, and customers continue to monitor inventory closely with continued emphasis on intra-quarter shipments.

Cash from investing activities

Cash of $147,721 was used in investing activities during the three months ended March 31, 2023, which included the initial stages of the enclosure of our ceramic machining area in addition to the acquisition of production equipment. Cash of $74,676 was used in investing activities during the three months ended March 31, 2022, for the purchase of production equipment.

Cash from financing activities

Cash of $24,840 and $23,783 was used in financing activities for principal payments to third parties for finance lease obligations during the three months ended March 31, 2023, and 2022, respectively.

Debt outstanding

Total debt outstanding, related to finance lease obligations, was $121,676 at March 31, 2023, compared to $146,516 at December 31, 2022, a decrease of 17.0%. As previously mentioned, cash of $24,840 was used for principal payments for finance lease obligations during 2023.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts and current expected credit losses, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. The tax valuation allowance is based on our consideration of new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. If we were to determine we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2023, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	*	Press Release dated May 1, 2023 , entitled “SCI Engineered Materials, Inc., Reports 2023 First Quarter Results.”

101

The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets at  March 31, 2023 and December 31, 2022, (ii) Statements of Income for the three  months ended March 31, 2023 and 2022, (iii)  Statement of Changes in Equity for the three months ended  March 31, 2023 and 2022, (iv) Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (v) Notes to Financial Statements.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 1, 2023	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President, and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)