Form 10-Q
period 2023-06-30
SCI Engineered Materials, Inc.
filed 2023-07-28
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

4,530,207 shares of Common Stock, without par value, were outstanding at July 27, 2023.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	3

	Statements of Income for the Three and Six Months Ended June 30, 2023 and 2022 (unaudited)	5

	Statements of Shareholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022 (unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	19

Signatures		20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2023	2022
	(UNAUDITED)
Current Assets
Cash	$5,108,113	$3,947,966
Investments - marketable securities, short term	1,000,000	989,265
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	1,037,955	842,647
Tax - Employee Retention Credit	40,539	40,539
Other	12,431	12,653
Inventories, net	1,697,465	2,177,917
Prepaid expenses	147,452	136,134
Total current assets	9,043,955	8,147,121

Property and Equipment, at cost
Machinery and equipment	8,675,247	8,584,871
Furniture and fixtures	129,476	142,471
Leasehold improvements	607,156	607,156
Construction in progress	131,831	28,708
	9,543,710	9,363,206
Less accumulated depreciation and amortization	(7,298,763)	(7,101,573)
Property and equipment, net	2,244,947	2,261,633

Other Assets
Investments, net - marketable securities, long term	1,004,478	1,000,000
Right of use asset, net	138,122	185,072
Deferred tax asset	—	151,164
Other assets	82,352	85,138
Total other assets	1,224,952	1,421,374

TOTAL ASSETS	$12,513,854	$11,830,128

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2023	2022
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$88,510	$97,367
Operating lease obligations, current portion	110,084	105,789
Accounts payable	532,679	514,512
Customer deposits	1,466,866	1,825,595
Accrued compensation	220,555	270,168
Accrued expenses and other	134,195	122,065
Total current liabilities	2,552,889	2,935,496

Finance lease obligations, net of current portion	8,054	49,149
Deferred tax liability	73,828	—
Operating lease obligations, net of current portion	43,570	99,834
Total liabilities	2,678,341	3,084,479

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,530,207 and 4,519,524 shares issued and outstanding, respectively	10,662,343	10,618,435
Additional paid-in capital	2,233,384	2,231,807
Accumulated deficit	(3,060,214)	(4,104,593)
Total shareholders' equity	9,835,513	8,745,649

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,513,854	$11,830,128

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022

Revenue	$7,457,690	$6,505,005	$13,254,837	$11,831,437

Cost of revenue	6,204,080	5,127,337	10,676,630	9,459,668

Gross profit	1,253,610	1,377,668	2,578,207	2,371,769

General and administrative expense	419,083	423,401	851,496	796,589

Research and development expense	115,493	92,085	250,853	179,116

Marketing and sales expense	127,243	108,140	236,814	190,328

Income from operations	591,791	754,042	1,239,044	1,205,736

Interest (income) expense, net	(63,914)	5,769	(112,891)	12,262

Income before provision for income taxes	655,705	748,273	1,351,935	1,193,474

Income tax expense	144,346	83,400	302,556	144,200

NET INCOME	$511,359	$664,873	$1,049,379	$1,049,274

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.11	$0.15	$0.23	$0.23
Diluted	$0.11	$0.15	$0.23	$0.23

Weighted average shares outstanding
Basic	4,530,207	4,514,492	4,527,669	4,512,396
Diluted	4,560,315	4,541,819	4,557,863	4,539,988

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
Balance 12/31/2022	$10,618,435	$2,231,807	$(4,104,593)	$8,745,649

Adoption of ASU 2016-13 (Note 3)	—	—	(5,000)	(5,000)

Stock based compensation expense (Note 5)	—	1,182	—	1,182

Common stock issued (Note 5)	43,908	—	—	43,908

Net income	—	—	538,020	538,020
Balance 3/31/2023	$10,662,343	$2,232,989	$(3,571,573)	$9,323,759

Stock based compensation expense (Note 5)	—	395	—	395

Net income	—	—	511,359	511,359

Balance 6/30/2023	$10,662,343	$2,233,384	$(3,060,214)	$9,835,513

Balance 12/31/2021	$10,573,843	$2,227,078	$(6,061,617)	$6,739,304

Stock based compensation expense (Note 5)	—	1,183	—	1,183

Common stock issued (Note 5)	22,116	—	—	22,116

Net income	—	—	384,401	384,401

Balance 3/31/2022	$10,595,959	$2,228,261	$(5,677,216)	$7,147,004

Stock based compensation expense (Note 5)	—	1,182	—	1,182

Common stock issued (Note 5)	7,491	—	—	7,491

Net income	—	—	664,873	664,873

Balance 6/30/2022	$10,603,450	$2,229,443	$(5,012,343)	$7,820,550

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,049,379	$1,049,274
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and accretion	227,799	203,944
Amortization of patents	2,207	2,207
Stock based compensation	45,485	31,972
Gain on disposal of equipment	(9,142)	(5,166)
Deferred taxes	224,992	132,100
Inventory reserve	2,472	(16,855)
Changes in operating assets and liabilities:
Accounts receivable	(195,085)	(287,692)
Inventories	477,980	(2,527,575)
Prepaid expenses	(11,318)	632,305
Other assets	579	(2)
Accounts payable	18,166	180,425
Operating lease assets and liabilities, net	(5,019)	(3,895)
Accrued expenses and customer deposits	(399,662)	2,099,024
Net cash provided by operating activities	1,428,833	1,490,066

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	16,000	5,166
Purchases of marketable securities	(509,478)	—
Proceeds from maturities of marketable securities	489,265	—
Purchases of property and equipment	(214,522)	(179,140)
Net cash used in investing activities	(218,735)	(173,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations	(49,951)	(47,824)
Net cash used in financing activities	(49,951)	(47,824)

NET INCREASE IN CASH	$1,160,147	$1,268,268

CASH - Beginning of year	3,947,966	4,140,942

CASH - End of period	$5,108,113	$5,409,210

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,699	$4,826
Income taxes	82,368	10,863

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	3,450	3,450

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

All revenue was from the photonics industry during the six months ended June 30, 2023 and 2022. The top two customers represented approximately 88% and 87% of total revenue for the six months ended June 30, 2023 and 2022, respectively. International shipments were 1% of total revenue for the three and six months ended June 30, 2023 and 2022.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.  Summary of Significant Accounting Policies (continued)

Employee Retention Credit (ERC) - The Company qualified for federal government assistance through Employee Retention Credit provisions of the Consolidated Appropriations Act of 2021 during 2021 and 2020. The purpose of the Employee Retention Credit was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. These funds were recorded in the Statements of Income as an offset to payroll costs in their respective expense lines and as a tax receivable on the balance sheets.  A balance of $40,539 appears as a tax receivable on the balance sheets at June 30, 2023 and December 31, 2022.

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

Note 4.   Investments

As of June 30, 2023 and December 31, 2022, the Company held investments in corporate bonds and U.S. government securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds and government securities are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At June 30, 2023, the length of time until maturity of the bonds currently owned ranged from 5 months to 23 months. The amortized cost, allowance for credit losses, fair value, and the related unrecognized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
June 30, 2023
Corporate bonds	$1,500,000	$(10,472)	$—	$1,489,528
U.S. government treasuries	509,478	(10,013)	—	499,465
Total investments	$2,009,478	$(20,485)	$—	$1,988,993

Allowance for credit losses	(5,000)
Total investments, net	$2,004,478

December 31, 2022
Corporate bonds	$1,500,000	$(1,924)	$—	$1,498,076
U.S. government treasuries	489,265	—	2,665	491,930
Total investments	$1,989,265	$(1,924)	$2,665	$1,990,006

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments. The Company monitors the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and updates them on a quarterly basis with the latest assessment completed on June 30, 2023. Our allowance for credit losses was $5,000 at June 30, 2023.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Common Stock and Stock Options

Stock based compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Noncash stock-based compensation expense was $395 and $8,673 for the three months ended June 30, 2023, and 2022, respectively, and $45,485 and $31,972 for the six months ended June 30, 2023, and 2022, respectively. Unrecognized compensation expense was $0 as of June 30, 2023.

Employees received compensation of 10,683 and 4,500 aggregate shares of common stock of the Company during the six months ended June 30, 2023 and 2022, respectively. These shares had an aggregate value of $43,908 and $14,625 at June 30, 2023 and 2022, respectively, and were recorded as non-cash stock compensation expense in the financial statements.

The non-employee Board members received compensation of 4,610 aggregate shares of common stock of the Company with an aggregate value of $14,982 during the six months ended June 30, 2022 that was recorded as non-cash stock compensation expense in the financial statements.

The cumulative status of options granted and outstanding at June 30, 2023, and December 31, 2022, as well as any options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2022	41,304	$1.05
Outstanding at December 31, 2022	41,304	$1.05
Outstanding at June 30, 2023	41,304	$1.05
Options exercisable at December 31, 2022	34,361	$1.01
Options exercisable at June 30, 2023	41,304	$1.05

Exercise prices for options ranged from $0.84 to $1.25 at June 30, 2023. The weighted average option price for all options outstanding at June 30, 2023, was $1.05 with a weighted average remaining contractual life of 3.1 years.

Note 6.  Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$619,959	$1,375,669
Work-in-process	995,076	528,631
Finished goods	95,333	284,048
	1,710,368	2,188,348
Inventory reserve	(12,903)	(10,431)
	$1,697,465	$2,177,917

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7.  Earnings Per Share

Basic income per share is calculated as net income divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as diluted net income divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. All common stock options listed in Note 5 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share. The following is provided to reconcile the earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$511,359	$664,873	$1,049,379	$1,049,274

Weighted average common shares outstanding - basic	4,530,207	4,514,492	4,527,669	4,512,396

Effect of dilution - stock options	30,108	27,327	30,194	27,592
Weighted average shares outstanding - diluted	4,560,315	4,541,819	4,557,863	4,539,988

Note 8.  Note Payable

The Company renewed its line of credit with Fifth Third Bank for $1 million during 2022. The line of credit bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. This line of credit has a maturity date of August 29, 2023. No amounts were drawn on this line of credit as of June 30, 2023.

Note 9.  Income Taxes

The provision for income taxes for the three and six months ended June 30, 2023 and 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The effective tax rate for the first six months of 2023 was 22.4% compared to the tax rate for calendar year 2022 of 21.7%.

Following is the income tax expense for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Federal	$137,360	$76,100	$283,734	$132,100
State and local	6,986	7,300	18,822	12,100
	$144,346	$83,400	$302,556	$144,200

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The Company had net operating loss carryforwards available for federal and state tax purposes of approximately $42,000 at December 31, 2022, which are expected to be fully utilized in 2023.

As of December 31, 2022, management determined that there was sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $151,164 were realizable principally because we achieved six consecutive years of pretax income, expect profits to continue for the foreseeable future and implemented new efficiencies in the Company’s manufacturing process. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Accordingly, management determined that no valuation allowance was necessary at December 31, 2022. The deferred tax asset was $0, and the deferred tax liability was $73,828 at June 30, 2023.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $57,300 and $56,200 during the six months ended June 30, 2023 and 2022, respectively. Additionally, the variable lease costs were approximately $33,500 and $27,500 during the six months ended June 30, 2023 and 2022, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of June 30, 2023:

2023	$57,566
2024	102,550
Total minimum lease payments	160,116
Less debt discount	6,462
Total operating lease obligations	$153,654

	2023		2022
Operating cash outflows from operating lease - year-to-date	$51,969		$47,736
Weighted average remaining lease term – operating lease	1.4	years	2.4	years
Weighted average discount rate – operating lease	5.5%		5.5%

Note 11. Finance Leases

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of June 30, 2023, are shown in the following table.

2023	$49,024
2024	49,859
Total minimum lease payments	98,883
Less amount representing interest	2,319
Present value of minimum lease payments	96,564
Less current portion	88,510
Finance lease obligations, net of current portion	$8,054

Weighted average remaining lease term – finance leases	1.1	years
Weighted average discount rate – finance leases	4.28%

The equipment under finance lease at June 30, 2023, and December 31, 2022, is included in the accompanying balance sheets as follows:

	June 30, 2023	Dec. 31, 2022
Machinery and equipment	$385,923	$385,923
Less accumulated depreciation and amortization	123,672	104,376
Net book value	$262,251	$281,547

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Finance Leases (continued)

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense. Finance lease costs totaled $49,951 and $47,824 for the six months ended June 30, 2023 and 2022, respectively.

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

Executive Summary

For the three months ended June 30, 2023, we had record total revenue of $7,457,690 compared to $6,505,005 for the three months ended June 30, 2022. For the six months ended June 30, 2023, we had record total revenue of $13,254,837 compared to $11,831,437 for the six months ended June 30, 2022. Higher volume continued as the key factor that contributed to the increase, despite lower raw material costs compared to the same periods last year.

Gross profit was $1,253,610 for the three months ended June 30, 2023 compared to $1,377,668 for the same three months in 2022. Gross profit was $2,578,207 for the six months ended June 30, 2023 compared to $2,371,769 for the same three months in 2022.

Operating expenses were $661,819 and $623,626 for the three months ended June 30, 2023 and 2022, respectively. Operating expenses were $1,339,163 and $1,166,033 for the six months ended June 30, 2023 and 2022, respectively.

Income from operations was $591,791 and $754,042 for the three months ended June 30, 2023 and 2022, respectively. Income from operations was $1,239,044 and $1,205,736 for the six months ended June 30, 2023 and 2022, respectively.

Consistent with our growth strategy, we are pursuing opportunities in niche markets of the global photonics industry which can benefit from our expertise in custom powder solutions for advanced materials, innovative products and applications, diffusion and indium bonding, and toll processing services. Investments continue to be made offering customers alternatives to lower their total cost of ownership for reclaim and repress processes. We recently launched a targeted online campaign through LinkedIn® to highlight this service.

Initiatives are also being pursued to leverage utilization of our vacuum hot presses, cold isostatic press, and kilns for increased production and development projects. We recently completed enclosure of our grinding machines which enhances our manufacturing footprint.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Several issues are affecting national and global market conditions. First, inflation continues to impact labor, raw material costs and transportation expenses. We have often been able to pass on these increases to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Second, supply chain disruptions are adversely impacting customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding product shipments; however, timely deliveries and sourcing of certain materials is of increased concern. Third, increased political uncertainties continue to affect global markets. Although we currently have no customers or suppliers in Russia or Ukraine, we continue to monitor the situation as some raw material comes from Russia for the PVD industry. We continue to actively monitor these developments, including ongoing contact with our suppliers and customers, including identifying additional suppliers and adapting to our customers’ specific circumstances and forecasts.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2023 (unaudited) compared to three and six months ended June 30, 2022 (unaudited):

Revenue

For the three months ended June 30, 2023, we had record total revenue of $7,457,690. This was an increase of $952,685, compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, we had record total revenue of $13,254,837 which was an increase of $1,423,400, compared to the six months ended June 30, 2022. Higher volume continued as the key factor that contributed to the increase, despite lower raw material costs compared to the same period last year.

Gross profit

Gross profit was $1,253,610 for the three months ended June 30, 2023, compared to $1,377,668 for the same three months in 2022, a decrease of $124,058. Gross profit as a percentage of revenue (gross margin) was 16.8% for the second quarter of 2023 compared to 21.2% for the second quarter of 2022. Gross profit and gross margin for the 2023 second quarter declined compared to last year due to the combination of product mix and lower raw material costs. Gross profit was $2,578,207 for the six months ended June 30, 2023, compared to $2,371,769 for the same six months in 2022, an increase of $206,438. Gross margin was 19.5% for the six months ended June 30, 2023 compared to 20.0% for the same period in 2022.

General and administrative expense

General and administrative expense for the three months ended June 30, 2023 and 2022, was $419,083, and $423,401, respectively, a decrease of 1.0%. An increase in compensation of $19,211 was offset by a decrease in business liability insurance of $15,445, and a decrease in professional fees of $4,824. General and administrative expense for the six months ended June 30, 2023 and 2022, was $851,496 and $796,589, respectively, an increase of 6.9%. This increase was primarily due to an increase in compensation of $61,330.

Research and development expense

Research and development expense for the three months ended June 30, 2023, was $115,493 compared to $92,085 for the same period in 2022, an increase of 25.4%. This increase was attributed to higher compensation of $4,750, and outside consulting of $15,549. Research and development expense for the six months ended June 30, 2023, was $250,853 compared to $179,116 for the same period in 2022, an increase of 40.1%. This increase was attributed to higher compensation of $23,699, outside consulting of $32,338 and materials and supplies of $14,274. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing and sales expense

Marketing and sales expense was $127,243 and $108,140 for the three months ended June 30, 2023, and 2022, respectively. This was an increase of 17.7%. Compensation expense and travel expense increased $10,473 and $7,362, respectively, during the three months ended June 30, 2023 compared to the same period in 2022. Marketing and sales expense was $236,814 and $190,328 for the six months ended June 30, 2023, and 2022, respectively. This was an increase of 24.4%. Compensation expense and travel expense increased $27,998 and $16,587, respectively, during the six months ended June 30, 2023 compared to the same period in 2022. We increased our sales staff in May 2023, and exhibited at major international photonics trade shows during the first and second quarters of 2023.

Stock compensation expense

Included in total expenses were noncash stock-based compensation costs of $395 and $8,673 for the three months ended June 30, 2023 and 2022, respectively. Included in total expenses were noncash stock-based compensation costs of $45,485 and $31,972 for the six months ended June 30, 2023 and 2022, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. Unrecognized non-cash stock-based compensation expense was $0 at June 30, 2023.

Interest

Interest income, net was $63,914, and $112,891 for the three and six months ended June 30, 2023, respectively. Interest expense, net was $5,769 and $12,262 for the three and six months ended June 30, 2022, respectively. The improvement was due to our approximately $2.0 million of investments in marketable securities which benefited from an overall increase in interest rates. Interest expense has decreased as we continue to reduce our debt outstanding.

Income taxes

Income tax expense was $144,346, and $83,400 for the three months ended June 30, 2023, and 2022, respectively. Income tax expense was $302,556, and $144,200 for the six months ended June 30, 2023, and 2022, respectively. The effective tax rate for the three and six months ended June 30, 2023 was 22.0% and 22.4%, respectively, compared to the tax rate of 21.7% for calendar year 2022. At December 31, 2022, the deferred tax asset was $151,164. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary at December 31, 2022. The deferred tax asset was $0, and the deferred tax liability was $73,828 at June 30, 2023.

Net income

Net income for the three months ended June 30, 2023, and 2022, was $511,359 and $664,873, respectively. The decrease in the second quarter was the result of lower gross profit and higher operating and income tax expenses. Net income for the six months ended June 30, 2023, and 2022, was $1,049,379, and $1,049,274, respectively.

Liquidity and Capital Resources

Cash

As of June 30, 2023, cash on hand was $5,108,113 compared to $3,947,966 at December 31, 2022 due to net cash provided by operating activities partially offset by our investment in our manufacturing footprint and acquisition of production equipment.

Working capital

At June 30, 2023, working capital was $6,491,066 compared to $5,211,625 at December 31, 2022, an increase of $1,279,441 or 24.5%. Cash increased $1,160,147, accounts receivable increased $195,085, while inventories and customer deposits decreased $480,452, and $358,729, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from operations

Net cash provided by operating activities during the six months ended June 30, 2023, was $1,428,833 and $1,490,066 for the six months ended June 30, 2022. In addition to the net income generated, this included depreciation and amortization of $230,006 and $206,151, and noncash stock-based compensation costs of $45,485 and $31,972 for the six months ended June 30, 2023, and 2022, respectively. The changes in inventories, accounts receivable, and customer deposits compared to December 31, 2022, were related to the increase in shipments and orders received during the first six months of 2023. Customer orders remain strong, and customers continue to monitor inventory closely with continued emphasis on intra-quarter shipments.

Cash from investing activities

Cash of $218,735 was used in investing activities during the six months ended June 30, 2023. Included was $214,522 which was used for the acquisition of production equipment as well as the enclosure of our ceramic machining area. Cash of $179,140 was used in investing activities during the six months ended June 30, 2022, for the purchase of production equipment.

Cash from financing activities

Cash of $49,951 and $47,824 was used in financing activities for principal payments to third parties for finance lease obligations during the six months ended June 30, 2023, and 2022, respectively.

Debt outstanding

Total debt outstanding, related to finance lease obligations, was $96,564 at June 30, 2023, compared to $146,516 at December 31, 2022, a decrease of 34.1%. As previously mentioned, cash of $49,951 was used for principal payments for finance lease obligations during 2023.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended June 30, 2023, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	*	Press Release dated July 28, 2023, entitled “SCI Engineered Materials, Inc., Reports 2023 Second Quarter and Year-to-date Results.”

101

The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Statements of Income for the three and six months ended June 30, 2023 and 2022, (iii)  Statement of Changes in Equity for the three and six months ended June 30, 2023 and 2022, (iv) Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (v) Notes to Financial Statements.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: July 28, 2023	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President, and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)