Form 10-Q
period 2023-09-30
SCI Engineered Materials, Inc.
filed 2023-10-27
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

4,530,207 shares of Common Stock, without par value, were outstanding at October 26, 2023.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	3

	Statements of Income for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	5

	Statements of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	19

Signatures		20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2023	2022
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$5,798,613	$3,947,966
Investments - marketable securities, short term	1,000,000	989,265
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	1,218,826	842,647
Tax - Employee Retention Credit	40,539	40,539
Other	31,785	12,653
Inventories, net	3,187,221	2,177,917
Prepaid purchase orders	1,171,740	—
Prepaid expenses	91,327	136,134
Total current assets	12,540,051	8,147,121

Property and Equipment, at cost
Machinery and equipment	8,683,695	8,584,871
Furniture and fixtures	129,476	142,471
Leasehold improvements	740,331	607,156
Construction in progress	30,371	28,708
	9,583,873	9,363,206
Less accumulated depreciation and amortization	(7,269,854)	(7,101,573)
Property and equipment, net	2,314,019	2,261,633

Other Assets
Investments, net - marketable securities, long term	997,478	1,000,000
Right of use asset, net	117,487	185,072
Deferred tax asset	—	151,164
Other assets	81,248	85,138
Total other assets	1,196,213	1,421,374

TOTAL ASSETS	$16,050,283	$11,830,128

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2023	2022
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$71,178	$97,367
Operating lease obligations, current portion	111,993	105,789
Accounts payable	477,644	514,512
Customer deposits	4,236,427	1,825,595
Accrued compensation	383,554	270,168
Accrued expenses and other	119,885	122,065
Total current liabilities	5,400,681	2,935,496

Finance lease obligations, net of current portion	—	49,149
Deferred tax liability	215,967	—
Operating lease obligations, net of current portion	19,338	99,834
Total liabilities	5,635,986	3,084,479

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,530,207 and 4,519,524 shares issued and outstanding, respectively	10,662,343	10,618,435
Additional paid-in capital	2,233,384	2,231,807
Accumulated deficit	(2,481,430)	(4,104,593)
Total shareholders' equity	10,414,297	8,745,649

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,050,283	$11,830,128

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022

Revenue	$7,700,123	$5,816,838	$20,954,960	$17,648,275

Cost of revenue	6,313,460	4,645,255	16,990,090	14,104,923

Gross profit	1,386,663	1,171,583	3,964,870	3,543,352

General and administrative expense	433,656	374,193	1,285,152	1,170,782

Research and development expense	121,554	93,081	372,407	272,197

Marketing and sales expense	121,244	94,594	358,058	284,922

Income from operations	710,209	609,715	1,949,253	1,815,451

Interest (income) expense, net	(81,252)	(363)	(194,143)	11,899

Income before provision for income taxes	791,461	610,078	2,143,396	1,803,552

Income tax expense	212,677	167,375	515,233	311,575

NET INCOME	$578,784	$442,703	$1,628,163	$1,491,977

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.13	$0.10	$0.36	$0.33
Diluted	$0.13	$0.10	$0.36	$0.33

Weighted average shares outstanding
Basic	4,530,207	4,516,518	4,528,524	4,513,785
Diluted	4,561,708	4,544,651	4,559,208	4,541,590

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

Balance 6/30/2023	$10,662,343	$2,233,384	$(3,060,214)	$9,835,513

Net income	—	—	578,784	578,784

Balance 9/30/2023	$10,662,343	$2,233,384	$(2,481,430)	$10,414,297

Balance 6/30/2022	$10,603,450	$2,229,443	$(5,012,343)	$7,820,550

Stock based compensation expense (Note 5)	—	1,182	—	1,182

Common stock issued (Note 5)	7,488	—	—	7,488

Net income	—	—	442,703	442,703

Balance 9/30/2022	$10,610,938	$2,230,625	$(4,569,640)	$8,271,923

Balance 12/31/2022	$10,618,435	$2,231,807	$(4,104,593)	$8,745,649

Adoption of ASU 2016-13 (Note 3)	—	—	(5,000)	(5,000)

Stock based compensation expense (Note 5)	—	1,577	—	1,577

Common stock issued (Note 5)	43,908	—	—	43,908

Net income	—	—	1,628,163	1,628,163

Balance 9/30/2023	$10,662,343	$2,233,384	$(2,481,430)	$10,414,297

Balance 12/31/2021	$10,573,843	$2,227,078	$(6,061,617)	$6,739,304

Stock based compensation expense (Note 5)	—	3,547	—	3,547

Common stock issued (Note 5)	37,095	—	—	37,095

Net income	—	—	1,491,977	1,491,977

Balance 9/30/2022	$10,610,938	$2,230,625	$(4,569,640)	$8,271,923

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,628,163	$1,491,977
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and accretion	344,291	305,480
Amortization of patents	3,311	3,311
Stock based compensation	45,485	40,642
(Gain) loss on disposal of equipment	(9,142)	5,959
Deferred taxes	367,131	288,000
Inventory reserve	3,990	(15,925)
Changes in operating assets and liabilities:
Accounts receivable	(395,311)	(156,805)
Inventories	(1,013,294)	(363,445)
Prepaid purchase orders and expenses	(1,126,933)	586,565
Other assets	7,579	—
Accounts payable	(36,868)	256,365
Operating lease assets and liabilities, net	(6,707)	(5,844)
Accrued expenses and customer deposits	2,516,863	(384,601)
Net cash provided by operating activities	2,328,558	2,051,679

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	16,000	5,166
Purchases of marketable securities	(509,478)	—
Proceeds from maturities of marketable securities	489,265	—
Purchases of property and equipment	(398,360)	(511,399)
Net cash used in investing activities	(402,573)	(506,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations	(75,338)	(72,131)
Net cash used in financing activities	(75,338)	(72,131)

NET INCREASE IN CASH	$1,850,647	$1,473,315

CASH - Beginning of year	3,947,966	4,140,942

CASH - End of period	$5,798,613	$5,614,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,639	$6,846
Income taxes	124,424	17,986

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	5,175	5,175

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

All revenue was from the photonics industry during the nine months ended September 30, 2023 and 2022. The top two customers represented 89% of total revenue for the nine months ended September 30, 2023 and 2022. International shipments were 1% of total revenue for the nine months ended September 30, 2023 and 2022.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.  Summary of Significant Accounting Policies (continued)

Employee Retention Credit (ERC) - The Company qualified for federal government assistance through Employee Retention Credit provisions of the Consolidated Appropriations Act of 2021 during 2021 and 2020. The purpose of the Employee Retention Credit was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. These funds were recorded in the Statements of Income as an offset to payroll costs in their respective expense lines and as a tax receivable on the balance sheets.  A balance of $40,539 appears as a tax receivable on the balance sheets at September 30, 2023 and December 31, 2022.

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

Note 4.   Investments

Money market funds – where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. The Company invested in a money market fund during August 2023 which had a fair value of $1,006,347 at September 30, 2023. This is valued at original cost plus interest and is included in Cash and cash equivalents on the balance sheet.

As of September 30, 2023 and December 31, 2022, the Company held investments in corporate bonds and U.S. government securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds and government securities are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At September 30, 2023, the length of time until maturity of the bonds currently owned ranged from 2 months to 20 months. The amortized cost, allowance for credit losses, fair value, and the related unrecognized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
September 30, 2023
Corporate bonds	$1,500,000	$(8,560)	$—	$1,491,440
U.S. government treasuries	509,478	(9,243)	—	500,235
Total investments	$2,009,478	$(17,803)	$—	$1,991,675

Allowance for credit losses	(12,000)
Total investments, net	$1,997,478

December 31, 2022
Corporate bonds	$1,500,000	$(1,924)	$—	$1,498,076
U.S. government treasuries	489,265	—	2,665	491,930
Total investments	$1,989,265	$(1,924)	$2,665	$1,990,006

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.   Investments (continued)

applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments. The Company monitors the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and updates them on a quarterly basis with the latest assessment completed on September 30, 2023. Our allowance for credit losses was $12,000 at September 30, 2023.

Note 5.  Common Stock and Stock Options

Stock based compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Noncash stock-based compensation expense was $0 and $8,670 for the three months ended September 30, 2023, and 2022, respectively, and $45,485 and $40,642 for the nine months ended September 30, 2023, and 2022, respectively. Unrecognized compensation expense was $0 as of September 30, 2023.

Employees received compensation of 10,683 and 4,500 aggregate shares of common stock of the Company during the nine months ended September 30, 2023 and 2022, respectively. These shares had an aggregate value of $43,908 and $14,625 at September 30, 2023 and 2022, respectively, and were recorded as non-cash stock compensation expense in the financial statements.

The non-employee Board members received compensation of 6,550 aggregate shares of common stock of the Company with an aggregate value of $22,471 during the nine months ended September 30, 2022 that was recorded as non-cash stock compensation expense in the financial statements.

The cumulative status of options granted and outstanding at September 30, 2023, and December 31, 2022, as well as any options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2022	41,304	$1.05
Outstanding at December 31, 2022	41,304	$1.05
Outstanding at September 30, 2023	41,304	$1.05
Options exercisable at December 31, 2022	34,361	$1.01
Options exercisable at September 30, 2023	41,304	$1.05

Exercise prices for options ranged from $0.84 to $1.25 at September 30, 2023. The weighted average option price for all options outstanding at September 30, 2023, was $1.05 with a weighted average remaining contractual life of 2.9 years.

Note 6.  Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$1,913,985	$1,375,669
Work-in-process	1,160,111	528,631
Finished goods	127,546	284,048
	3,201,642	2,188,348
Inventory reserve	(14,421)	(10,431)
	$3,187,221	$2,177,917

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$578,784	$442,703	$1,628,163	$1,491,977

Weighted average common shares outstanding - basic	4,530,207	4,516,518	4,528,524	4,513,785

Effect of dilution - stock options	31,501	28,133	30,684	27,805
Weighted average shares outstanding - diluted	4,561,708	4,544,651	4,559,208	4,541,590

Note 8.  Note Payable

The Company renewed its line of credit with Fifth Third Bank for $1 million during August 2023. The line of credit bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. This line of credit has a maturity date of August 29, 2024. No amounts were drawn on this line of credit as of September 30, 2023.

Note 9.  Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2023 and 2022 is based on our projected annual effective tax rate, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The effective tax rate for the first nine months of 2023 was 24.0% compared to the tax rate for calendar year 2022 of 21.7%. The difference between the effective tax rate and the marginal rate is primarily due to the effect of state and local taxes.

Following is the income tax expense for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Federal	$192,394	$155,900	$476,128	$288,000
State and local	20,283	11,475	39,105	23,575
	$212,677	$167,375	$515,233	$311,575

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. As of December 31, 2022, management determined that there was sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $151,164 were realizable principally because we achieved six consecutive years of pretax income, expect profits to continue for the foreseeable future and implemented new efficiencies in the Company’s manufacturing process. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Accordingly, management determined that no valuation allowance was necessary at December 31, 2022. The deferred tax asset was $0, and the deferred tax liability was $215,967 at September 30, 2023.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the original expiration date. There are no restrictions or covenants associated with the lease. The lease costs were approximately $45,000 and $24,500 during the three months ended September 30, 2023 and 2022, respectively, and approximately $85,900 and $84,300 during the nine months ended September 30, 2023 and 2022, respectively. Additionally, the variable lease costs were approximately $11,500 and ($3,000) during the three months ended September 30, 2023 and 2022, respectively, and approximately $45,000 and $24,500 during the nine months ended September 30, 2023 and 2022, respectively. A credit related to common area maintenance and real estate tax reconciliation was received during the third quarter of 2022.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of September 30, 2023:

2023	$28,920
2024	107,094
Total minimum lease payments	136,014
Less debt discount	4,683
Total operating lease obligations	$131,331

	2023		2022
Operating cash outflows from operating lease - year-to-date	$78,357		$72,183
Weighted average remaining lease term – operating lease	1.2	years	2.2	years
Weighted average discount rate – operating lease	5.5%		5.5%

Note 11. Finance Leases

The Company leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of September 30, 2023, are shown in the following table.

2023	$22,698
2024	49,859
Total minimum lease payments	72,557
Less amount representing interest	1,379
Present value of minimum lease payments	71,178
Less current portion	71,178
Finance lease obligations, net of current portion	$—

Weighted average remaining lease term – finance leases	0.9	years
Weighted average discount rate – finance leases	4.25%

The equipment under finance lease at September 30, 2023, and December 31, 2022, is included in the accompanying balance sheets as follows:

	September 30, 2023	December 31, 2022
Machinery and equipment	$385,923	$385,923
Less accumulated depreciation and amortization	133,320	104,376
Net book value	$252,603	$281,547

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Finance Leases (continued)

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense. Finance lease costs totaled $25,386 and $24,305 for the three months ended September 30, 2023 and 2022, respectively, and $75,338 and $72,131 for the nine months ended September 30, 2023 and 2022, respectively.

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

Executive Summary

For the three months ended September 30, 2023, we had record total revenue of $7,700,123 compared to $5,816,838 for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we had record total revenue of $20,954,960 compared to $17,648,275 for the nine months ended September 30, 2022. Higher volume continued as the key factor that contributed to the increase during 2023.

Gross profit was $1,386,663 for the three months ended September 30, 2023 compared to $1,171,583 for the same three months in 2022. Gross profit was $3,964,870 for the nine months ended September 30, 2023 compared to $3,543,352 for the same nine months in 2022.

Operating expenses were $676,454 and $561,868 for the three months ended September 30, 2023 and 2022, respectively. Operating expenses were $2,015,617 and $1,727,901 for the nine months ended September 30, 2023 and 2022, respectively.

Income from operations was $710,209 and $609,715 for the three months ended September 30, 2023 and 2022, respectively. Income from operations was $1,949,253 and $1,815,451 for the nine months ended September 30, 2023 and 2022, respectively.

Consistent with our growth strategy, we are pursuing opportunities in niche markets of the global photonics industry which can benefit from our expertise in custom powder solutions for advanced materials, innovative products and applications, diffusion and indium bonding, and toll processing services. The Company is developing an innovative rotatable precious metal target product for the photonics industry. Investments also continue to be made offering customers alternatives to lower their total cost of ownership for reclaim and repress processes.

Initiatives are also being pursued to leverage utilization of our vacuum hot presses, cold isostatic press, and kilns for increased production and development projects. During 2023 we completed the enclosure of our grinding machines which enhances our manufacturing footprint.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Several issues are affecting national and global market conditions. First, inflation continues to impact labor, raw material costs and transportation expenses. We seek to pass these increases on to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Second, supply chain disruptions are adversely impacting customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding product shipments; however, timely deliveries and sourcing of certain materials is of increased concern. Third, increased political uncertainties continue to affect global markets. Although we currently have no customers or suppliers in Russia or Ukraine, we continue to monitor the situation as some raw material comes from Russia for the PVD industry. We continue to actively monitor these developments, including ongoing contact with our suppliers and customers, and identifying additional suppliers and adapting to our customers’ specific circumstances and forecasts. Fourth, on September 15, 2023, the United Auto Workers union commenced a labor strike at select automobile manufacturing facilities. Since then, the labor strike has expanded to include additional facilities. We are actively monitoring these developments and maintaining close contact with our customers.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2023 (unaudited) compared to three and nine months ended September 30, 2022 (unaudited):

Revenue

For the three months ended September 30, 2023, we had record total revenue of $7,700,123. This was an increase of $1,883,285, compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, we had record total revenue of $20,954,960 which was an increase of $3,306,685, compared to the nine months ended September 30, 2022. Higher volume continued as the key factor that contributed to the increase throughout 2023. Raw material costs were higher in the third quarter of 2023 versus 2022 and were lower for the nine months ended September 30, 2023 compared to last year.

Gross profit

Gross profit was $1,386,663 for the three months ended September 30, 2023, compared to $1,171,583 for the same three months in 2022, an increase of $215,080. Gross profit as a percentage of revenue (gross margin) was 18.0% for the third quarter of 2023 compared to 20.1% for the third quarter of 2022. Gross profit and gross margin improved sequentially for the 2023 third quarter and was impacted by higher revenue and product mix. Gross profit was $3,964,870 for the nine months ended September 30, 2023, compared to $3,543,352 for the same nine months in 2022, an increase of $421,518. Gross margin was 18.9% for the nine months ended September 30, 2023 compared to 20.1% for the same period in 2022.

General and administrative expense

General and administrative expense for the three months ended September 30, 2023 and 2022, was $433,656, and $374,193, respectively, an increase of 15.9%. The increase can be attributed to higher compensation and benefits of $33,154, computer services of $10,192, additional investment credit reserve of $7,000 and professional fees of $6,290. General and administrative expense for the nine months ended September 30, 2023 and 2022, was $1,285,152 and $1,170,782, respectively, an increase of 9.8%. This increase was primarily due to an increase in compensation and benefits of $94,484 and computer services of $20,688.

Research and development expense

Research and development expense for the three months ended September 30, 2023, was $121,554 compared to $93,081 for the same period in 2022, an increase of 30.6%. This increase was attributed to an increase in outside consulting expense of $15,789 and higher compensation and benefits of $7,126. Research and development expense for the nine months ended September 30, 2023, was $372,407 compared to $272,197 for the same period in 2022, an increase of 36.8%. This increase was attributed to increase in outside consulting expense of $48,127, higher compensation and benefits of $30,825 and materials and supplies of $13,401. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing and sales expense

Marketing and sales expense was $121,244 and $94,594 for the three months ended September 30, 2023, and 2022, respectively. This was an increase of 28.2%. Compensation and benefits expense increased $23,413 during the three months ended September 30, 2023 compared to the same period in 2022. Marketing and sales expense was $358,058 and $284,922 for the nine months ended September 30, 2023, and 2022, respectively. This was an increase of 25.7%. Compensation expense and travel expense increased $51,411 and $17,399, respectively, during the nine months ended September 30, 2023 compared to the same period in 2022. We increased our sales staff and exhibited at additional international photonics trade shows during 2023.

Stock compensation expense

Included in total expenses were noncash stock-based compensation costs of $0 and $8,670 for the three months ended September 30, 2023 and 2022, respectively, and $45,485 and $40,642 for the nine months ended September 30, 2023 and 2022, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. There was no unrecognized non-cash stock-based compensation expense at September 30, 2023.

Interest

Interest income, net was $81,252, and $194,143 for the three and nine months ended September 30, 2023, respectively. Interest income, net was $363 for the three months ended September 30, 2023 and interest expense, net was $11,899 for the nine months ended September 30, 2022. The improvement was due to our increase in cash and approximately $2.0 million of investments in marketable securities which benefited from an overall increase in interest rates. Interest expense has decreased as we continue to reduce our debt outstanding.

Income taxes

Income tax expense was $212,677, and $167,375 for the three months ended September 30, 2023, and 2022, respectively. Income tax expense was $515,233, and $311,575 for the nine months ended September 30, 2023, and 2022, respectively. The effective tax rate for the nine months ended September 30, 2023 was 24.0%, compared to the tax rate of 21.7% for calendar year 2022. At December 31, 2022, the deferred tax asset was $151,164. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary at December 31, 2022. The deferred tax asset was $0, and the deferred tax liability was $215,967 at September 30, 2023.

Net income

Net income for the three months ended September 30, 2023, and 2022, was $578,784 and $442,703, respectively. Net income for the nine months ended September 30, 2023, and 2022, was $1,628,163, and $1,491,977, respectively. The increase was the result of higher revenue and  gross profit.

Liquidity and Capital Resources

Cash and cash equivalents

As of September 30, 2023, cash on hand was $5,798,613 compared to $3,947,966 at December 31, 2022. The increase was due to net cash provided by operating activities partially offset by investment in our manufacturing footprint and acquisition of production equipment.

Working capital

At September 30, 2023, working capital was $7,139,370 compared to $5,211,625 at December 31, 2022, an increase of $1,927,745 or 37.0%. Cash increased $1,850,647, accounts receivable-trade increased $376,179, inventories increased $1,009,304, prepaid purchase orders increased $1,171,740 and customer deposits increased $2,410,832.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from operations

Net cash provided by operating activities during the nine months ended September 30, 2023, was $2,328,558 and $2,051,679 for the nine months ended September 30, 2022. In addition to the net income generated, this included depreciation and amortization of $347,602 and $308,791, and noncash stock-based compensation costs of $45,485 and $40,642 for the nine months ended September 30, 2023, and 2022, respectively. The changes in inventories, accounts receivable, prepaid purchase orders and customer deposits compared to December 31, 2022, were related to the increase in shipments and orders received during the first nine months of 2023. Orders remain strong as customers continue to monitor inventory very closely with continued emphasis on intra-quarter shipments.

Cash from investing activities

Cash of $402,573 was used in investing activities during the nine months ended September 30, 2023, which included $398,360 for the acquisition of production equipment as well as the enclosure of our ceramic machining area. Cash of $511,399 was used in investing activities during the nine months ended September 30, 2022, for the purchase of production equipment.

Cash from financing activities

Cash of $75,338 and $72,131 was used in financing activities for principal payments to third parties for finance lease obligations during the nine months ended September 30, 2023, and 2022, respectively.

Debt outstanding

Total debt outstanding of $71,178 was all related to current finance lease obligations at September 30, 2023. This is a decrease of 51.4% from total debt outstanding of $146,516 at December 31, 2022.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts and current expected credit losses, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. The tax valuation allowance is based on our consideration of new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. If we were to determine to not be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2023, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	*	Press Release dated October 27, 2023, entitled “SCI Engineered Materials, Inc., Reports 2023 Third Quarter and Year-to-date Results.”

101

The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2023 and December 31, 2022, (ii) Statements of Income for the three and nine months ended September 30, 2023 and 2022, (iii)  Statement of Changes in Equity for the three and nine months ended September 30, 2023 and 2022, (iv) Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (v) Notes to Financial Statements.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: October 27, 2023	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President, and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)