Form 10-K
period 2023-12-31
SCI Engineered Materials, Inc.
filed 2024-02-09
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those errors are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $15,467,650 on June 30, 2023. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. There were 4,530,207 shares of the Registrant’s Common Stock outstanding on February 8, 2024.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	SCIA	OTCQB

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

For more than three decades we have been developing considerable expertise in the development and manufacturing ramp-up of innovative materials, such as Transparent Conductive Oxides (TCO)s. The Company is implementing a long-term growth strategy which includes pursuing opportunities that can benefit from this expertise. Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions. We actively collaborate with organizations to provide solutions for difficult material challenges.

Business

We are a supplier of materials to the PVD industry. Customers need our materials to produce nano layers of metals and oxides for advanced material systems. Applications for PVD coatings range from everyday items to complex computer processors. Every day applications include automotive, transparent anti-scratch coatings on eyeglasses, coatings on kitchen faucets, as well as low emissivity glass for household windows and commercial buildings. More technically advanced applications include aerospace, defense, flat panel display, photonics, semiconductors, and thin film solar products.

We are pursuing niche opportunities where our core competencies give us an advantage and complement our manufacturing capabilities allowing us to enter new markets with minimal capital investment. This disciplined approach enables us to focus on those opportunities that are the best fit for our capabilities and offer the greatest long-term return. Considerations include our core strengths, resource requirements, and time-to-market.

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

For the year ended December 31, 2023, we had total revenue of $27,984,083 compared to $23,467,030 for the year ended December 31, 2022.  Higher volume was the key factor that contributed to the increase.

Our largest customer represented approximately 78% of total revenues in 2023 and 73% in 2022. This year-over-year increase was attributable to higher volume including additional products.

Marketing and Sales

Europe and Asia, as well as the Americas, have high demand for sputtering targets. We continue to seek ways to expand our global marketing reach. We use various distribution channels for specific end markets through direct sales by our employees. The internet provides tremendous opportunities for us to reach new customers with compatible product needs.

Our corporate website is www.sciengineeredmaterials.com. The website is designed to serve customers, suppliers, and investors with additional information in an easy-to-use format and includes expanded mobile access. There are also social media platforms, including Facebook®, and Twitter® as well as online marketing campaigns on LinkedIn®, to enhance the Company’s visibility and communication with customers and shareholders. For customers and suppliers, there is also expanded information about our product focus as well as a library of detailed product data sheets that continues to be updated. Investors can access current and archived information about the Company utilizing multiple electronic platforms.

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

Metals

We also produce metal sputtering targets and backing plates. The targets are often bonded to the backing plates for applications in the PVD industry. These targets can be produced by casting, hot pressing and machining of metals and metal alloys depending on the application.

Applications for metal targets are highly varied ranging from applying decorative coatings for end uses such as sink faucets to the production of various electronic, photonic and semiconductor products.

We purchase various metals of high purity (often above 99.9%) for our applications. We are not dependent on a sole source for these metals and do not believe losing a vendor would materially affect our business.

We have made frequent additions to our manufacturing footprint, enhanced production processes, increased manufacturing efficiencies and testing equipment capabilities to enable us to manufacture and qualify many product compositions that can be used as PVD applications by end users and Original Equipment Manufacturers.

Competition

We have several domestic and international competitors in the ceramic and metal fields, including Vacuum Engineering & Materials, Process Materials, Inc., and Materion, who also supply targets.

Suppliers

Principal suppliers in 2023 were Johnson Matthey, Atlantic Metals, and Six Nine Metals. In every case, we have established alternate vendors that can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

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

We have certain proprietary knowledge and trade secrets related to the manufacture of metal and metal oxide PVD materials. This includes specific patents directly related to our products and market focus (see Intellectual Property section).

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

Intellectual Property

Our patent titled “High Efficiency Rotatable Sputter Target” (US Patent No.11,830,712 B2) was issued on November 28, 2023. This patent protects a bonding process that achieves a superior bond for rotatable targets.

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

In the future, we may submit additional patent applications covering various inventions which have been developed by us. However, we cannot be guaranteed that these submissions will result in the issuance of patent. For example, the publication of U.S. patent applications can be delayed for up to one year, and tend to lag actual discoveries, and so that we may not be the first creator of inventions covered by pending patent applications or the first to file patent applications for such inventions. Additionally, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, they may design around the patented aspects of any technologies we have developed or licensed.

Employees

We had 23 and 21 full-time employees as of December 31, 2023, and 2022, respectively. One of these employees holds a PhD in Material Science. We have never experienced a work stoppage and consider our relations with employees to be good. The employees do not have a bargaining unit. We are committed to continuing to provide an open and accountable workplace where employees feel empowered to speak up and raise issues. With this in mind, we provide multiple channels to communicate, ask for guidance, and report concerns. We also provide employees with paid time off to volunteer in local communities. We are committed to creating value for our communities including volunteerism and advocacy, and by operating our business in a socially and environmentally responsible way.

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

Collections and Write-offs

We collected receivables in an average of 45 days in 2023. We have occasionally written-off negligible amounts of accounts receivable as uncollectible and there were none in 2023 and 2022. We consider credit management critical to our success.

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

Prior to 2017, the Company frequently reported annual net losses. Our results for 2023 reflect the seventh consecutive year of net income; however, while assurances cannot be provided that we will be able to operate profitably in the future, management continuously monitors business conditions and responds through proactive actions. We continue to invest in developing new products for all our markets. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

During 2023 we reduced our accumulated deficit by $2,188,899 to $1,915,694  at December 31, 2023. Management’s plans include continuing to grow our business in current and additional niche markets, developing new products, and increasing our revenue and presence in those markets. Management believes the actions that began during the last several years and continue today provide the opportunity for maintaining and improving liquidity and profitability. However, no assurances are made that such actions will result in sustained profitability.

A substantial portion of our sales has been dependent upon certain principal customers, the loss of whom could materially negatively affect the Company’s total sales.

Revenue attributable to these customers includes the sale of multiple applications. Our top two customers accounted for approximately 89.9% of our net sales for the fiscal year ended December 31, 2023. Although they have been major customers of the Company for nearly twenty years, we do not have written agreements with these customers that require any minimum purchase obligations, and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

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

Our success depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. The loss of services of one of our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel could have a material adverse effect on our business, operating results, and financial condition. Jeremy Young was named president and chief executive officer in 2019 and has an employment agreement with the Company that contains non-competition provisions as well as severance payments. Mr. Young has been with the Company for more than eighteen years. All other key management personnel have entered into non-competition agreements with the Company. Although we have been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that we will be able to do so in the future.

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

Political uncertainties could affect global markets and thus could have a negative effect on our business. Although we currently have no customers or suppliers in Russia or Ukraine, we continue to monitor the situation as some raw materials come from Russia for the PVD industry. We have a customer in Israel; however, revenue related to these sales is negligible to our total revenue for the years 2023 and 2022, respectively. We continue to actively monitor these developments, including ongoing contact with suppliers and customers, identifying additional suppliers, and adapting to our customer’s specific circumstances and forecasts. In addition, supply chain disruptions are adversely impacting customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding product shipments; however, timely deliveries and sourcing of certain materials is of increased concern.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it spread to other countries and infections were reported globally. The extent to which an epidemic may impact our operations is highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity, and the actions to contain the epidemic or treat its impact.

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

The Company has a line of credit with Fifth Third Bank for $1 million which expires on August 29, 2024. However, our liquidity and financial condition could be materially and adversely affected if our ability to borrow money from new or existing lenders to finance our operations is reduced or eliminated. Similar adverse effects may also result if we realize reduced credit availability from trade creditors. Additionally, many of our customers require availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have adverse effects on our business.

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

We face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; employee threats; virtual and cyber threats to the safety of our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts or other acts of aggression. Our customers and vendors face similar threats. Although we utilize internal and external independent controls to monitor and mitigate the risk of these threats, including a Security Incident Response Plan and periodic Information Technology training for all employees, there can be no assurance that these procedures and controls will be sufficient. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our user’s or customer’s data. These threats could lead to losses of sensitive information or capabilities, harm to personnel, infrastructure, or products, and/or damage to our reputation as well as our vendor’s ability to perform on our contracts.

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

We have a portfolio of intellectual property that includes common law and state rights, as well of federally and internationally recognized trademark and patent rights. In addition, we take active precautions to protect our trade secret rights through various contractual means. However, we recognize that third parties may challenge these rights, including through unauthorized use or misappropriation or theft, or by legal challenge in administrative proceedings or challenge in state or district court. Such challenges include the risks of long and costly litigation, as well as the potential loss of property rights and the assessment of damages against a losing party.

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

The Company is authorized to issue up to 15,000,000 shares of common stock. The Board of Directors may approve the issuance of common stock as they consider sufficient without seeking shareholder approval. As of December 31, 2023, we had 4,530,207 shares outstanding and 41,304 shares underlying options that are currently exercisable resulting in 10,428,489 shares of common stock available for issue. The issuance of additional shares of common stock in the future may reduce the proportionate ownership and voting power of current shareholders.

Our Articles of Incorporation authorize us to issue up to 260,000 shares of preferred stock. The issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control. As of December 31, 2023 there were no preferred shares outstanding.

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

Our common stock currently trades on the OTC Markets’ OTCQB market under the symbol “SCIA”. Based on a trading price typically below $5 per share, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to regulations, which affected the ability of broker-dealers to sell our securities. Broker-dealers who recommend a “penny stock” to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser’s written agreement to a transaction prior to sale.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.CYBERSECURITY.

While we have never had a material cybersecurity incident that impacted our operations, we face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; employee threats; virtual and cyber threats to our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts or other acts of aggression. Our customers and vendors face similar threats. We utilize internal and external independent controls to monitor and mitigate the risk of these threats, including an outside independent Cybersecurity consultant, a Security Incident Response Plan (SIRP) and periodic Information Technology training for all employees.

Our SIRP is outlined as follows:

1.	Preparation—perform a risk assessment, identify sensitive assets, and build a Computer Security Incident Response Team (CSIRT). Our team includes an outside IT Cybersecurity consultant that provides managed services on a regular basis.
2.	Identification—monitor IT systems and detect deviations from normal operations and see if they represent actual security incidents. When an incident is discovered, collect additional evidence, establish its type and severity, and document everything.
3.	Containment—perform short-term containment, for example by isolating the network segment that is under attack. Then focus on long-term containment, which involves temporary fixes to allow systems to be used in production, while rebuilding clean systems.
4.	Eradication—remove malware from all affected systems, identify the root cause of the attack, and take action to prevent similar attacks in the future.
5.	Recovery—bring affected production systems back online carefully, to prevent additional attacks. Test, verify and monitor affected systems to ensure they are back to normal activity.
6.	Lessons learned—no later than two weeks from the end of the incident, perform a retrospective of the incident. Prepare complete documentation of the incident, investigate the incident further, understand what was done to contain it and whether anything in the incident response process could be improved.

The impact of potential cybersecurity threats is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, regulatory actions, and potential liability, any of which could have a material adverse effect on our financial position, results of operations and/or cash flows. These threats could lead to losses of sensitive information or capabilities, harm to personnel, infrastructure, or products, and/or damage to our reputation as well as our vendor’s ability to perform on our contracts.

Effective incident response involves every part of our organization, including IT teams, legal, technical support, human resources, corporate communications, and business operations. Our Board of Directors oversees all business, property and affairs of the Company, including cybersecurity risks. Our management keep the members of the Board informed of our business through discussions at Board meetings and by providing them with reports and other materials throughout the year.

Our CSIRT includes our independent outside cybersecurity consultant as our strategic lead and the consultant and Chief Financial Officer (CFO) lead the Incident Response Team. Our consultant is certified in cybersecurity and our CFO has overseen our IT for over twenty years.

ITEM 2.PROPERTIES.

Our office and manufacturing facilities are located at 2839 Charter Street, Columbus, Ohio, where we occupy approximately 32,000 square feet. We moved our operations into this facility in 2004. The lease on the property expires on November 30, 2024 and we expect to begin negotiations to renew the lease during the first quarter of 2024.

We are current on all operating lease liabilities.

ITEM 3.LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our common stock currently trades on the OTC Markets’ OTCQB market under the symbol “SCIA”.

Based on its historical trading price, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to certain regulations. See “Risk Factors” for specific disclosures concerning the market for the Company’s common stock.

Holders of Record

As of December 31, 2023, there were approximately 210 registered holders of record of our common stock and 4,530,207 shares issued and outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We intend to use our future earnings for the growth of the business.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2023, concerning shares of our common stock that may be issued upon the exercise of options and rights under our existing equity compensation plans and arrangements approved by our shareholders which include our 2011 Stock Option Plan and 2006 Stock Option Plan. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights, and the number of shares remaining available for future grants (excluding the shares to be issued upon exercise of outstanding options and other rights).

Number of securities
remaining available for
	Number of Securities to		issuance under equity
	be issued upon exercise	Weighted-average exercise	compensation plans
	of outstanding options	price of outstanding options	(excluding securities
	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans	41,304	$1.05	215,285

ITEM 6.RESERVED.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

For the year ended December 31, 2023, we had total revenue of $27,984,083 compared to $23,467,030 for the year ended December 31, 2022. Higher volume was the key factor that contributed to the increase.

Gross profit was $5,251,633 for 2023 compared to $4,786,955 for 2022. The increase was attributable to higher revenue as well as favorable product mix.

Operating expenses were $2,757,385 and $2,306,737 for 2023 and 2022, respectively.

Income from operations was $2,494,248 and $2,480,218 for 2023 and 2022, respectively

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

Several issues continue to affect national and global market conditions. First, inflation continues to impact labor, raw material costs and transportation expenses. We seek to pass these increases to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Second, supply chain disruptions are adversely impacting customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding sourcing of raw materials or product shipments; however, timely deliveries and sourcing of certain materials is of increased concern.  Third, increased political uncertainties continue to affect global markets. Although we currently have no customers or suppliers in Russia, Ukraine or the Middle East, we continue to monitor the situations as some raw material comes from Russia for the PVD industry. We are actively maintaining contact with our suppliers and customers, identifying additional suppliers and adapting to our customers’ specific circumstances and forecasts.

RESULTS OF OPERATIONS

Year 2023 compared to Year 2022

Revenue

For the year ended December 31, 2023, we had total revenue of $27,984,083, compared to $23,467,030 for the year ended December 31, 2022. This was an increase of $4,517,053 or 19.2%. Higher volume was the key factor that contributed to the increase.

Gross profit

Gross profit was $5,251,633 for 2023 compared to $4,786,955 for 2022. The increase was primarily attributable to higher revenue. Gross profit as a percentage of revenue (gross margin) was 18.8% and 20.4% for 2023 and 2022, respectively. The lower gross margin in 2023 compared to a year ago was due to increased shipments of lower margin product.

General and administrative expense

General and administrative expense for 2023 and 2022, was $1,771,263 and $1,549,696, respectively, an increase of 14.3%. During 2023 there was an increase in compensation of $138,274, professional services of $44,096 which included higher IT services of $31,588, and additional investment credit reserve of $10,000.

Research and development expense

Research and development expense for 2023 was $501,937, compared to $375,728 for 2022, an increase of 33.6%. This increase was attributed to increases in outside consulting expense of $64,656, compensation of $38,425 and materials and supplies of $12,506. During 2023 the Company initiated sales of certain conductive metal oxides. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $484,185 and $381,313, during 2023 and 2022, respectively. This was an increase of $102,872, or 27.0%. During 2023 there was an increase in compensation related to additional staff, and travel expenses of $76,207, and $20,578, respectively. We exhibited at additional international photonics trades shows focused on specific niche markets during 2023.

Stock compensation expense

Included in total expenses were non-cash stock-based compensation costs of $45,485 and $49,321 for 2023 and 2022, respectively. During 2022, the non-employee board members received compensation of 8,755 shares of common stock of the Company with an aggregate value of $29,967 that was recorded as non-cash stock compensation expense in the financial statements. During 2023, non-employee board members received their entire compensation in cash. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. There was no unrecognized non-cash stock-based compensation expense at December 31, 2023.

Interest

Interest income, net was $286,361 and $19,201 for the years ended December 31, 2023 and 2022, respectively. The increase was primarily due to higher cash and approximately $2.0 million of investments in marketable securities, initially invested in the fourth quarter of 2022, which particularly benefited from an overall increase in interest rates in 2023. Interest expense related to finance lease obligations was $4,309 for 2023 versus $8,600 in 2022.

Income taxes

Income tax expense was $586,710 and $542,395 for the twelve months ended December 31, 2023 and 2022, respectively. The effective tax rate was 21.1% for 2023 compared to 21.7% for 2022. At December 31, 2022, the deferred tax asset was $151,164. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary at December 31, 2022. The deferred tax asset was $0, and the deferred tax liability was $69,846 at December 31, 2023.

Net income

Net income for 2023 and 2022 was $2,193,899 and $1,957,024, respectively. Higher revenue and gross profit were partially offset by higher operating expenses and income taxes.

Liquidity and Capital Resources

Cash

As of December 31, 2023, cash on hand was $5,673,994 compared to $3,947,966 at December 31, 2022. The increase was due to net cash provided by operating activities partially offset by investment in our manufacturing footprint and acquisition of production equipment.

Working capital

At December 31, 2023, working capital was $7,633,016 compared to $5,211,625 at December 31, 2022, an increase of $2,421,391 or 46.5%. The increase was primarily due to the increase in cash noted above.

Cash from operations

Net cash provided by operating activities during 2023 was $2,281,279 and $2,398,155 during 2022. In addition to the net income generated, this included depreciation and amortization of $469,790 and $429,805, and noncash stock-based compensation costs of $45,485 and $49,321 for the twelve months ended December 31, 2023, and 2022, respectively. The increase in prepaid purchase orders and expenses was primarily related to inventory paid for in December 2023 and received in January 2024. Inventories, prepaid purchase orders and customer deposits increased due to orders received during the fourth quarter of 2023. Orders remain strong as customers continue to monitor inventory very closely with continued emphasis on intra-quarter shipments.

Cash from investing activities

Cash of $453,671 and $536,313 was used in investing activities during the twelve months ended December 31, 2023, and 2022, respectively, for the acquisition of production equipment. This included the enclosure of our ceramic machining area in 2023 and a vacuum hot press in 2022. During 2022 we purchased marketable securities in the amount of $1,989,265 based on available free cash flow and our desire to earn higher returns.

Cash from financing activities

Cash of $97,367 and $96,702 was used in financing activities for principal payments to third parties for finance lease obligations during 2023 and 2022, respectively.

Debt outstanding

Total debt outstanding of $49,149 was all related to a current finance lease obligation at December 31, 2023, which matures in August 2024. This is a decrease of 66.5% from total debt outstanding of $146,516 at December 31, 2022.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2023, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and current expected credit losses, inventory allowances, property and equipment depreciable lives, patents and license useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the expected collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our expected losses, our estimates of the recoverability of amounts due us could be adversely affected. The current expected credit losses on our investments is a derived default study based on the debt obligations. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected. The tax valuation allowance is based on our consideration of new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. If we were to determine we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will provide benefit. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Inflation

While there was not a significant impact from inflation on our operations prior to 2022,  we experienced increased costs during 2022 and 2023 that are expected to continue into 2024.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our balance sheets as of December 31, 2023, and 2022, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2023, and 2022, together with the Report of Independent Registered Public Accounting Firm thereon appear beginning on Page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and implemented, can only provide reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure.

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

The Board of Directors exercises its oversight role with respect to our systems of internal control primarily through its Audit Committee, which is comprised of independent directors. The Committee oversees our financial reporting, quarterly reviews, and audits to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments and meets with the Company’s Independent Registered Public Accounting firm at least quarterly.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We performed a review of our related procedures and controls and strengthened cross approval of various functions, including financial reporting and disclosure review controls by the Chief Financial Officer, to include the Chief Executive Officer and Audit Committee Chairperson where appropriate. We continue to report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2024 Annual Meeting of Shareholders scheduled to be held on June 13, 2024, and is incorporated herein by reference.

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

ITEM 11.EXECUTIVE COMPENSATION.

The information required by this item is included under the caption “Executive Compensation” in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders scheduled to be held on June 13, 2024, and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders scheduled to be held on June 13, 2024, and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders scheduled to be held on June 13, 2024, and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Registered Independent Public Accounting Firm for the years ended December 31, 2023, and 2022” in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders scheduled to be held on June 13, 2024, and is incorporated herein by reference.

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

23.1*	Consent of Independent Registered Public Accounting Firm.
24*	Power of Attorney.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
99.1*	Press Release dated February 9, 2024, entitled “SCI Engineered Materials, Inc., Reports 2023 Fourth Quarter and Full-Year Results”.
101

The Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2023 and December 31, 2022 (ii) Statements of Operations for the years ended December 31 2023 and 2022, (iii) Statement of Changes in Equity for the years ended December 31, 2023 and December 2022, (iv) Statements of Cash Flows for the years ended December 31, 2023 and 2022, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.
Date: February 9, 2024	By:	/s/ Jeremiah R. Young
Jeremiah R. Young, Director, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of February 2024.

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

*By:/s/ Jeremiah R. Young
Jeremiah R. Young, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SCI Engineered Materials, Inc.

Columbus, Ohio

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GBQ Partners, LLC

We have served as the Company's auditor since 2014.

Columbus, Ohio

February 9, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

ASSETS

	December 31,	December 31,
	2023	2022

Current Assets
Cash and cash equivalents	$5,673,994	$3,947,966
Investments - marketable securities, short term	1,000,000	989,265
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	854,501	842,647
Tax - Employee Retention Credit	40,539	40,539
Other	15,607	12,653
Inventories, net	4,654,398	2,177,917
Prepaid purchase orders	1,123,980	—
Prepaid expenses	214,458	136,134
Total current assets	13,577,477	8,147,121

Property and Equipment, at cost
Machinery and equipment	8,677,446	8,584,871
Furniture and fixtures	129,476	142,471
Leasehold improvements	744,297	607,156
Construction in progress	52,097	28,708
	9,603,316	9,363,206
Less accumulated depreciation and amortization	(7,359,310)	(7,101,573)
Property and equipment, net	2,244,006	2,261,633

Other Assets
Investments, net - marketable securities, long term	994,478	1,000,000
Right of use asset, net	592,170	185,072
Deferred tax asset	—	151,164
Other assets	78,289	85,138
Total other assets	1,664,937	1,421,374

TOTAL ASSETS	$17,486,420	$11,830,128

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS (continued)

DECEMBER 31, 2023 AND 2022

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	December 31,
	2023	2022

Current Liabilities
Finance lease obligations, current portion	$49,149	$97,367
Operating lease obligations, current portion	111,193	105,789
Accounts payable	385,489	514,512
Customer deposits	4,871,035	1,825,595
Accrued compensation	406,971	270,168
Accrued expenses and other	120,624	122,065
Total current liabilities	5,944,461	2,935,496

Finance lease obligations, net of current portion	—	49,149
Deferred tax liability	69,846	—
Operating lease obligations, net of current portion	492,080	99,834
Total liabilities	6,506,387	3,084,479

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,530,207 and 4,519,524 shares issued and outstanding, respectively	10,662,343	10,618,435
Additional paid-in capital	2,233,384	2,231,807
Accumulated deficit	(1,915,694)	(4,104,593)
Total shareholders' equity	10,980,033	8,745,649

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,486,420	$11,830,128

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

Revenue	$27,984,083	$23,467,030

Cost of revenue	22,732,450	18,680,075

Gross profit	5,251,633	4,786,955

General and administrative expense	1,771,263	1,549,696

Research and development expense	501,937	375,728

Marketing and sales expense	484,185	381,313

Income from operations	2,494,248	2,480,218

Interest income, net	286,361	19,201

Income before provision for income taxes	2,780,609	2,499,419

Income tax expense	586,710	542,395

NET INCOME	$2,193,899	$1,957,024

Earnings per share - basic and diluted (Note 8)

Income per common share
Basic	$0.48	$0.43
Diluted	$0.48	$0.43

Weighted average shares outstanding
Basic	4,528,948	4,515,002
Diluted	4,559,786	4,542,891

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

Balance 12/31/2021	$10,573,843	$2,227,078	$(6,061,617)	$6,739,304

Stock based compensation expense (Note 2J)	—	4,729	—	4,729

Common stock issued (Note 8)	44,592	—	—	44,592

Net income	—	—	1,957,024	1,957,024

Balance 12/31/2022	$10,618,435	$2,231,807	$(4,104,593)	$8,745,649

Adoption of ASU 2016-13 (Note 2N)	—	—	(5,000)	(5,000)

Stock based compensation expense (Note 2J)	—	1,577	—	1,577

Common stock issued (Note 8)	43,908	—	—	43,908

Net income	—	—	2,193,899	2,193,899

Balance 12/31/2023	$10,662,343	$2,233,384	$(1,915,694)	$10,980,033

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,193,899	$1,957,024
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and accretion	465,333	425,391
Amortization of patents	4,457	4,414
Stock based compensation	45,485	49,321
Gain on disposal of equipment	(3,135)	(18,321)
Deferred taxes	221,010	512,656
Inventory reserve	(2,919)	(14,987)
Changes in operating assets and liabilities:
Accounts receivable	(14,808)	(364,262)
Inventories	(2,473,562)	(1,089,711)
Prepaid purchase orders and expenses	(1,202,304)	542,223
Other assets	12,392	—
Accounts payable	(129,023)	264,129
Operating lease assets and liabilities, net	(9,448)	(8,066)
Accrued expenses and customer deposits	3,173,902	138,344
Net cash provided by operating activities	2,281,279	2,398,155

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	16,000	31,149
Purchases of marketable securities	(1,009,478)	(1,989,265)
Proceeds from maturities of marketable securities	989,265	—
Purchases of property and equipment	(453,671)	(536,313)
Net cash used in investing activities	(457,884)	(2,494,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations	(97,367)	(96,702)
Net cash used in financing activities	(97,367)	(96,702)

NET INCREASE (DECREASE) IN CASH	$1,726,028	$(192,976)

CASH - Beginning of year	3,947,966	4,140,942

CASH - End of period	$5,673,994	$3,947,966

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,309	$8,600
Income taxes	442,906	24,935

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	6,900	6,900

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.                 Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), an Ohio corporation, was incorporated in 1987. The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) thin film applications. The Company is focused on markets within the Photonics industry including Aerospace, Automotive, Defense, Glass, Optical Coatings, and Solar. Substantially, all revenues are generated from customers with multi-national operations. The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

Note 2.                 Summary of Significant Accounting Policies

A.Cash and cash equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash.

B.Investments in marketable securities – The Company’s investments in marketable securities consist of corporate and government bonds and have been classified as held-to-maturity. The Company has the intent and ability to hold to maturity and the securities are reported at amortized cost. The Company considers those investments which will mature in the next twelve months, including interest receivable on long-term bonds, as current assets. The remaining investments are considered non-current assets which the Company intends to hold longer than twelve months. The Company periodically evaluates the investments for impairment.

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments. The Company monitors the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and updates them on a quarterly basis with the latest assessment completed on December 31, 2023. Our allowance for credit losses was $15,000 at December 31, 2023.

C.Fair Value of Financial Instruments - The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see Note 11).

D.Concentrations of Credit Risk - The Company’s cash balances, which are at times more than federally insured levels, are maintained at a large regional bank and a multinational investment bank, and are continually monitored to minimize the risk of loss. The Company grants credit to most customers, who are varied in terms of size, geographic location, and financial strength. Customer balances are continually monitored to minimize the risk of loss.

The Company’s two largest customers accounted for 78% and 11% of total revenue in 2023. These two customers represented 72% of the accounts receivable trade balance at December 31, 2023, and the Company expects to collect all outstanding accounts receivable as of December 31, 2023, from these customers.

The Company’s two largest customers accounted for 73% and 15% of total revenue in 2022. These two customers represented 59% of the accounts receivable trade balance at December 31, 2022 and the

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.                 Summary of Significant Accounting Policies (continued)

Company subsequently collected all outstanding accounts receivable as of December 31, 2022 from these customers.

E.Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements which typically require payment within 30-60 days. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was $15,000 as of December 31, 2023, and 2022. This estimate is based upon management’s assessment of the expected collectability of specific customer accounts, the aging of the accounts receivable and reasonable supportable forecasts. Specific accounts are charged directly to the reserve or bad debt expense when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. There was no bad debt expense during 2023 and 2022 related to customers’ accounts receivable.

F.Inventories - Inventories are stated at the lower of cost or net realizable value on an acquired or internally produced lot basis, and consist of raw materials, work-in-process, and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory, lower of cost or net realizable value, and excess inventory quantities based on management’s estimate of net realizable value. The Company had an inventory reserve of $7,512 and $10,431 at December 31, 2023, and 2022, respectively.

G.Property and Equipment - Property and equipment are carried at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets. Useful lives range from three years on computer equipment to sixteen years on certain equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense totaled $465,333 and $425,391 for the years ended December 31, 2023, and 2022, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. During 2023, various assets totaling $22,478 with a net book value of $12,865 were considered impaired. During 2022, various assets totaling $83,596 with a net book value of $7,201 were considered impaired. This impairment is offset against gain on disposal of equipment in the Statement of Income.

H.Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present. If necessary, an impairment loss is recorded for the excess of carrying value over fair value. There were no intangible assets considered impaired during 2023 or 2022.

Costs incurred to secure patents have been capitalized and amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2023, was $85,516 and $22,054 respectively, and cost and accumulated amortization of the patents at December 31, 2022, was $85,516 and $17,596, respectively. Amortization expense related to patents was $4,457 and $4,414 for the years ended December 31, 2023, and 2022, respectively. Amortization expense is expected to be at least $4,933 for each of the next five years.

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

During 2023 and 2022, revenue from the PVD industry exceeded 99% of total revenue. The balance of the revenue was from the solar market. The top two customers represented 89% and 88% of total revenue during 2023 and 2022, respectively. International shipments resulted in 1% of total revenue during 2023 and 2022.

J.Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Non cash stock-based compensation expense was $45,485 and $49,321 for the years ended December 31, 2023, and 2022, respectively. Non cash stock-based compensation expense includes $0 and $29,968 for stock grants awarded to the non-employee board members during 2023 and 2022, respectively. Unrecognized compensation expense was $0 as of December 31, 2023. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a qualifying disposition occurs.

K.Research and Development - Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 2023 and 2022, was $501,937 and $375,728, respectively. Consistent with our growth strategy, we have identified niche markets that can benefit from our expertise in custom powder solutions, such as near-infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

We are also pursuing opportunities in niche markets of the global photonics industry which can benefit from our expertise in custom powder solutions for advanced materials, innovative products and applications, diffusion and indium bonding, and toll processing services. The Company is developing

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.                 Summary of Significant Accounting Policies (continued)

an innovative rotatable precious metal target product for the photonics industry. Investments also continue to be made offering customers alternatives to lower their total cost of ownership for reclaim and repress processes. Initiatives are also being pursued to leverage utilization of our vacuum hot presses, cold isostatic press, and kilns for increased production and development projects. During 2023, we completed the enclosure of our grinding machines which enhances our manufacturing footprint.

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

M.Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and current expected credit losses, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, tax valuation allowance, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from those estimates.

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

O.Employee Retention Credit (“ERC”) - The Company qualified for federal government assistance through ERC provisions of the Consolidated Appropriations Act of 2021 during 2021 and 2020. The purpose of the ERC was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. This credit was recorded in the Statement of Income as an offset to payroll costs in their respective expense lines. A balance of $40,539 appears as a tax receivable on the balance sheets at December 31, 2023, and 2022, respectively.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.                 Investments

Money market funds, where quoted prices are available in an active securities market, are classified within level 1 of the valuation hierarchy. During 2023, the Company invested in a money market fund which had a fair value of $3,035,547 at December 31, 2023. This is valued at original cost plus interest and is included in Cash and cash equivalents on the balance sheet.

As of December 31, 2023 and December 31, 2022, the Company held investments in corporate bonds and U.S. government securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds and government securities are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At December 31, 2023, the length of time until maturity of the bonds currently owned ranged from 5 months to 35 months. The amortized cost, allowance for credit losses, fair value, and the related unrecognized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
December 31, 2023
Corporate bonds	$1,500,000	$(9,078)	$—	$1,490,922
U.S. government treasuries	509,478	(1,786)	—	507,692
Total investments	$2,009,478	$(10,864)	$—	$1,998,614

Allowance for credit losses	(15,000)
Total investments, net	$1,994,478

December 31, 2022
Corporate bonds	$1,500,000	$(1,924)	$—	$1,498,076
U.S. government treasuries	489,265	—	2,665	491,930
Total investments	$1,989,265	$(1,924)	$2,665	$1,990,006

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments. The Company monitors the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and updates them on a quarterly basis with the latest assessment completed during December 2023. Our allowance for credit losses was $15,000 at December 31, 2023.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.                 Inventories

Inventories consist of the following at December 31:

	December 31,	December 31,
	2023	2022
Raw materials	$3,222,642	$1,375,669
Work-in-process	1,240,067	528,631
Finished goods	199,201	284,048
	4,661,910	2,188,348
Inventory reserve	(7,512)	(10,431)
	$4,654,398	$2,177,917

Note 5.                 Line of Credit

The Company renewed its line of credit with Fifth Third Bank for $1 million during 2023. The line of credit bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. This line of credit has a maturity date of August 29, 2024. No amounts were drawn on this line of credit during 2023 or 2022.

Note 6.                 Operating Lease Obligations

The Company entered into an operating lease with a third party on March 18, 2014, for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,400 to $9,700 with an expiration date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the expiration date and renewal negotiations are expected to commence in the first quarter of 2024. During 2023, the Company determined that it was reasonably certain to renew its operating lease. Therefore, an increase to the right of use asset and operating lease liabilities totaling $499,124 has been reflected in the accompanying financial statements for the year ended December 31, 2023. There are no restrictions or covenants associated with the lease. The lease costs were approximately $115,000 and $113,000 during the years ended December 31, 2023 and 2022, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of December 31, 2023, assuming the lease renews at the current terms:

2024	$116,829
2025	116,829
2026	116,829
2027	116,829
2028 and beyond	223,925
Total minimum lease payments	691,241
Less debt discount	87,968
Total operating lease obligations	$603,273

	2023		2022
Operating cash outflows from operating leases - year-to-date	$105,539		$97,292
Weighted average remaining lease term – operating leases	5.9	years	1.9	years
Weighted average discount rate – operating leases	5.5%		5.5%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.                 Finance Leases

The Company also leases certain equipment under finance leases. Future minimum lease payments, by year, with the present value of such payments, as of December 31, 2023, are shown in the following table.

Total minimum lease payments - 2024	$49,859
Less amount representing interest	710
Present value of minimum lease payments	49,149
Less current portion	49,149
Finance lease obligations, net of current portion	$—

Weighted average remaining lease term – finance leases	0.7	years
Weighted average discount rate – finance leases	4.23%

The equipment under finance lease at December 31 is included in the accompanying balance sheets as follows:

	December 31, 2023	December 31, 2022
Machinery and equipment	$306,973	$385,923
Less accumulated depreciation and amortization	107,440	104,376
Net book value	$199,533	$281,547

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

Note 8.                Common and Preferred Stock

Common Stock

Employees received compensation of 10,683 and 4,500 aggregate shares of Common Stock of the Company during 2023 and 2022, respectively, which had an aggregate value of $43,908 and $14,625, respectively, and was recorded as noncash stock-based compensation expense in the financial statements.

The non-employee Board members received compensation of 8,755 shares of Common Stock of the Company during 2022. The stock had an aggregate value of $29,967 and was recorded as non-cash stock compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.                Common and Preferred Stock (continued)

Preferred Stock

Shares of Preferred Stock authorized and outstanding at December 31, 2023 and 2022, were as follows:

	Shares	Shares
	Authorized	Outstanding
Cumulative Preferred Stock	10,000	—

Voting Preferred Stock	125,000	—

Cumulative Non-Voting Preferred Stock (a)	125,000	—
(a)	Includes 700 shares of Series A Preferred Stock and 100,000 shares of Convertible Series B Preferred Stock authorized for issuance.

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

Employee stock options outstanding at December 31:

	2023	2022
Options outstanding	41,304	41,304

The following is provided to reconcile the earnings per share calculations:

	Year ended December 31,
	2023	2022
Net income	$2,193,899	$1,957,024

Weighted average common shares outstanding - basic	4,528,948	4,515,002

Effect of dilution - stock options	30,838	27,889
Weighted average shares outstanding - diluted	4,559,786	4,542,891

Note 9.                 Stock Option Plans

On June 10, 2011, shareholders approved the SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company adopted the 2011 Plan as incentive to key employees, directors, and consultants under which options to purchase up to 250,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.                 Stock Option Plans (continued)

employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. As of December 31, 2023, there were 21,061 stock options outstanding from the 2011 Plan which expire in May 2028.

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The Company adopted the 2006 Plan as incentive to key employees, directors, and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. The 2006 Plan expired in 2016 and no additional stock options may be granted. As of December 31, 2023, there were 20,243 stock options outstanding from the 2006 Plan which expire in November 2024.

The cumulative status at December 31, 2023 and 2022 of options granted and outstanding, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2022	41,304	$1.05
Outstanding at December 31, 2022	41,304	$1.05
Outstanding at December 31, 2023	41,304	$1.05
Options exercisable at December 31, 2022	34,361	$1.01
Options exercisable at December 31, 2023	41,304	$1.05

Information related to the weighted average fair value of nonvested stock options for the year ended December 31, 2023, is as follows:

		Weighted
		Average
		Exercise
	Stock Options	Price
Employee Stock Options
Nonvested options at January 1, 2023	6,943	$1.25
Vested	(6,943)	1.25
Nonvested options at December 31, 2023	—	$—

Exercise prices for options outstanding ranged from $0.84 to $1.25 and the weighted average option price was $1.05 at December 31, 2023, and 2022, respectively. The weighted average remaining contractual life was 2.6 years and 3.6 years at December 31, 2023, and 2022, respectively.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10.               Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2023	2022
Deferred tax assets (liabilities)
NOL carryforwards	$—	$8,917
General business credits carryforwards	—	388,776
Stock based compensation	164,962	155,707
Allowance for doubtful accounts	3,162	3,162
Reserve for obsolete inventories	1,584	2,199
Allowance for credit losses	2,108	—
R&E Section 174 expense capitalization	148,859	—
Reserve for asset retirement	20,251	18,797
Property and equipment	(410,772)	(426,394)
Total	$(69,846)	$151,164

No valuation allowance was recorded against the realizability of the net deferred tax asset of $151,164 at December 31, 2022.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2022, management determined that there was sufficient positive evidence to conclude that it was more likely than not that deferred taxes of $151,164 were realizable in part because we achieved six consecutive years of pretax income, expected profits to continue for the foreseeable future and implemented new efficiencies in the Company's manufacturing process. Accordingly, we determined that no valuation allowance was necessary at December 31, 2022.

The Company had net operating loss carryforwards available for federal and state tax purposes of approximately $42,000 at December 31, 2022.

For the years ended December 31, 2023, and 2022, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2023	2022
Federal statutory rate	21.0%	21.0%
State/city tax	2.1	1.2
Non-deductible expense	0.0	0.2
Other adjustments	(2.0)	(0.7)
Effective rate	21.1%	21.7%

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10.               Income Taxes (continued)

Components of the income tax provision are as follows:

	2023	2022
Current:
Federal	$306,595	$—
State and local	59,105	29,739
Total current	365,700	29,739
Deferred:
Federal	$212,900	$493,843
State and local	8,110	18,813
Total deferred	221,010	512,656
Total	$586,710	$542,395

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

The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2023 and 2022. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2020 through 2023 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

●	The fair values of cash and cash equivalents, trade receivables, accounts payable, short-term notes payable and finance lease obligations and current maturities of long-term notes payable and finance lease obligations: Amounts are reported at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments.
●	Long-term note payable and finance lease obligations: Amounts reported in the balance sheet approximate fair value as the interest rates on the obligations were 4.2%, which approximates current fair market rates.

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2022	$82,268

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	6,900
Balance at December 31, 2022	$89,168

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	6,900
Balance at December 31, 2023	$96,068