Form 10-Q
period 2024-03-31
SCI Engineered Materials, Inc.
filed 2024-05-03
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

4,538,916 shares of Common Stock, without par value, were outstanding at May 2, 2024.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	3

	Statements of Income for the Three Months Ended March 31, 2024 and 2023 (unaudited)	5

	Statements of Shareholders’ Equity for the Three Months Ended March 31, 2024 and 2023 (unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	20

Signatures		21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2024	2023
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$5,465,327	$5,673,994
Investments - marketable securities, short term	500,000	1,000,000
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	1,067,636	854,501
Tax - Employee Retention Credit	40,539	40,539
Other	27,372	15,607
Inventories, net	3,685,041	4,654,398
Prepaid purchase orders	17,834	1,123,980
Prepaid expenses	151,455	214,458
Total current assets	10,955,204	13,577,477

Property and Equipment, at cost
Machinery and equipment	8,756,930	8,677,446
Furniture and fixtures	140,576	129,476
Leasehold improvements	744,297	744,297
Construction in progress	101,039	52,097
	9,742,842	9,603,316
Less accumulated depreciation and amortization	(7,446,121)	(7,359,310)
Property and equipment, net	2,296,721	2,244,006

Other Assets
Investments, net - marketable securities, long term	1,508,478	994,478
Right of use asset, net	567,329	592,170
Other assets	77,056	78,289
Total other assets	2,152,863	1,664,937

TOTAL ASSETS	$15,404,788	$17,486,420

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2024	2023
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$28,710	$49,149
Operating lease obligations, current portion	104,690	111,193
Accounts payable	351,945	385,489
Customer deposits	2,428,497	4,871,035
Accrued compensation	168,181	406,971
Accrued expenses and other	136,323	120,624
Total current liabilities	3,218,346	5,944,461

Deferred tax liability	146,391	69,846
Operating lease obligations, net of current portion	470,714	492,080
Total liabilities	3,835,451	6,506,387

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,538,916 and 4,530,207 shares issued and outstanding, respectively	10,706,323	10,662,343
Additional paid-in capital	2,233,384	2,233,384
Accumulated deficit	(1,370,370)	(1,915,694)
Total shareholders' equity	11,569,337	10,980,033

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,404,788	$17,486,420

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Revenue	$8,403,095	$5,797,147

Cost of revenue	6,987,979	4,472,550

Gross profit	1,415,116	1,324,597

General and administrative expense	482,261	432,413

Research and development expense	185,235	135,360

Marketing and sales expense	129,352	109,571

Income from operations	618,268	647,253

Interest income, net	87,056	48,977

Income before provision for income taxes	705,324	696,230

Income tax expense	160,000	158,210

NET INCOME	$545,324	$538,020

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.12	$0.12
Diluted	$0.12	$0.12

Weighted average shares outstanding
Basic	4,534,801	4,525,103
Diluted	4,567,707	4,555,409

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

Balance 12/31/2023	$10,662,343	$2,233,384	$(1,915,694)	$10,980,033

Common stock issued (Note 5)	43,980	—	—	43,980

Net income	—	—	545,324	545,324

Balance 3/31/2024	$10,706,323	$2,233,384	$(1,370,370)	$11,569,337

Balance 12/31/2022	$10,618,435	$2,231,807	$(4,104,593)	$8,745,649

Adoption of ASU 2016-13 (Note 3)	—	—	(5,000)	(5,000)

Stock based compensation expense (Note 5)	—	1,182	—	1,182

Common stock issued (Note 5)	43,908	—	—	43,908

Net income	—	—	538,020	538,020

Balance 3/31/2023	$10,662,343	$2,232,989	$(3,571,573)	$9,323,759

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$545,324	$538,020
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and accretion	125,544	114,487
Amortization of patents	1,233	1,104
Stock based compensation	43,980	45,090
Gain on disposal of equipment	—	(9,142)
Deferred taxes	76,545	116,933
Inventory reserve	510	954
Changes in operating assets and liabilities:
Accounts receivable	(224,900)	7,222
Inventories	968,847	(442,168)
Prepaid purchase orders	1,106,146	(236,320)
Prepaid expenses	63,003	36,227
Other assets	(14,000)	—
Accounts payable	(33,544)	(198,002)
Operating lease assets and liabilities, net	(3,028)	(2,510)
Customer deposits	(2,442,538)	823,495
Accrued liabilities	(224,816)	(75,626)
Net cash (used in) provided by operating activities	(11,694)	719,764

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	16,000
Purchases of marketable securities	(500,000)	—
Proceeds from maturities of marketable securities	500,000	—
Purchases of property and equipment	(176,534)	(163,721)
Net cash used in investing activities	(176,534)	(147,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations	(20,439)	(24,840)
Net cash used in financing activities	(20,439)	(24,840)

NET (DECREASE) INCREASE IN CASH	$(208,667)	$547,203

CASH - Beginning of year	5,673,994	3,947,966

CASH - End of period	$5,465,327	$4,495,169

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$447	$1,486

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	1,725	1,725

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI,” “we” or the “Company”), an Ohio corporation, was incorporated in 1987. The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) thin film applications. The Company is focused on markets within the photonics industry including Aerospace, Automotive, Defense, Glass, Optical Coatings and Solar, and substantially all revenues are generated from customers with multi-national operations. The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2023. Interim results are not necessarily indicative of results for the full year.

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

Revenue from the photonics industry exceeded 99% of total revenue during the three months ended March 31, 2024 and 2023. The top two customers represented 92% and 86% of total revenue for the three months ended March 31, 2024 and 2023, respectively, and international shipments were 1% of total revenue for the first three months 2024 and 2023.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.  Summary of Significant Accounting Policies (continued)

Employee Retention Credit (ERC) - The Company qualified for federal government assistance through Employee Retention Credit provisions of the Consolidated Appropriations Act of 2021 during 2021 and 2020. The purpose of the Employee Retention Credit was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. These funds were recorded in the Statements of Income as an offset to payroll costs in their respective expense lines and as a tax receivable on the balance sheets.  A balance of $40,539 appears as a tax receivable on the balance sheets at March 31, 2024 and December 31, 2023. The Company expects to receive the full ERC balance.

Note 3.  Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses – Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts receivable and held-to-maturity marketable securities, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 became effective for us in the first quarter of 2023. The adoption of ASU No. 2016-13 resulted in a cumulative effect of $5,000 and was reflected in the accompanying Statement of Shareholders’ Equity in the first quarter of 2023.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.   Investments

Money market funds – where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. The Company invested in a money market fund which had a fair value of $3,075,132 and $3,035,547 at March 31, 2024 and December 31, 2023, respectively. This is valued at original cost plus interest and is included in Cash and cash equivalents on the balance sheet.

As of March 31, 2024 and December 31, 2023, the Company held investments in corporate bonds rated A- or higher, and U.S. government securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds and government securities are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At March 31, 2024, the length of time until maturity of the bonds currently owned ranged from 2 to 32 months. The amortized cost, allowance for credit losses, fair value, and the related unrecognized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
March 31, 2024
Corporate bonds	$1,500,000	$(1,751)	$—	$1,498,249
U.S. government treasuries	509,478	(2,052)	—	507,426
Total investments	$2,009,478	$(3,803)	$—	$2,005,675

Allowance for credit losses	(1,000)
Total investments, net	$2,008,478

December 31, 2023
Corporate bonds	$1,500,000	$(9,078)	$—	$1,490,922
U.S. government treasuries	509,478	(1,786)	—	507,692
Total investments	$2,009,478	$(10,864)	$—	$1,998,614

Allowance for credit losses	(15,000)
Total investments, net	$1,994,478

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments. The Company monitors the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and updates them on a quarterly basis with the latest assessment completed on March 31, 2024. Our allowance for credit losses was $1,000 at March 31, 2024.

Note 5.  Common Stock and Stock Options

Stock based compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Noncash stock-based compensation expense was $43,980 and $45,090 for the three months ended March 31, 2024 and 2023, respectively.

Employees received compensation of 8,709 and 10,683 aggregate shares of common stock of the Company during the three months ended March 31, 2024 and 2023, respectively. These shares had an aggregate value of $43,980 and $43,908 at March 31, 2024 and 2023, respectively, and were recorded as non-cash stock compensation expense in the financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at March 31, 2024, and December 31, 2023, as well as any options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2023	41,304	$1.05
Outstanding at December 31, 2023	41,304	$1.05
Outstanding at March 31, 2024	41,304	$1.05
Options exercisable at December 31, 2023	41,304	$1.05
Options exercisable at March 31, 2024	41,304	$1.05

Exercise prices for options ranged from $0.84 to $1.25 at March 31, 2024. The weighted average option price for all options outstanding at March 31, 2024, was $1.05 with a weighted average remaining contractual life of 2.4 years.

Note 6.  Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$2,618,331	$3,222,642
Work-in-process	828,402	1,240,067
Finished goods	246,330	199,201
	3,693,063	4,661,910
Inventory reserve	(8,022)	(7,512)
	$3,685,041	$4,654,398

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

	Three months ended March 31,
	2024	2023
Net income	$545,324	$538,020

Weighted average common shares outstanding - basic	4,534,801	4,525,103

Effect of dilution - stock options	32,906	30,306
Weighted average shares outstanding - diluted	4,567,707	4,555,409

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.  Line of Credit

The Company renewed its line of credit with Fifth Third Bank for $1 million during 2023 that has a maturity date of August 29, 2024. The line of credit bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. No amounts were drawn on this line of credit as of March 31, 2024.

Note 9.  Income Taxes

The provision for income taxes for the three months ended March 31, 2024 and 2023 is based on our projected annual effective tax rate, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The effective tax rate for the first three months of 2024 and  2023 was 22.7%. The difference between the effective tax rate and the marginal rate is primarily due to the effect of state and local taxes.

Following is the income tax expense for the three months ended March 31:

	Three months ended March 31,
	2024	2023
Federal	$148,000	$146,374
State and local	12,000	11,836
	$160,000	$158,210

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Accordingly, management determined that no valuation allowance was necessary at March 31, 2024. The deferred tax  liability was $146,391 at March 31, 2024 and $69,846 at December 31, 2023.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the expiration date and renewal negotiations are expected to commence in the second quarter of 2024. The Company determined that it was reasonably certain to renew its operating lease. There are no restrictions or covenants associated with the lease. The lease costs were approximately $29,200 and $28,600 during the three months ended March 31, 2024 and 2023, respectively.  Additionally, the variable lease costs were approximately $15,600 and $23,200 during the three months ended March 31, 2024 and 2023, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of March 31, 2024:

2024	$87,623
2025	116,829
2026	116,829
2027	116,829
2028 and beyond	223,923
Total minimum lease payments	662,033
Less debt discount	86,629
Total operating lease obligations	$575,404

	2024		2023
Operating cash outflows from operating leases - year-to-date	$27,869		$25,788
Weighted average remaining lease term – operating leases	5.7	years	1.7	years
Weighted average discount rate – operating leases	5.5%		5.5%

Note 11. Finance Lease

The Company leases certain equipment under a finance lease. Future minimum lease payments, by year, with the present value of such payments, as of March 31, 2024, are shown in the following table.

Total minimum lease payments - 2024	$28,973
Less amount representing interest	263
Present value of minimum lease payments	28,710
Less current portion	28,710
Finance lease obligations, net of current portion	$—

Remaining lease term – finance lease	0.4	years
Discount rate – finance lease	4.23%

The equipment under finance lease at March 31, 2024, and December 31, 2023, is included in the accompanying balance sheets as follows:

	March 31, 2024	December 31, 2023
Machinery and equipment	$306,973	$306,973
Less accumulated depreciation and amortization	115,115	107,440
Net book value	$191,858	$199,533

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Finance Lease (continued)

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense. Finance lease costs totaled $20,439 and $24,840 for the three months ended March 31, 2024 and 2023, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2023.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Executive Summary

For the three months ended March 31, 2024, we had record total revenue of $8,403,095 compared to $5,797,147 for the three months ended March 31, 2023. The combination of higher volume and increased raw material costs were key factors that contributed to the increase.

Gross profit was $1,415,116 for the three months ended March 31, 2024 compared to $1,324,597 for the same three months in 2023.

Operating expenses were $796,848 and $677,344 for the three months ended March 31, 2024 and March 31, 2023, respectively.

Income from operations was $618,268 and $647,253 for the three months ended March 31, 2024 and 2023, respectively.

Consistent with our growth strategy, we have identified niche markets that can benefit from our expertise in custom powder solutions, such as near-infrared doped phosphors and near infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

New initiatives are also being pursued that utilize our vacuum hot presses, cold isostatic press, and kilns for increased production and development projects, including diffusion bonding. During the second half of 2023, we began to manufacture and sell conductive metal oxides for direct current sputtering of Tungsten Oxide and Molybdenum Oxide materials. We continue to invest in developing new products for all our markets including specialty bonding processes for Aerospace customers. Those products involve research and development expense to accelerate time to market.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2024 (unaudited) compared to three months ended March 31, 2023 (unaudited):

Revenue

For the three months ended March 31, 2024, we had record total revenue of $8,403,095. This was an increase of $2,605,948, compared to the three months ended March 31, 2023. The combination of higher volume and increased raw material costs were key factors that contributed to the increase.

Gross profit

Gross profit was $1,415,116 for the three months ended March 31, 2024, compared to $1,324,597 for the same three months in 2023, an increase of $90,519. This increase was due to higher revenue. Gross profit as a percentage of revenue (gross margin) was 16.8% for the first quarter of 2024 compared to 22.8% for the first quarter of 2023. Gross margin was particularly impacted by higher raw material costs.

General and administrative expense

General and administrative expense for the three months ended March 31, 2024 and 2023, was $482,261, and $432,413, respectively, an increase of 11.5%. The increase can be attributed to higher compensation and benefits of $41,069, and outside Information Technology consulting services of $8,580.

Research and development expense

Research and development expense for the three months ended March 31, 2024, was $185,235, compared to $135,360 for the same period in 2023, an increase of 36.8%. This was due to an increase in ongoing research materials and supplies of $53,695, and higher compensation and benefits of $15,152 which included increased staff, partially offset by lower outside consulting expense of $17,929. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $129,352, and $109,571 for the three months ended March 31, 2024, and 2023, respectively. This was an increase of 18.1%. Compensation and benefits expense increased $19,396 during the three months ended March 31, 2024 compared to the same period in 2023, due to increased staff.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Stock compensation expense

Included in total expenses were noncash stock-based compensation costs of $43,980 and $45,090 for the three months ended March 31, 2024 and 2023, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. There was no unrecognized non-cash stock-based compensation expense at March 31, 2024.

Interest

Interest income, net was $87,056, and $48,977 for the three months ended March 31, 2024 and  2023, respectively. The increase was primarily due to higher cash and approximately $2.0 million of investments in marketable securities which benefited from an overall increase in interest rates. Interest expense related to finance lease obligations was $447 and $1,486 for the three months ended March 31, 2024, and 2023, respectively.

Income taxes

Income tax expense was $160,000, and $158,210 for the three months ended March 31, 2024, and 2023, respectively. The effective tax rate was 22.7% for the three months ended March 31, 2024 and 2023. The deferred tax asset was $0, and the deferred tax liability was $146,391 at March 31, 2024. The deferred tax asset was $0, and the deferred tax liability was $69,846  at December 31, 2023.

Net income

Net income for the three months ended March 31, 2024, and 2023, was $545,324, and $538,020, respectively. Higher gross profit and interest income was offset by an increase in operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents

As of March 31, 2024, cash on hand was $5,465,327 compared to $5,673,994 at December 31, 2023. The slight decrease was primarily due to the investment of $176,534 of production equipment.

Working capital

At March 31, 2024, working capital was $7,736,858 compared to $7,633,016 at December 31, 2023, an increase of $103,842, or 1.4%. Cash decreased $208,667, accounts receivable-trade increased $213,135, inventories decreased $969,357, prepaid purchase orders decreased $1,106,146 and customer deposits decreased $2,442,538.

Cash from operations

Net cash used in operating activities during the three months ended March 31, 2024, was $11,694 and net cash provided by operating activities was $719,764 for the three months ended March 31, 2023. In addition to the net income generated in each period, this included depreciation and amortization of $126,777, and $115,591, and noncash stock-based compensation costs of $43,980 and $45,090 for the three months ended March 31, 2024, and 2023, respectively. The changes in inventories, accounts receivable, prepaid purchase orders and customer deposits compared to December 31, 2023, were related to the increase in shipments and orders received during the first three months of 2024. Orders remain strong as customers continue to monitor inventory very closely with continued emphasis on intra-quarter shipments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from investing activities

Cash of $176,534, was used in investing activities during the three months ended March 31, 2024, for the acquisition of production equipment. Cash of $147,721 was used in investing activities during the three months ended March 31, 2023, for the purchase of production equipment, including the initial stages of the enclosure of our ceramic machining area which was completed during the second quarter of 2023. Also, investments in marketable securities continue based on free cash flow and a desire to earn higher returns.

Cash from financing activities

Cash of $20,439 and $24,840 was used in financing activities for principal payments to third parties for finance lease obligations during the three months ended March 31, 2024, and 2023, respectively.

Debt outstanding

Total debt outstanding of $28,710 was related to a current finance lease obligation at March 31, 2024, which is anticipated to be repaid in the second half of 2024. This is a decrease of 41.6% from total debt outstanding of $49,149 at December 31, 2023.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts and current expected credit losses, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. The tax valuation allowance is based on our consideration of new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. If we were to determine to not be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2024, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	*	Press Release dated May 3, 2024 entitled “SCI Engineered Materials, Inc., Reports 2024 First Quarter Results.”

101	*

The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2024 and December 31, 2023, (ii) Statements of Income for the three months ended March 2024 and 2023, (iii)  Statement of Changes in Equity for the three months ended March 31, 2024 and 2023, (iv) Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (v) Notes to Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 3, 2024	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President, and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)