Form 10-Q
period 2024-06-30
SCI Engineered Materials, Inc.
filed 2024-08-02
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

4,568,127 shares of Common Stock, without par value, were outstanding at August 1, 2024.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	3

	Statements of Income for the Three and Six Months Ended June 30, 2024 and 2023 (unaudited)	5

	Statements of Shareholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023 (unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	19

Signatures		20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2024	2023
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$6,192,476	$5,673,994
Investments - marketable securities, short term	509,478	1,000,000
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	1,178,069	854,501
Tax - Employee Retention Credit	40,539	40,539
Other	23,217	15,607
Inventories, net	2,456,169	4,654,398
Prepaid purchase orders	5,408	1,123,980
Prepaid expenses	132,613	214,458
Total current assets	10,537,969	13,577,477

Property and Equipment, at cost
Machinery and equipment	8,785,088	8,677,446
Furniture and fixtures	140,576	129,476
Leasehold improvements	744,297	744,297
Construction in progress	183,100	52,097
	9,853,061	9,603,316
Less accumulated depreciation and amortization	(7,570,941)	(7,359,310)
Property and equipment, net	2,282,120	2,244,006

Other Assets
Investments, net - marketable securities, long term	1,499,000	994,478
Right of use asset, net	542,087	592,170
Other assets	75,822	78,289
Total other assets	2,116,909	1,664,937

TOTAL ASSETS	$14,936,998	$17,486,420

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2024	2023
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$8,054	$49,149
Operating lease obligations, current portion	98,140	111,193
Accounts payable	828,863	385,489
Customer deposits	949,218	4,871,035
Accrued compensation	272,268	406,971
Accrued expenses and other	149,433	120,624
Total current liabilities	2,305,976	5,944,461

Deferred tax liability	86,185	69,846
Operating lease obligations, net of current portion	448,994	492,080
Total liabilities	2,841,155	6,506,387

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,542,307 and 4,530,207 shares issued and outstanding, respectively	10,706,323	10,662,343
Additional paid-in capital	2,233,384	2,233,384
Accumulated deficit	(843,864)	(1,915,694)
Total shareholders' equity	12,095,843	10,980,033

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,936,998	$17,486,420

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$5,532,710	$7,457,690	$13,935,805	$13,254,837

Cost of revenue	4,153,771	6,204,080	11,141,750	10,676,630

Gross profit	1,378,939	1,253,610	2,794,055	2,578,207

General and administrative expense	467,573	419,083	949,834	851,496

Research and development expense	174,630	115,493	359,865	250,853

Marketing and sales expense	151,538	127,243	280,890	236,814

Income from operations	585,198	591,791	1,203,466	1,239,044

Interest income, net	96,461	63,914	183,517	112,891

Income before provision for income taxes	681,659	655,705	1,386,983	1,351,935

Income tax expense	155,153	144,346	315,153	302,556

NET INCOME	$526,506	$511,359	$1,071,830	$1,049,379

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.12	$0.11	$0.24	$0.23
Diluted	$0.12	$0.11	$0.23	$0.23

Weighted average shares outstanding
Basic	4,539,549	4,530,207	4,537,175	4,527,669
Diluted	4,569,288	4,560,315	4,566,831	4,557,863

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
Balance 12/31/2023	$10,662,343	$2,233,384	$(1,915,694)	$10,980,033

Common stock issued (Note 5)	43,980	—	—	43,980

Net income	—	—	545,324	545,324

Balance 3/31/2024	$10,706,323	$2,233,384	$(1,370,370)	$11,569,337

Net income	—	—	526,506	526,506

Balance 6/30/2024	$10,706,323	$2,233,384	$(843,864)	$12,095,843

Balance 12/31/2022	$10,618,435	$2,231,807	$(4,104,593)	$8,745,649

Adoption of ASU 2016-13 (Note 3)	—	—	(5,000)	(5,000)

Stock based compensation expense (Note 5)	—	1,182	—	1,182

Common stock issued (Note 5)	43,908	—	—	43,908

Net income	—	—	538,020	538,020

Balance 3/31/2023	$10,662,343	$2,232,989	$(3,571,573)	$9,323,759

Stock based compensation expense (Note 5)	—	395	—	395

Net income	—	—	511,359	511,359

Balance 6/30/2023	$10,662,343	$2,233,384	$(3,060,214)	$9,835,513

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,071,830	$1,049,379
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and accretion	253,262	227,799
Amortization of patents	2,466	2,207
Stock based compensation	43,980	45,485
Gain on disposal of equipment	—	(9,142)
Deferred taxes	16,339	224,992
Inventory reserve	1,020	2,472
Changes in operating assets and liabilities:
Accounts receivable	(331,179)	(195,085)
Inventories	2,197,209	477,980
Prepaid purchase orders	1,118,572	(37,362)
Prepaid expenses	81,845	26,044
Other assets	(14,000)	579
Accounts payable	443,374	18,166
Operating lease assets and liabilities, net	(6,056)	(5,019)
Customer deposits	(3,921,817)	(358,729)
Accrued liabilities	(109,342)	(40,933)
Net cash provided by operating activities	847,503	1,428,833

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	16,000
Purchases of marketable securities	(1,000,000)	(509,478)
Proceeds from maturities of marketable securities	1,000,000	489,265
Purchases of property and equipment	(287,926)	(214,522)
Net cash used in investing activities	(287,926)	(218,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations	(41,095)	(49,951)
Net cash used in financing activities	(41,095)	(49,951)

NET INCREASE IN CASH	$518,482	$1,160,147

CASH - Beginning of year	5,673,994	3,947,966

CASH - End of period	$6,192,476	$5,108,113

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$678	$2,699
Income taxes	220,869	82,368

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	3,450	3,450

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

Revenue Recognition - The Company enters into contracts with its customers that generally represent purchase orders specifying general terms and conditions, order quantities and per unit product prices. The Company has determined that each unit of product purchased represents a separate performance obligation. The Company satisfies its performance obligations and recognizes revenue at a point in time when control of a unit of product is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. For the majority of product sales, transfer of control occurs when the products are shipped from the Company’s manufacturing facility to the customer. The cost of delivering products to the Company’s customers is recorded as a component of the cost of products sold. Those costs may include the amounts paid to a third party to deliver the products. Any freight costs billed to and paid by a customer are included in revenue.

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

Revenue from the photonics industry exceeded 99% of total revenue during the six months ended June 30, 2024 and 2023. The top two customers represented 89% and 88% of total revenue for the six months ended June 30, 2024 and 2023, respectively, and international shipments were 2% and 1% of total revenue for the first six months of 2024 and 2023, respectively.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.  Summary of Significant Accounting Policies (continued)

Employee Retention Credit (ERC) - The Company qualified for federal government assistance through Employee Retention Credit provisions of the Consolidated Appropriations Act of 2021 during 2021 and 2020. The purpose of the Employee Retention Credit was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. These funds were recorded in the Statements of Income as an offset to payroll costs in their respective expense lines and as a tax receivable on the balance sheets.  A balance of $40,539 appears as a tax receivable on the balance sheets at June 30, 2024 and December 31, 2023. The Company expects to receive the full ERC balance.

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

Note 4.  Investments

Money market funds – where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. The Company invested in a money market fund which had a fair value of $3,115,202 and $3,035,547 at June 30, 2024 and December 31, 2023, respectively. This is valued at original cost plus interest and is included in Cash and cash equivalents on the balance sheet.

As of June 30, 2024 and December 31, 2023, the Company held investments in corporate bonds rated A- or higher, and U.S. government securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds and government securities are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At June 30, 2024, the length of time until maturity of the bonds currently owned ranged from 11 to 35 months. The amortized cost, allowance for credit losses, fair value, and the related unrecognized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
June 30, 2024
Corporate bonds	$1,500,000	$(10,640)	$—	$1,489,360
U.S. government treasuries	509,478	(231)	—	509,247
Total investments	$2,009,478	$(10,871)	$—	$1,998,607

Allowance for credit losses	(1,000)
Total investments, net	$2,008,478

December 31, 2023
Corporate bonds	$1,500,000	$(9,078)	$—	$1,490,922
U.S. government treasuries	509,478	(1,786)	—	507,692
Total investments	$2,009,478	$(10,864)	$—	$1,998,614

Allowance for credit losses	(15,000)
Total investments, net	$1,994,478

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.  Investments (continued)

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The Company monitors the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and updates them on a quarterly basis with the latest assessment completed on June 30, 2024. Our allowance for credit losses was $1,000 and $15,000 at June 30, 2024 and December 31, 2023, respectively. Expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments.

Note 5.  Common Stock and Stock Options

Stock based compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Noncash stock-based compensation expense was $43,980 and $45,485 for the six months ended June 30, 2024 and 2023, respectively.

Employees received compensation of 8,709 and 10,683 aggregate shares of common stock of the Company during the six months ended June 30, 2024 and 2023, respectively. These shares had an aggregate value of $43,980 and $43,908 and were recorded as non-cash stock compensation expense in the financial statements for the six months ended June 30, 2024 and 2023, respectively,

The cumulative status of options granted and outstanding at June 30, 2024, and December 31, 2023, as well as any options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2023	41,304	$1.05
Outstanding at December 31, 2023	41,304	$1.05
Exercised	(4,401)	1.25
Outstanding at June 30, 2024	36,903	$1.03
Options exercisable at December 31, 2023	41,304	$1.05
Options exercisable at June 30, 2024	36,903	$1.03

Exercise prices for options ranged from $0.84 to $1.25 at June 30, 2024. The weighted average option price for all options outstanding at June 30, 2024, was $1.03 with a weighted average remaining contractual life of 1.9 years.

Note 6.  Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$1,651,737	$3,222,642
Work-in-process	624,421	1,240,067
Finished goods	188,543	199,201
	2,464,701	4,661,910
Inventory reserve	(8,532)	(7,512)
	$2,456,169	$4,654,398

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$526,506	$511,359	$1,071,830	$1,049,379

Weighted average common shares outstanding - basic	4,539,549	4,530,207	4,537,175	4,527,669

Effect of dilution - stock options	29,739	30,108	29,656	30,194
Weighted average shares outstanding - diluted	4,569,288	4,560,315	4,566,831	4,557,863

Note 8.  Line of Credit

The Company has a line of credit with Fifth Third Bank for $1 million that is anticipated to be renewed prior to the maturity date of August 29, 2024. The line of credit bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. No amounts were drawn on this line of credit as of June 30, 2024.

Note 9.  Income Taxes

The provision for income taxes for the three and six months ended June 30, 2024 and 2023 is based on our projected annual effective tax rate, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The effective tax rate was 22.8% and 22.0% for the three months ended June 30, 2024 and 2023, respectively, and was 22.7% and 22.4% for the six months ended June 30, 2024 and 2023, respectively. The difference between the effective tax rate and the marginal rate is primarily due to the effect of state and local taxes.

Following is the income tax expense for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Federal	$143,574	$137,360	$291,574	$283,734
State and local	11,579	6,986	23,579	18,822
	$155,153	$144,346	$315,153	$302,556

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Accordingly, management determined that no valuation allowance was necessary at June 30, 2024. The deferred tax liability was $86,185 at June 30, 2024 and $69,846 at December 31, 2023.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. The Company has the option to extend the lease period for an additional five years beyond the expiration date and renewal negotiations began during the second quarter of 2024. The Company has determined that it was reasonably certain it will renew its operating lease. There are no restrictions or covenants associated with the lease. The lease costs were approximately $29,200 and $28,600 for the three months ended June 30, 2024 and 2023, respectively, and $58,400 and $57,300 during the six months ended June 30, 2024 and 2023, respectively. Additionally, the variable lease costs were approximately $23,000 and $10,300 for the three months ended June 30, 2024 and 2023, respectively, and $38,500 and $33,500 during the six months ended June 30, 2024 and 2023, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of June 30, 2024:

2024	$58,416
2025	116,829
2026	116,829
2027	116,829
2028 and beyond	223,923
Total minimum lease payments	632,826
Less debt discount	85,692
Total operating lease obligations	$547,134

	2024		2023
Operating cash outflows from operating leases - year-to-date	$56,139		$51,969
Weighted average remaining lease term – operating leases	5.4	years	1.4	years
Weighted average discount rate – operating leases	5.5%		5.5%

Note 11. Finance Lease

The Company leases certain equipment under a finance lease. Future minimum lease payments, by year, with the present value of such payments, as of June 30, 2024, are shown in the following table.

Total minimum lease payments - 2024	$8,086
Less amount representing interest	32
Present value of minimum lease payments	8,054
Less current portion	8,054
Finance lease obligations, net of current portion	$—

Remaining lease term – finance lease	0.2	years
Discount rate – finance lease	4.23%

The equipment under finance lease at June 30, 2024, and December 31, 2023, is included in the accompanying balance sheets as follows:

	June 30, 2024	December 31, 2023
Machinery and equipment	$306,973	$306,973
Less accumulated depreciation and amortization	122,789	107,440
Net book value	$184,184	$199,533

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Finance Lease (continued)

These assets are amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense. Finance lease costs totaled $20,656 and $25,112 for the three months ended June 30, 2024 and 2023, respectively, and $41,095 and $49,951 for the six months ended June 30, 2024 and 2023, respectively.

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

Note 12. Subsequent Event

During July of 2024, 30,958 stock options were exercised by employees via cashless exercise. 10,715 options were exercised at $1.25 per share and 20,243 options were exercised at $0.84 per share.

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

Executive Summary

For the three months ended June 30, 2024, we had total revenue of $5,532,710 compared to $7,457,690 for the three months ended June 30, 2023. Lower raw material costs and product mix were the key factors that contributed to the decrease. For the six months ended June 30, 2024, we had record total revenue of $13,935,805 compared to $13,254,837 for the six months ended June 30, 2023. Volume and pricing were similar during the first six months each year.

Gross profit was $1,378,939 for the three months ended June 30, 2024 compared to $1,253,610 for the same three months in 2023. Product mix was the key factor in the increased gross profit despite lower revenue. Gross profit was $2,794,055 for the six months ended June 30, 2024 compared to $2,578,207 for the same six months in 2023.

Operating expenses were $793,741 and $661,819 for the three months ended June 30, 2024 and 30, 2023, respectively and $1,590,589 and $1,339,163 for the six months ended June 30, 2024 and 30, 2023, respectively.

Income from operations was $585,198 and $591,791 for the three months ended June 30, 2024 and 2023, respectively. Income from operations was $1,203,466 and $1,239,044 for the six months ended June 30, 2024 and 2023, respectively.

Consistent with our growth strategy, we have identified niche markets that can benefit from our expertise in custom powder solutions, such as near-infrared doped phosphors and near infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders. On June 4, 2024, we announced a five-year manufacturing agreement with Battle Sight Technologies to produce ColdFIRE® powder for defense applications.

New initiatives are also being pursued that utilize our vacuum hot presses, cold isostatic press, and kilns for increased production and development projects, including diffusion bonding. We continue to invest in developing new products for all our markets including specialty bonding processes for Aerospace customers and innovative applications for Architectural Glass and Thin Film Solar customers. Those products involve research and development expense to accelerate time to market.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Several issues continue to affect national and global market conditions. First, inflation continues to impact labor, raw material costs and transportation expenses. We seek to pass these increases on to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Second, supply chain disruptions continue to impact customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding sourcing of raw materials or product shipments; however, timely deliveries and sourcing of certain materials is of increased concern. Third, increased political uncertainties continue to affect global markets. Although we currently have no customers or suppliers in Russia, Ukraine, or the Middle East, we continue to monitor the situations as some raw material comes from Russia for the PVD industry. We are actively maintaining contact with our suppliers and customers, identifying additional suppliers, and adapting to our customers’ specific circumstances and forecasts.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2024 (unaudited) compared to three and six months ended June 30, 2023 (unaudited):

Revenue

For the three months ended June 30, 2024, we had  total revenue of $5,532,710 compared to $7,457,690 for the three months ended June 30, 2023. Lower raw material costs and product mix were the key factors that contributed to the decrease. For the six months ended June 30, 2024, we had record total revenue of $13,935,805 compared to $13,254,837 for the six months ended June 30, 2023. Volume and pricing were similar during the first six months each year.

Gross profit

Gross profit was $1,378,939 for the three months ended June 30, 2024 compared to $1,253,610 for the same three months in 2023. Product mix was the key factor in the increased gross profit despite lower revenue. Gross profit as a percentage of revenue (gross margin) was 24.9% for the second quarter of 2024 compared to 16.8% for the second quarter of 2023. The increase in gross margin benefited from lower material costs. Gross profit was $2,794,055 for the six months ended June 30, 2024 compared to $2,578,207 for the same six months in 2023 and gross margin was 20.0% and 19.5% for the first six months of 2024 and 2023, respectively.

General and administrative expense

General and administrative expense for the three months ended June 30, 2024 and 2023, was $467,573, and $419,083, respectively, an increase of 11.6%. The increase can be attributed to higher compensation and benefits of $40,789, and higher professional fees and Information Technology consulting services of $9,222.

General and administrative expense for the six months ended June 30, 2024 and 2023, was $949,834, and $851,496, respectively, an increase of 11.5%. The increase can be attributed to higher compensation and benefits of $81,858, and higher professional fees and Information Technology consulting services of $18,930.

Research and development expense

Research and development expense for the three months ended June 30, 2024, was $174,630, compared to $115,493 for the same period in 2023, an increase of 51.2%. This was due to an increase in ongoing research materials and supplies of $59,531, and higher compensation and benefits of $18,877 which included increased staff, partially offset by lower outside consulting expense of $16,269. Research and development expense for the six months ended June 30, 2024, was $359,865, compared to $250,853 for the same period in 2023, an increase of 43.5%. This was due to an increase in ongoing research materials and supplies of $113,226, and higher compensation and benefits of $35,206 which included increased staff, partially offset by lower outside consulting expense of $34,198. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing and sales expense

Marketing and sales expense was $151,538, and $127,243 for the three months ended June 30, 2024, and 2023, respectively. This was an increase of 19.1%. Compensation and benefits expense increased $22,096 during the three months ended June 30, 2024 compared to the same period in 2023, which included increased staff.  Marketing and sales expense was $280,890, and $236,814 for the six months ended June 30, 2024, and 2023, respectively. This was an increase of 18.6%. Compensation and benefits expense increased $41,492 during the six months ended June 30, 2024 compared to the same period in 2023, which included increased staff.

Stock compensation expense

Included in total expenses were noncash stock-based compensation costs of $0 and $395 for the three months ended June 30, 2024 and 2023, respectively and $43,980 and $45,485 for the six months ended June 30, 2024 and 2023, respectively.  Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. There was no unrecognized non-cash stock-based compensation expense at June 30, 2024.

Interest

Net interest income was $96,461, and $63,914 for the three months ended June 30, 2024 and 2023, respectively and $183,517, and $112,891 for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily due to higher cash and approximately $2.0 million investment in marketable securities which benefited from an overall increase in interest rates. Interest expense related to finance lease obligations was $231 and $1,214 for the three months ended June 30, 2024, and 2023, respectively and $678 and $2,699 for the six months ended June 30, 2024, and 2023, respectively.

Income taxes

Income tax expense was $155,153, and $144,346 for the three months ended June 30, 2024, and 2023, respectively. For the first six months of 2024 and 2023 income tax expense was $315,153 and $302,556, respectively. The effective tax rate was 22.8% and 22.0% for the three months ended June 30, 2024 and 2023, respectively and 22.7% and 22.4% for the six months ended June 30, 2024 and 2023, respectively. The deferred tax asset was $0, and the deferred tax liability was $86,185 at June 30, 2024. The deferred tax asset was $0, and the deferred tax liability was $69,846 at December 31, 2023.

Net income

Net income for the three months ended June 30, 2024, and 2023, was $526,506, and $511,359, respectively. For the six months ended June 30, 2024 we had record net income of $1,071,830, compared to $1,049,379 for the six months ended June 30, 2023. Higher gross profit and interest income was partially offset by an increase in operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents

As of June 30, 2024, cash and cash equivalents were $6,192,476 compared to $5,673,994 at December 31, 2023.

Working capital

At June 30, 2024, working capital was $8,231,993 compared to $7,633,016 at December 31, 2023, an increase of $598,977, or 7.8%. Cash increased $518,482, accounts receivable-trade increased $323,568, inventories decreased $2,198,229, prepaid purchase orders decreased $1,118,572 and customer deposits decreased $3,921,817. In addition, a short-term investment matured which was reinvested and appeared as long term on the balance sheet at June 30, 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from operations

Net cash provided by operating activities was $847,503 and $1,428,833 for the six months ended June 30, 2024, and 2023, respectively. In addition to the net income generated in each period, this included depreciation and amortization of $255,728, and $230,006, and noncash stock-based compensation costs of $43,980 and $45,485 for the six months ended June 30, 2024, and 2023, respectively. The changes in inventories, accounts receivable, prepaid purchase orders and customer deposits compared to December 31, 2023, were related to the increase in shipments and orders received during the first six months of 2024. Orders remain solid as customers continue to monitor inventory very closely with continued emphasis on intra-quarter shipments while also attempting to minimize their inventory at quarter end.

Cash from investing activities

Cash of $287,926, was used in investing activities during the six months ended June 30, 2024, for the acquisition of production equipment. Cash of $218,735 was used in investing activities during the six months ended June 30, 2023. Included was $214,522, which was used for the acquisition of production equipment as well as the enclosure of our ceramic machining area. Also, investments in marketable securities continue based on free cash flow and opportunities to earn higher returns.

Cash from financing activities

Cash of $41,095 and $49,951 was used in financing activities for principal payments to third parties for finance lease obligations during the six months ended June 30, 2024, and 2023, respectively.

Debt outstanding

Total debt outstanding of $8,054 was related to a current finance lease obligation at June 30, 2024, which is anticipated to be repaid in the second half of 2024. This is a decrease of 83.6% from total debt outstanding of $49,149 at December 31, 2023.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts and current expected credit losses, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected. The tax valuation allowance is based on our consideration of new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. If we were to determine not to be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended June 30, 2024, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	*	Press Release dated August 2, 2024 entitled “SCI Engineered Materials, Inc., Reports 2024 Second Quarter and Year-to-Date Results.”

101	*

The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2024 and December 31, 2023, (ii) Statements of Income for the three and six months ended June 2024 and 2023, (iii)  Statement of Changes in Equity for the three and six months ended June 30, 2024 and 2023, (iv) Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (v) Notes to Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: August 2, 2024	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President, and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)