Form 10-Q
period 2024-09-30
SCI Engineered Materials, Inc.
filed 2024-11-01
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

4,568,127 shares of Common Stock, without par value, were outstanding at November 1, 2024.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	3

	Statements of Income for the Three and Nine months ended September 30, 2024 and 2023 (unaudited)	5

	Statements of Shareholders’ Equity for the Three and Nine months ended September 30, 2024 and 2023 (unaudited)	6

	Statements of Cash Flows for the Nine months ended September 30, 2024 and 2023 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	21

Signatures		22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2024	2023
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$7,656,046	$5,673,994
Investments - marketable securities, short term	509,478	1,000,000
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	946,222	854,501
Tax - Employee Retention Credit	40,539	40,539
Other	28,919	15,607
Inventories, net	1,790,209	4,654,398
Prepaid purchase orders	490,858	1,123,980
Prepaid expenses	102,588	214,458
Total current assets	11,564,859	13,577,477

Property and Equipment, at cost
Machinery and equipment	8,758,325	8,677,446
Furniture and fixtures	153,957	129,476
Leasehold improvements	744,297	744,297
Construction in progress	161,809	52,097
	9,818,388	9,603,316
Less accumulated depreciation and amortization	(7,553,523)	(7,359,310)
Property and equipment, net	2,264,865	2,244,006

Other Assets
Investments, net - marketable securities, long term	1,499,000	994,478
Right of use asset, net	1,267,242	592,170
Other assets	67,627	78,289
Total other assets	2,833,869	1,664,937

TOTAL ASSETS	$16,663,593	$17,486,420

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2024	2023
	(UNAUDITED)
Current Liabilities
Finance lease obligations, current portion	$—	$49,149
Operating lease obligations, current portion	160,728	111,193
Accounts payable	540,794	385,489
Customer deposits	1,735,251	4,871,035
Accrued compensation	420,288	406,971
Accrued expenses and other	156,644	120,624
Total current liabilities	3,013,705	5,944,461

Deferred tax liability	84,934	69,846
Operating lease obligations, net of current portion	1,108,533	492,080
Total liabilities	4,207,172	6,506,387

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,568,127 and 4,530,207 shares issued and outstanding, respectively	10,706,323	10,662,343
Additional paid-in capital	2,233,384	2,233,384
Accumulated deficit	(483,286)	(1,915,694)
Total shareholders' equity	12,456,421	10,980,033

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,663,593	$17,486,420

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$3,883,237	$7,700,123	$17,819,042	$20,954,960

Cost of revenue	2,793,944	6,313,460	13,935,694	16,990,090

Gross profit	1,089,293	1,386,663	3,883,348	3,964,870

General and administrative expense	476,572	433,656	1,426,406	1,285,152

Research and development expense	130,014	121,554	489,879	372,407

Marketing and sales expense	123,596	121,244	404,486	358,058

Income from operations	359,111	710,209	1,562,577	1,949,253

Interest income, net	107,391	81,252	290,908	194,143

Income before provision for income taxes	466,502	791,461	1,853,485	2,143,396

Income tax expense	105,924	212,677	421,077	515,233

NET INCOME	$360,578	$578,784	$1,432,408	$1,628,163

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.08	$0.13	$0.32	$0.36
Diluted	$0.08	$0.13	$0.31	$0.36

Weighted average shares outstanding
Basic	4,564,259	4,530,207	4,546,269	4,528,524
Diluted	4,568,863	4,561,708	4,550,820	4,559,208

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
Balance 6/30/2024	$10,706,323	$2,233,384	$(843,864)	$12,095,843

Net income	—	—	360,578	360,578

Balance 9/30/2024	$10,706,323	$2,233,384	$(483,286)	$12,456,421

Balance 6/30/2023	$10,662,343	$2,233,384	$(3,060,214)	$9,835,513

Net income	—	—	578,784	578,784

Balance 9/30/2023	$10,662,343	$2,233,384	$(2,481,430)	$10,414,297

Balance 12/31/2023	$10,662,343	$2,233,384	$(1,915,694)	$10,980,033

Common stock issued (Note 5)	43,980	—	—	43,980

Net income	—	—	1,432,408	1,432,408

Balance 9/30/2024	$10,706,323	$2,233,384	$(483,286)	$12,456,421

Balance 12/31/2022	$10,618,435	$2,231,807	$(4,104,593)	$8,745,649

Adoption of ASU 2016-13 (Note 3)	—	—	(5,000)	(5,000)

Stock based compensation expense (Note 5)	—	1,577	—	1,577

Common stock issued (Note 5)	43,908	—	—	43,908

Net income	—	—	1,628,163	1,628,163

Balance 9/30/2023	$10,662,343	$2,233,384	$(2,481,430)	$10,414,297

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,432,408	$1,628,163
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and accretion	363,245	344,291
Amortization of patents	3,700	3,311
Stock based compensation	43,980	45,485
Gain on disposal of equipment	—	(9,142)
Deferred taxes	15,088	367,131
Inventory reserve	1,530	3,990
Changes in operating assets and liabilities:
Accounts receivable	(105,033)	(395,311)
Inventories	2,862,659	(1,013,294)
Prepaid purchase orders	633,122	(1,171,740)
Prepaid expenses	111,870	44,807
Other assets	(7,038)	7,579
Accounts payable	155,305	(36,868)
Operating lease assets and liabilities, net	(9,084)	(6,707)
Customer deposits	(3,135,784)	2,410,832
Accrued liabilities	44,161	106,031
Net cash provided by operating activities	2,410,129	2,328,558

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	16,000
Purchases of marketable securities	(1,000,000)	(509,478)
Proceeds from maturities of marketable securities	1,000,000	489,265
Purchases of property and equipment	(378,928)	(398,360)
Net cash used in investing activities	(378,928)	(402,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations	(49,149)	(75,338)

NET INCREASE IN CASH	$1,982,052	$1,850,647

CASH - Beginning of year	5,673,994	3,947,966

CASH - End of period	$7,656,046	$5,798,613

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$706	$3,639
Income taxes	325,733	124,424

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	5,175	5,175

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

Revenue from the photonics industry exceeded 99% of total revenue during the nine months ended September 30, 2024 and 2023. The top two customers represented 88% and 89% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. The Company is selling multiple products to its top two customers. International shipments were 1% of total revenue for the nine months ended September 30, 2024 and 2023.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.  Summary of Significant Accounting Policies (continued)

Contract assets – The following table presents changes in the Company’s contract assets during the nine months ended September 30, 2024 and 2023:

	Balance at beginning of period	Billings	Payments received	Balance at end of period
Nine months ended September 30, 2024
Accounts receivable	$854,501	$17,819,042	$(17,727,321)	$946,222

Nine months ended September 30, 2023
Accounts receivable	$842,647	$20,954,960	$(20,578,781)	$1,218,826

Customer deposits – Amounts that have been invoiced are recognized in accounts receivable, customer deposits or revenue, depending on whether the revenue recognition criteria have been met. Customer deposits represent amounts billed for which revenue has not yet been recognized. Customer deposits typically relate to uncompleted purchase orders which have been partially paid for by customers prior to performance of those services or transfer of control of the product. The following table presents changes in contract liabilities during the nine months ended September 30, 2024 and 2023:

	Balance at beginning of period	Billings	Recognized revenue	Balance at end of period
Nine months ended September 30, 2024
Contract Liabilities: Customer deposits	$4,871,035	$9,501,877	$(12,637,661)	$1,735,251

Nine months ended September 30, 2023
Contract Liabilities: Customer deposits	$1,825,595	$18,185,500	$(15,774,668)	$4,236,427

Employee Retention Credit (ERC) - The Company qualified for federal government assistance through Employee Retention Credit provisions of the Consolidated Appropriations Act of 2021 during 2021 and 2020. The purpose of the Employee Retention Credit was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. These funds were recorded in the Statements of Income as an offset to payroll costs in their respective expense lines and as a tax receivable on the balance sheets.  A balance of $40,539 appears as a tax receivable on the balance sheets at September 30, 2024 and December 31, 2023. The Company expects to receive the full ERC balance.

Note 3.  Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13 “Credit Losses – Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts receivable and held-to-maturity marketable securities, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 became effective for us in the first quarter of 2023. The adoption of ASU No. 2016-13 resulted in a cumulative effect of $5,000 and was reflected in the accompanying Statement of Shareholders’ Equity in the first quarter of 2023.

Note 4.  Investments

Money market funds – where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. The Company invested in a money market fund which had a fair value of $3,155,750 and $3,035,547 at September 30, 2024 and December 31, 2023, respectively. This is valued at original cost plus interest and is included in Cash and cash equivalents on the balance sheet.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.  Investments (continued)

As of September 30, 2024 and December 31, 2023, the Company held investments in corporate bonds rated A- or higher, and U.S. government securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds and government securities are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At September 30, 2024, the length of time until maturity of the bonds currently owned ranged from 8 to 32 months. The amortized cost, allowance for credit losses, fair value, and the related unrecognized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
September 30, 2024
Corporate bonds	$1,500,000	$—	$913	$1,500,913
U.S. government treasuries	509,478	—	5,691	515,169
Total investments	$2,009,478	$—	$6,604	$2,016,081

Allowance for credit losses	(1,000)
Total investments, net	$2,008,478

December 31, 2023
Corporate bonds	$1,500,000	$(9,078)	$—	$1,490,922
U.S. government treasuries	509,478	(1,786)	—	507,692
Total investments	$2,009,478	$(10,864)	$—	$1,998,614

Allowance for credit losses	(15,000)
Total investments, net	$1,994,478

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The Company monitors the credit quality of debt securities classified as held-to-maturity using their respective credit ratings and updates them on a quarterly basis with the latest assessment completed on September 30, 2024. Our allowance for credit losses was $1,000 and $15,000 at September 30, 2024 and December 31, 2023, respectively. Expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments.

Note 5.  Common Stock and Stock Options

Stock based compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Noncash stock-based compensation expense was $43,980 and $45,485 for the nine months ended September 30, 2024 and 2023, respectively.

Employees received compensation of 8,709 and 10,683 aggregate shares of common stock of the Company during the nine months ended September 30, 2024 and 2023, respectively. These shares had an aggregate value of $43,980 and $43,908 and were recorded as non-cash stock compensation expense in the financial statements for the nine months ended September 30, 2024 and 2023, respectively.

During the three months ended September 30, 2024, 30,958 stock options were exercised by employees via cashless exercise. 10,715 options were exercised at $1.25 per share and 20,243 options were exercised at $0.84 per share. During the nine months

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Common Stock and Stock Options (continued)

ended September 30, 2024, 35,359 stock options were exercised by employees via cashless exercise. 15,116 options were exercised at $1.25 per share and 20,243 options were exercised at $0.84 per share.

The cumulative status of options granted and outstanding at September 30, 2024 and December 31, 2023, as well as any options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2023	41,304	$1.05
Outstanding at December 31, 2023	41,304	$1.05
Exercised	(35,359)	1.02
Outstanding at September 30, 2024	5,945	$1.25
Options exercisable at December 31, 2023	41,304	$1.05
Options exercisable at September 30, 2024	5,945	$1.25

Exercise price for options was $1.25 at September 30, 2024, with a contractual life of 3.6 years.

Note 6.  Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$444,677	$3,222,642
Work-in-process	1,096,825	1,240,067
Finished goods	257,749	199,201
	1,799,251	4,661,910
Inventory reserve	(9,042)	(7,512)
	$1,790,209	$4,654,398

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7.  Earnings Per Share

Basic income per share is calculated as net income divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as net income divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. All common stock options listed in Note 5 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share. The following is provided to reconcile the earnings per share calculations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$360,578	$578,784	$1,432,408	$1,628,163

Weighted average common shares outstanding - basic	4,564,259	4,530,207	4,546,269	4,528,524

Effect of dilution - stock options	4,604	31,501	4,551	30,684
Weighted average shares outstanding - diluted	4,568,863	4,561,708	4,550,820	4,559,208

Note 8.  Line of Credit

The Company renewed its line of credit with Fifth Third Bank for $1 million during August 2024. This line of credit has a maturity date of August 29, 2025 and bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. No amounts were drawn on this line of credit as of September 30, 2024.

Note 9.  Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2024 and 2023 is based on our projected annual effective tax rate, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The effective tax rate was 22.7% and 26.9% for the three months ended September 30, 2024 and 2023, respectively, and was 22.7% and 24.0% for the nine months ended September 30, 2024 and 2023, respectively. The difference between the effective tax rate and the marginal rate is primarily due to the effect of state and local taxes.

The following table presents the income tax expense:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Federal	$97,963	$192,394	$389,537	$476,128
State and local	7,961	20,283	31,540	39,105
	$105,924	$212,677	$421,077	$515,233

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Accordingly, management determined that no valuation allowance was necessary at September 30, 2024. The deferred tax liability was $84,934 at September 30, 2024 and $69,846 at December 31, 2023.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. During the nine months ended September 30, 2024, the Company modified its operating lease, which included changes to the lease terms and adjustments to the lease payments. The Company extended the lease period for an additional five years with a new maturity date of November 30, 2029. The terms of the lease include monthly payments ranging from $24,700 to $28,900. The modifications did not result in a change in the classification of the lease, which continues to be classified as an operating lease. The lease liability was remeasured using the discount rate as of the effective date of the modification. The right of use asset was adjusted by the amount of the remeasurement of the lease liability. There are no restrictions or covenants associated with the lease. The lease costs were approximately $29,200 and $28,600 for the three months ended September 30, 2024 and 2023, respectively, and $87,600 and $85,900 during the nine months ended September 30, 2024 and 2023, respectively. Additionally, the variable lease costs were approximately $11,500 for the three months ended September 30, 2024 and 2023, and $50,000 and $45,000 during the nine months ended September 30, 2024 and 2023, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of September 30, 2024:

2024	$44,212
2025	297,878
2026	309,793
2027	322,184
2028 and beyond	653,446
Total minimum lease payments	1,627,513
Less debt discount	358,252
Total operating lease obligations	$1,269,261

	2024		2023
Right of use asset obtained in exchange for lease liability	$499,125		$—
Operating cash outflows from operating leases - year-to-date	84,811		78,357
Weighted average remaining lease term – operating leases	5.2	years	1.2	years
Weighted average discount rate – operating leases	8.5%		5.5%

Note 11. Finance Lease

The Company previously leased certain equipment under finance leases. The final payment for the only existing lease was made during the third quarter of 2024.

The equipment under finance lease at September 30, 2024, and December 31, 2023, is included in the accompanying balance sheets as follows:

	September 30, 2024	December 31, 2023
Machinery and equipment	$—	$306,973
Less accumulated depreciation and amortization	—	107,440
Net book value	$—	$199,533

These assets were amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense. Finance lease costs totaled $8,054 and $25,386 for the three months ended September 30, 2024 and 2023, respectively, and $41,149 and $75,338 for the nine months ended September 30, 2024 and 2023, respectively.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Finance Lease (continued)

The finance leases were structured such that ownership of the leased asset reverted to the Company at the end of the lease term. Accordingly, leased assets were depreciated using the Company’s normal depreciation methods and lives. Ownership of certain assets were transferred to the Company in accordance with the terms of the leases and these assets have been excluded from the leased asset disclosure above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2023.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Executive Summary

For the three months ended September 30, 2024, we had total revenue of $3,883,237 compared to $7,700,123 for the three months ended September 30, 2023. For the nine months ended September 30, 2024, we had total revenue of $17,819,042 compared to $20,954,960 for the nine months ended September 30, 2023. Volume was similar year to year; however, lower raw material costs was the key factor that contributed to the decrease in total revenue.

Gross profit was $1,089,293 for the three months ended September 30, 2024, compared to $1,386,663 for the same three months in 2023. Gross profit was $3,883,348, for the nine months ended September 30, 2024, compared to $3,964,870 for the same nine months in 2023. Lower total revenue due to lower raw material costs was the main factor which contributed to the gross profit decrease.

Operating expenses were $730,182, and $676,454 for the three months ended September 30, 2024, and 2023, respectively and $2,320,771 and $2,015,617 for the nine months ended September 30, 2024, and 2023, respectively.

Income from operations was $359,111, and $710,209 for the three months ended September 30, 2024, and 2023, respectively, and $1,562,577 and $1,949,253 for the nine months ended September 30, 2024, and 2023, respectively. Lower gross profit and higher operating expenses contributed to the decrease.

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

New initiatives are also being pursued that utilize our vacuum hot presses, cold isostatic press, and kilns for increased production and development projects, including diffusion bonding. We continue to invest in developing new products for all

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

our markets including specialty bonding processes for Aerospace customers and innovative applications for Architectural Glass and Thin Film Solar customers. Those products continue to involve research and development expense to enable customer evaluation and accelerate time to market.

Several issues continue to affect national and global market conditions. First, inflation continues to impact labor, certain raw material costs and transportation expenses. We seek to pass these increases on to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Second, supply chain disruptions continue to impact customers’ businesses in certain markets. We are monitoring the impact of the three-day International Longshoreman Association’s (ILA) strike on October 1-3, 2024 and further developments to be resolved prior to the ILA extended contract date of January 15, 2025. Thus far, we have not experienced material adverse effects regarding sourcing of raw materials or product shipments; however, timely deliveries and sourcing of certain materials is of increased concern. Third, increased political uncertainties continue to affect global markets. Although we currently have no customers or suppliers in Russia, Ukraine, or the Middle East, we continue to monitor the situations as some raw material comes from Russia for the PVD industry. We are actively maintaining contact with our suppliers and customers, identifying additional suppliers, and adapting to our customers’ specific circumstances and forecasts.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2024 (unaudited) compared to three and nine months ended September 30, 2023 (unaudited):

Revenue

For the three months ended September 30, 2024, we had total revenue of $3,883,237 compared to $7,700,123 for the three months ended September 30, 2023. For the nine months ended September 30, 2024, we had total revenue of $17,819,042 compared to $20,954,960 for the nine months ended September 30, 2023. Volume was similar year to year; however, lower raw material costs was the key factor that contributed to the decrease in total revenue.

Gross profit

Gross profit was $1,089,293 for the three months ended September 30, 2024, compared to $1,386,663 for the same three months in 2023. Gross profit as a percentage of revenue (gross margin) was 28.1% for the third quarter of 2024 compared to 18.0% for the third quarter of 2023. While lower raw material costs contributed to the decrease in gross profit, the increase in gross margin benefited from lower material costs. Gross profit was $3,883,348 for the nine months ended September 30, 2024, compared to $3,964,870 for the same nine months in 2023 and gross margin was 21.8% and 18.9% for the first nine months of 2024 and 2023, respectively.

General and administrative expense

General and administrative expense for the three months ended September 30, 2024, and 2023, was $476,572, and $433,656, respectively, an increase of 9.9%. The increase can be attributed to higher compensation and benefits of $21,367, which included increased staff, and higher professional fees and Information Technology consulting services of $34,254. General and administrative expense for the nine months ended September 30, 2024, and 2023, was $1,426,406 and $1,285,152, respectively, an increase of 11.0%. The increase can be attributed to higher compensation and benefits of $103,226, which included increased staff, higher professional fees and Information Technology consulting services of $53,184.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and development expense

Research and development expense for the three months ended September 30, 2024, was $130,014, compared to $121,554 for the same period in 2023, an increase of 7.0%. This was due to an increase in ongoing research materials and supplies of $14,694, and higher compensation and benefits of $20,040, partially offset by lower outside consulting expense of $15,489. Research and development expense for the nine months ended September 30, 2024, was $489,879, compared to $372,407 for the same period in 2023, an increase of 31.5%. This was due to an increase in ongoing research materials and supplies of $125,161, and higher compensation and benefits of $53,983 which included increased staff, partially offset by lower outside consulting expense of $49,687. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $123,596, and $121,244 for the three months ended September 30, 2024, and 2023, respectively, an increase of 1.9%. Compensation and benefits expense increased $6,543 during the three months ended September 30, 2024, compared to the same period in 2023. Marketing and sales expense was $404,486 and $358,058 for the nine months ended September 30, 2024, and 2023, respectively, an increase of 13.0%. Compensation and benefits expense increased $48,308, which included increased staff, during the nine months ended September 30, 2024, compared to the same period in 2023.

Stock compensation expense

Stock-based compensation costs were $0 for the three months ended September 30, 2024 and 2023, and $43,980 and $45,485 for the nine months ended September 30, 2024 and 2023, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period. There was no unrecognized non-cash stock-based compensation expense at September 30, 2024.

Interest

Net interest income was $107,391 and $81,252 for the three months ended September 30, 2024, and 2023, respectively and $290,908 and $194,143 for the nine months ended September 30, 2024, and 2023, respectively. The increase for both periods in 2024 was primarily due to higher cash and approximately $2.0 million investment in marketable securities which benefited from an overall increase in interest rates. Interest expense related to finance lease obligations was $28 and $939 for the three months ended September 30, 2024, and 2023, respectively and $706 and $3,639 for the nine months ended September 30, 2024, and 2023, respectively.

Income taxes

Income tax expense was $105,924 and $212,677 for the three months ended September 30, 2024, and 2023, respectively. For the first nine months of 2024 and 2023 income tax expense was $421,077 and $515,233, respectively. The effective tax rate was 22.7% and 26.9% for the three months ended September 30, 2024, and 2023, respectively and 22.7% and 24.0% for the nine months ended September 30, 2024, and 2023, respectively. The deferred tax liability was $84,934 at September 30, 2024 and $69,846 at December 31, 2023.

Net income

Net income for the three months ended September 30, 2024, and 2023 was $360,578 and $578,784, respectively. For the nine months ended September 30, 2024, net income was $1,432,408 compared to $1,628,163 for the nine months ended September 30, 2023. Lower gross profit and higher operating expenses were slightly offset by higher interest income and lower income taxes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash and cash equivalents

As of September 30, 2024, cash and cash equivalents were $7,656,046 compared to $5,673,994 at December 31, 2023. Additionally, we had approximately $2.0 million of investments in marketable securities at September 30, 2024 and December 31, 2023.

Working capital

At September 30, 2024, working capital was $8,551,154 compared to $7,633,016 at December 31, 2023, an increase of $918,138, or 12.0%. Cash increased $1,982,052, accounts receivable-trade increased $91,721, inventories decreased $2,864,189, prepaid purchase orders decreased $633,122 and customer deposits decreased $3,135,784. In addition, a short-term investment matured which was reinvested and appeared as long term on the balance sheet at September 30, 2024.

Cash from operations

Net cash provided by operating activities was $2,410,129, and $2,328,558 for the nine months ended September 30, 2024, and 2023, respectively. In addition to the net income generated in each period, this included depreciation and amortization of $366,945 and $347,602, and noncash stock-based compensation costs of $43,980 and $45,485 for the nine months ended September 30, 2024, and 2023, respectively. The changes in inventories, prepaid purchase orders and customer deposits compared to December 31, 2023, were related to lower raw material costs during the first nine months of 2024. Orders remain solid as customers continue to monitor their inventory very closely with continued emphasis on intra-quarter shipments while also attempting to minimize their inventory at quarter end.

Cash from investing activities

Cash of $378,928 was used in investing activities during the nine months ended September 30, 2024, for the acquisition of production equipment. Cash of $402,573 was used in investing activities during the nine months ended September 30, 2023. Included was $398,360 for the acquisition of production equipment as well as the enclosure of our ceramic machining area. Continued reinvestments in marketable securities has been based on free cash flow and opportunities to earn higher returns.

Cash from financing activities

Cash of $49,149 and $75,338 was used in financing activities for principal payments to third parties for finance lease obligations during the nine months ended September 30, 2024, and 2023, respectively.

Debt outstanding

Total debt outstanding was $0 at September 30, 2024. The final finance lease payment was made during the third quarter of 2024.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts and current

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

expected credit losses, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances, and our gross margin could be adversely affected. The tax valuation allowance is based on our consideration of new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. If we were to determine not to be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, change in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and implemented, can only provide reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure.

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

Management is responsible for the consistency, integrity, and presentation of information. We fulfill our responsibility by maintaining systems of internal control designed to provide reasonable assurance that assets are safeguarded, and transactions are executed in accordance with established procedures. The concept of reasonable assurance is based upon recognition that

Item 4.  Controls and Procedures (continued)

the cost of the controls should not exceed the benefit derived. We believe our systems of internal control provide this reasonable assurance.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2024 that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures after the date of their evaluation.

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

4(a)

SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on September 10, 2011, filed April 28, 2011).

4(b)

Superconductive Components, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders held on September 9, 2006, filed May 1, 2006).

14(a)

SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com).

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	*	Press Release dated November 1, 2024 entitled “SCI Engineered Materials, Inc., Reports 2024 Third Quarter and Year-to-Date Results.”

101	*

The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2024 and December 31, 2023, (ii) Statements of Income for the three and nine months ended September 2024 and 2023, (iii)  Statement of Changes in Equity for the three and nine months ended September 30, 2024 and 2023, (iv) Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (v) Notes to Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: November 1, 2024	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President, and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)