Form 10-K
period 2024-12-31
SCI Engineered Materials, Inc.
filed 2025-02-14
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2024

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

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $19,674,630 on June 30, 2024. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. There were 4,568,127 shares of the Registrant’s Common Stock outstanding on February 13, 2025.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	SCIA	OTCQB

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

PART I

ITEM 1.BUSINESS

Introduction

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), an Ohio corporation, was incorporated in 1987. We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) thin film applications. We are focused on markets within the PVD industry including Aerospace, Automotive, Defense, Glass, Optical Coatings, and Solar. Substantially all revenues are generated from customers with multinational operations. The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

History of the Company

The late Dr. Edward Funk, Sc.D., and his late wife Ingeborg founded SCI in 1987. Dr. Funk, formerly a Professor of Metallurgy at The Ohio State University and a successful entrepreneur, envisioned significant market potential for the then newly discovered High Temperature Superconductivity (“HTS”) material YBCO (Tc of 90o K). Our first product was a 99.999% pure, co-precipitated YBCO 1-2-3 powder. Over the years we expanded our product line by adding other High Tc Powders, sintered shapes, single crystal substrates, and non-superconducting sputtering targets. At this time, we are not pursuing this market, but these early years of development are the foundation on which our material science experience was built.

We established a subdivision, Target Materials Inc. (“TMI”), in 1991 to supply the increasing worldwide demand for sputtering and laser ablation targets. We became a full-service manufacturer of high-performance thin film materials, providing a wide selection of metals, ceramics, and alloys for sputtering targets, evaporation sources, and other PVD applications. We served the Research and Development market as well as the Industrial and Decorative Coating markets. During this time, we began to manufacture targets for the photovoltaic, flat panel display, and semiconductor industries.

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

For more than three decades we have been developing considerable expertise in the development and manufacturing ramp-up of innovative materials, such as Transparent Conductive Oxides (TCO). The Company is implementing a long-term growth strategy which includes pursuing opportunities that can benefit from this expertise. Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions. We actively collaborate with organizations to provide solutions for difficult material challenges.

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

For the year ended December 31, 2024, we had total revenue of $22,870,192 compared to $27,984,083 for the year ended December 31, 2023. Lower cost of a key raw material, especially during the third quarter of 2024, was the primary factor that contributed to the decrease in total revenue. Product mix along with a slight decrease in volume also impacted revenue.

Our largest customer represented approximately 74% of total revenue in 2024 and 78% in 2023. The Company sells multiple products to this customer.

Marketing and Sales

Europe and Asia, as well as the Americas, have high demand for sputtering targets. We continue to seek ways to expand our global marketing reach. We use various distribution channels for specific end markets through direct sales by our employees. The internet provides tremendous opportunities for us to reach new customers with compatible product needs.

Our corporate website is www.sciengineeredmaterials.com. The website is designed to serve customers, suppliers, and investors with additional information in an easy-to-use format and includes expanded mobile access. There are also social media platforms, including Facebook®, and X® (formally known as Twitter) as well as online marketing campaigns on LinkedIn®, to enhance the Company’s visibility and communication with customers and shareholders. For customers and suppliers, there is expanded information about our product focus as well as a library of detailed product data sheets that is continuously updated. Investors can access current and archived information about the Company utilizing multiple electronic platforms.

Ceramics

We are capable of producing ceramic powders via several different processing techniques including solid state and precipitation. Ceramic targets can also be produced in a variety of ways depending on end user applications. Production techniques include sintering, cold isostatic pressing and hot pressing.

Most of our products are manufactured from component chemicals and metal oxides supplied by various vendors.  We have identified several suppliers that are capable of minimizing potential disruption in our business.

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

We purchase various metals of high purity (often above 99.9%) for our applications. We are not dependent on a sole source for these metals and do not believe losing a vendor would materially affect our business. The Company has identified alternative sources for its metal requirements.

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

Suppliers

Principal suppliers in 2024 were Johnson Matthey, DX Advanced Materials, and Colonial Metals. In every case, we have established alternative vendors that can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Research and Development

Our research and development (R&D) activities utilize a disciplined innovation approach, including a Technical Committee comprised of management and a Board member, focused on accelerating time to market for new products. We continue to invest in developing new applications for our markets including electrically conductive Indium Tin Oxide and Zinc Tin Oxide for the architectural glass, automotive, defense, display and solar markets. Specialty powders are also being researched for use in select niche markets. These initiatives involve ongoing R&D investments which enhance the Company’s product portfolio and its collaborative relationship with customers.

We may seek funded research opportunities within our core competencies that maintain and expand technical understanding within our Company.

We have certain proprietary knowledge and trade secrets related to the manufacture of metal and metal oxide PVD materials. This includes specific patents directly related to our products and market focus (see Intellectual Property section).

New Product Initiatives

We are committed to utilizing our core competencies in areas that offer sustainable long-term growth opportunities. This strategy involves the development of innovative products, pursuit of stronger customer relationships and involvement in compatible niche markets.

SCI utilizes its manufacturing footprint and industry expertise for defense applications involving Boron Carbide Armor and Enriched Boron Carbide. Boron Carbide Armor is used in bullet-resistant gear which significantly contributes to increased resiliency concerning high-speed impacts. Enriched Boron Carbide has several attractive properties which involve high-temperature applications in the aerospace and nuclear markets. Both Boron Carbide applications are highly valued when produced by domestic manufacturers.

We provide multiple types of toll manufacturing and related services for customers with specific needs who value SCI’s customized production and quality capabilities. Opportunities include, but are not limited to, diffusion bonding, indium bonding, powder processing and vacuum hot pressing. Additionally, projects involving engineering fees in conjunction with services for customers’ specific needs continue to increase.

The Company has also identified niche markets which can benefit from its expertise in custom powder solutions, such as near infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

SCI is also involved in supplying target materials to the roll-to-roll coating industry. Roll-to-roll PVD coating is utilized by intermediate manufacturers who use our advanced materials to coat flexible substrates for a wide range of applications. Multiple layers of material can be deposited over large areas on flexible substrates without costly down time associated with disrupting the vacuum manufacturing process. These coated substrates can be used as standalone products in high volume consumer goods or can be laminated into electronic and optical components such as solar panels, architectural glass and displays. Our rotatable bonding technology and material expertise are key capabilities in manufacturing applications for these markets.

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

We rely on a combination of patent and trademark law, license agreements, internal procedures, and nondisclosure agreements to protect our intellectual property; however, it should be noted that these measures may be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

In the future, we may submit additional patent applications covering various inventions which have been developed by us. However, we cannot guarantee that these submissions will result in the issuance of patent. For example, the publication of U.S. patent applications can be delayed for up to one year, and tend to lag actual discoveries, and so that we may not be the first creator of inventions covered by pending patent applications or the first to file patent applications for such inventions. Additionally, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, they may design around the patented aspects of any technologies we have developed or licensed.

Employees

We had 23 full-time employees as of December 31, 2024, and 2023. One of these employees holds a PhD in Material Science. We have never experienced a work stoppage and consider our relations with employees to be good. Our employees do not have a bargaining unit. We are committed to continuing to provide an open and accountable workplace where employees feel empowered to speak up and raise issues. With this in mind, we provide multiple channels to communicate, ask for guidance, and report concerns. We also provide employees with paid time off to volunteer in local communities. We are committed to creating value for our communities including volunteerism and advocacy, and by operating our business in a socially and environmentally responsible way.

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

Collections and Write-offs

We collected receivables in an average of 43 days in 2024. We have occasionally written off negligible amounts of accounts receivable as uncollectible and there were none in 2024 and 2023. We consider credit management critical to our success.

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

Prior to 2017, the Company frequently reported annual net losses. Our results for 2024 reflect the eighth consecutive year of net income; however, while assurances cannot be provided that we will be able to operate profitably in the future, management continuously monitors business conditions and responds through proactive actions. We continue to invest in developing new products for all our markets. These efforts include accelerating time to market for those products and involve ongoing research and development expense.

During 2024 we reduced our accumulated deficit by $1,861,389 to $54,305 at December 31, 2024. Management’s plans include continuing to grow our business in current and additional niche markets, developing new products, and increasing our revenue and presence in those markets. Management believes the actions that began during the last several years and continue today provide the opportunity for maintaining and improving liquidity and profitability. However, no assurances are made that such actions will result in sustained profitability.

A substantial portion of our sales have been dependent upon certain principal customers, the loss of whom could materially negatively affect the Company’s total revenue.

Revenue attributable to these customers includes the sale of multiple applications. Our top two customers accounted for approximately 88.4% of our net sales for the fiscal year ended December 31, 2024. Although they have been major customers of the Company for twenty years, we do not have written agreements with these customers that require any minimum purchase obligations, and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits. We cannot provide assurance that these customers or any of our other current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

Our success depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. The loss of services of one of our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel could have a material adverse effect on our business, operating results, and financial condition. Jeremy Young was named president and chief executive officer in 2019 and has an employment agreement with the Company that contains non-competition provisions as well as severance payments. Mr. Young has been with the Company for more than nineteen years. All other key management personnel have entered into non-competition agreements with the Company. Although we have been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that we will be able to do so in the future.

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

We invest considerable time and resources in training our employees and we continue to implement new employee retention strategies. If we fail to retain our employees, we could incur significant expenses in hiring and training new employees, and the quality of our services and our ability to serve our customers could decline, resulting in a materially adverse effect to our business.

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

The Company continues to actively monitor and respond to changes in national and global economic conditions, which include, but are not limited to, inflation, supply chain disruptions, and a continuing global semiconductor chip shortage. Changes in these conditions could impact implementation of our growth plans and access to capital markets. Inflation continues to impact labor, raw material costs and transportation expenses. We seek to pass these increases on to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Customer demand and supply-related issues could result in increased operating, transportation and shipping, material, wages, and labor costs. An economic recession has the potential to change customer purchasing patterns which could negatively impact our revenue and profitability.

Global conflicts could have an impact on raw materials which could negatively impact our business.

Political uncertainties could affect global markets and thus could have a negative effect on our business. Although we currently have no customers or suppliers in Russia or Ukraine, we continue to monitor the situation as some raw materials come from Russia for the PVD industry. We have a customer in Israel; however, revenue related to these sales is negligible to our total revenue for the years 2024 and 2023, respectively. We continue to actively monitor these developments, including ongoing contact with suppliers and customers, identifying additional suppliers, and adapting to our customers’ specific circumstances and forecasts. In addition, supply chain disruptions are adversely impacting customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding product shipments; however, timely deliveries and sourcing of certain materials is of increased concern.

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

The market for PVD materials is substantial with significant competition in both ceramic and metal materials. While we believe our products enjoy certain competitive advantages in design, function, quality, and availability, considerable competition exists from well-established firms such as Vacuum Engineering & Materials, Process Materials, Inc., and Materion, and they may have more financial resources than us. We cannot provide assurance that developments by others will not render our products or technologies obsolete or less competitive.

Our competitors may be larger, more diversified, better funded, and have access to more advanced technology, including Artificial Intelligence (AI). These competitive advantages may enable our competition to innovate better and more quickly, to compete more effectively on quality and price, causing us to lose business and profitability. Burgeoning interest in AI may increase our competition and disrupt our business model. AI may lower barriers to entry in our industry and we may be unable to effectively compete with the products or services offered by new competitors.

Additional development of our products may be necessary due to uncertainty regarding the development of markets.

Some of our products are in the early stages of commercialization and we believe it will be several years before these products have significant commercial end-use applications. Significant development work may be necessary to improve the commercial feasibility and acceptance of these products. There can be no assurance that we will be able to commercialize any of the products currently under development.

A lack of credit and/or limited financing availability to the Company, its vendors, or end users could adversely affect our business.

The Company has a line of credit with Fifth Third Bank for $1 million which expires on August 29, 2025. However, our liquidity and financial condition could be materially and adversely affected if our ability to borrow money from new or existing lenders to finance our operations is reduced or eliminated. Similar adverse effects may also result if we realize reduced credit availability from trade creditors. Additionally, many of our customers require the availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have adverse effects on our business. As of December 31, 2024 the Company had no debt outstanding.

Our business requires us to make capital expenditures to maintain and improve our facilities.

Our facilities sometimes require capital expenditures to address ongoing required maintenance and additional equipment to upgrade our capabilities. In addition, we are often required to make significant capital expenditures to satisfy customer requirements and manufacture newly developed products.

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

Cyber threats are evolving and include, but are not limited to, artificial intelligence, ransomware, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches. Any of these could lead to disruptions in critical systems, unauthorized release of confidential, personal, or otherwise protected information (ours or that of our employees, customers, or vendors), and corruption of data, networks, or systems.

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

The Company is authorized to issue up to 15,000,000 shares of common stock. The Board of Directors may approve the issuance of common stock as they consider sufficient without seeking shareholder approval. As of December 31, 2024, we had 4,568,127 shares outstanding and 5,945 shares underlying options that are currently exercisable resulting in 10,425,928 shares of common stock available for issue. The issuance of additional shares of common stock in the future may reduce the proportionate ownership and voting power of current shareholders.

Our Articles of Incorporation authorize us to issue up to 260,000 shares of Preferred Stock. The issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control. As of December 31, 2024, there were no preferred shares outstanding.

We have not paid dividends on our common stock in the past and do not expect to do so in the foreseeable future.

We have never declared or paid cash dividends on our shares of common stock and do not expect to do so in the foreseeable future. We currently intend to use future earnings for the growth of our business. As a result, investors must rely on sales of the common stock based on price appreciation, which may not occur as the best way to realize future gains on their investments.

Provisions in our Articles of Incorporation and Code of Regulations provide for indemnification of officers and directors which could require us to divert funds away from our business and operations.

Our Articles of Incorporation and Code of Regulations provide for the indemnification of our officers and directors. We may be required to advance costs incurred by an officer or director to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which our officers and directors are involved by reason being or having been an officer or director of our Company. Funds paid in satisfaction of judgments, fines, and expenses may be funds we need for the operation and growth of our business.

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

The market for our common stock is limited, and as such our shareholders may have difficulty selling their shares when desired or at attractive market prices.

Our stock price, trading volume, and market listing may make it more difficult for our shareholders to sell shares when desired or at attractive prices. In 2001, our stock began trading on The Over-the-Counter Bulletin Board, now known as the OTC Markets. Our common stock trades in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchases of our common stock at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on a major stock exchange.

Our common stock has been subject to the Securities and Exchange Commission’s “penny stock” regulations, which may limit the liquidity of common stock held by our shareholders.

Our common stock currently trades on the OTC Markets’ OTCQB market under the symbol “SCIA.” Based on a trading price occasionally below $5 per share, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to regulations, which affected the ability of broker-dealers to sell our securities. Broker-dealers who recommend a “penny stock” to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the purchaser’s written agreement to a transaction prior to sale.

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

As a public company, we are subject to reporting requirements of the Securities Exchange Act of 1934, as amended or the Exchange Act, the Sarbanes-Oxley Act of 2002, (Sarbanes Oxley Act) and the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, (Dodd-Frank Act). The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The Dodd-Frank Act requires us to audit our supply chain and report conflict minerals usage.

These requirements may place a strain on our systems and resources in the future and may require us to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, the failure to maintain such internal controls could result in us being unable to provide timely and reliable financial information which could potentially subject us to sanctions or investigations by the Securities and Exchange Commission or events could have an adverse effect on our business, financial condition, or results of operations. Although we have taken steps to maintain our internal control structure as required by the Exchange Act and the Sarbanes-Oxley Act, we cannot provide any assurances that control deficiencies will not occur in the future.

Regulation from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) could adversely affect our business or financial results.

Changes in regulatory requirements, such as the reporting requirements relating to conflict minerals originating in the Democratic Republic of Congo or adjoining countries included in the Dodd-Frank Act, or evolving interpretations of existing regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect our business or financial results. We conducted an analysis of our products and found that the above SEC defined “conflict minerals,” which are tantalum, tin, tungsten, and gold (3TG), can be found in our products. Therefore, the products that we manufacture are subject to the reporting obligations of Rule 13p-1.

Despite having conducted a good faith reasonable country of origin inquiry, we concluded that our supply chain remains “DRC conflict undeterminable.” We have reached this conclusion because we have been unable to determine the origin of the 3TG used. We will continue to work with our suppliers. Should the regulations or our analysis change, it could impact the sourcing of materials that we use to manufacture our products.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.CYBERSECURITY.

While we have never had a material cybersecurity incident that impacted our operations, from time to time we face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; employee threats; virtual and cyber threats to our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from artificial intelligence, terrorist acts or other acts of aggression. Our customers and vendors may face similar threats. We utilize internal and external independent controls to monitor and mitigate the risk of these threats, including an outside independent Cybersecurity consultant, a Security Incident Response Plan (SIRP) and periodic Information Technology training for all employees.

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

Effective incident response involves every part of our organization, including IT teams, legal, technical support, human resources, corporate communications, and business operations. Our Board of Directors oversees all business, property, and affairs of the Company, including cybersecurity risks. Our management keep the members of the Board informed of our business through discussions at Board meetings and by providing them with reports and other materials throughout the year.

Our CSIRT includes our independent outside cybersecurity consultant as our strategic lead and the consultant and Chief Financial Officer (CFO) lead the Incident Response Team. Our consultant is certified in cybersecurity and our CFO has overseen our IT for over twenty years. Our team meets at least annually to review the Plan, discuss simulations and appropriate actions, and update the Plan where necessary.

ITEM 2.PROPERTIES.

Our office and manufacturing facilities are located at 2839 Charter Street, Columbus, Ohio, where we occupy approximately 32,000 square feet. We moved our operations into this facility in 2004. During 2024, the Company modified its operating lease, which included changes to the lease terms and adjustments to the lease payments. The Company extended the lease period for an additional five years with a new maturity date of November 30, 2029.

We are current on all operating lease liabilities.

ITEM 3.LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our common stock currently trades on the OTC Markets’ OTCQB market under the symbol “SCIA.”

Based on its historical trading price, our common stock is considered a “penny stock” for purposes of federal securities laws and therefore has been subject to certain regulations. See “Risk Factors” for specific disclosures concerning the market for the Company’s common stock.

Holders of Record

As of December 31, 2024, there were approximately 190 registered holders of record of our common stock and 4,568,127 shares issued and outstanding.

Dividends

We have never paid cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We intend to use our future earnings for the growth of the business.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2024, concerning shares of our common stock that may be issued upon the exercise of options and rights under our existing 2011 Stock Option Plan which was approved by our shareholders. The Plan has expired, and no additional stock options may be granted. The options outstanding expire in May 2028. The information includes the number of shares covered by and the weighted average exercise price of outstanding options and other rights, and the number of shares remaining available for future grants (excluding the shares to be issued upon exercise of outstanding options and other rights).

Number of securities
remaining available for
	Number of Securities to		issuance under equity
	be issued upon exercise	Weighted-average exercise	compensation plans
	of outstanding options	price of outstanding options	(excluding securities
	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans	5,945	$1.25	—

ITEM 6.RESERVED.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

For the year ended December 31, 2024, we had total revenue of $22,870,192 compared to $27,984,083 for the year ended December 31, 2023. Lower cost of a key raw material, especially during the third quarter of 2024, was the primary factor that contributed to the decrease. Product mix along with a slight decrease in volume also impacted revenue.

Gross profit was $5,068,301 for 2024 compared to $5,251,633 for 2023. The decrease was attributable to lower revenue. Gross margin increased to 22.2% in 2024 versus 18.8% in 2023. While lower raw material costs were the key factor to the decrease in gross profit, gross margin benefited from lower raw material costs and product mix.

Operating expenses were $3,023,535 and $2,757,385 for 2024 and 2023, respectively.

Income from operations was $2,044,766 and $2,494,248 for 2024 and 2023, respectively

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

Several issues continue to affect national and global market conditions. First, inflation continues to impact labor, raw material costs and transportation expenses. We seek to pass these increases on to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Second, supply chain disruptions are adversely impacting customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding sourcing of raw materials or product shipments; however, timely deliveries and sourcing of certain materials is of increased concern and may be subject to potential tariffs. Third, increased political uncertainties continue to affect global markets. Although we currently have no customers or suppliers in Russia or Ukraine we continue to monitor the situation as some raw materials come from Russia for the PVD industry. We have a customer in Israel; however, revenue related to these sales is negligible to our total revenue for the years of 2024 and 2023, respectively. We are actively maintaining contact with our suppliers and customers, identifying additional suppliers, and adapting to our customers’ specific circumstances and forecasts.

RESULTS OF OPERATIONS

Year 2024 compared to Year 2023

Revenue

For the year ended December 31, 2024, we had total revenue of $22,870,192, compared to $27,984,083, for the year ended December 31, 2023. This was a decrease of $5,113,891 or 18.3%. Lower cost of a key raw material, especially during the third quarter of 2024, was the was the primary factor that contributed to the decrease. Product mix along with a slight decrease in volume also impacted revenue.

Gross profit

Gross profit was $5,068,301 for 2024 compared to $5,251,633 for 2023. Gross profit as a percentage of revenue (gross margin) was 22.2% and 18.8% for 2024 and 2023, respectively. While lower raw material costs were the key factor to the decrease in gross profit, gross margin benefited from lower material costs and product mix.

General and administrative expense

General and administrative expense for 2024 and 2023, was $1,939,895 and $1,771,263, respectively, an increase of 9.5%. During 2024, compensation increased by $114,868 which included increased staff. In addition, professional fees increased by $76,915 related to auditing, information technology, legal, and stockholder relation services.

Research and development expense

Research and development expense for 2024 was $564,576 compared to $501,937, for 2023, an increase of 12.5%. This increase was attributed to increases in compensation of $19,668 and materials and supplies of $121,979 which were offset by a decrease in outside consulting expenses of $66,216. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $519,064 and $484,185 during 2024 and 2023, respectively. This was an increase of $34,879 or 7.2%. An increase in staff during 2023 resulted in higher compensation of $54,260 during 2024, which was partially offset by lower travel expenses of $15,025. We exhibited at additional international photonics trade shows focused on specific niche markets during 2024 and 2023.

Interest

Net interest income was $393,441 and $286,361 for the years ended December 31, 2024 and 2023, respectively. The increase was primarily due to higher cash and $2,758,478 of investments in marketable securities. Interest expense related to finance lease obligations was $706 and $4,309 for 2024 and 2023, respectively.

Income taxes

Income tax expense was $576,818 and $586,710 for the twelve months ended December 31, 2024 and 2023, respectively. The effective tax rate was 23.6% for 2024 compared to 21.1% for 2023. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary, and the deferred tax liability was $121,649 and $69,846 at December 31, 2024 and 2023, respectively.

Net income

Net income for 2024 and 2023 was $1,861,389 and $2,193,899, respectively. Lower gross profit and higher expenses were partially offset by higher interest income.

Liquidity and Capital Resources

Cash

As of December 31, 2024, cash on hand was $6,753,403 compared to $5,673,994 at December 31, 2023. The increase was due to net cash provided by operating activities partially offset by investment in the acquisition of production equipment and additional purchases of marketable securities.

Working capital

At December 31, 2024, working capital was $8,245,712 compared to $7,633,016 at December 31, 2023, an increase of $612,696 or 8.0%. The increase was primarily due to the increase in cash noted above.

Cash from operations

Net cash provided by operating activities during 2024 was $2,369,815 and $2,281,279 during 2023. In addition to the net income generated, this included adjustments for depreciation and amortization of $474,458 and $469,790, and noncash stock-based compensation costs of $43,980 and $45,485 for the twelve months ended December 31, 2024, and 2023, respectively. The decrease in prepaid purchase orders was primarily related to inventory paid for in December 2023 and received in January 2024. Inventories, prepaid purchase orders and customer deposits primarily decreased due to continued efforts by the Company and our customers monitoring inventory very closely with emphasis on intra-quarter shipments.

Cash from investing activities

Cash of $499,805 and $453,671 was used in investing activities during the twelve months ended December 31, 2024 and 2023, respectively, for the acquisition of production equipment and the enclosure of our ceramic machining area in 2023. During 2024 we purchased additional marketable securities in the amount of $750,000 based on available free cash flow and our desire to earn higher returns.

Cash from financing activities

Cash of $49,149 and $97,367 for 2024 and 2023, respectively, was used in financing activities for principal payments to third parties for finance lease obligations.

Debt outstanding

Total debt outstanding was $0 at December 31, 2024 compared to $49,149 at December 31, 2023. The final finance lease payment was made during the third quarter of 2024.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2024, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and current expected credit losses, inventory allowances, property and equipment depreciable lives, patents and license useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates.

The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the expected collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our expected losses, our estimates of the recoverability of amounts due us could be adversely affected. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio.  Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances, and our gross profit could be adversely affected.

Inflation

While there was not a significant impact from inflation on our operations prior to 2023, we experienced increased costs during 2024 and 2023 that are expected to continue into 2025.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our balance sheets as of December 31, 2024, and 2023, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2024, and 2023, together with the Report of Independent Registered Public Accounting Firm thereon appear beginning on Page F-1.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We performed a review of our related procedures and controls and strengthened cross approval of various functions, including financial reporting and disclosure review controls by the Chief Financial Officer, to include the Chief Executive Officer and Audit Committee Chairperson where appropriate. We report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders scheduled to be held on June 17, 2025, and is incorporated herein by reference.

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

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, waiver of, any provision of this code of ethics by posting such information on our website at the address and location previously specified.

ITEM 11.EXECUTIVE COMPENSATION.

The information required by this item is included under the caption “Executive Compensation” in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders scheduled to be held on June 17, 2025, and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders scheduled to be held on June 17, 2025, and is incorporated herein by reference.

We have a Statement of Company Policy governing the purchase, sale, and/or other dispositions of our common stock. If a director, officer, or any employee has material non-public information relating to our Company, it is our policy that neither that person nor any related person may buy or sell securities of the Company.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders scheduled to be held on June 17, 2025, and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Registered Independent Public Accounting Firm for the years ended December 31, 2024, and 2023” in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders scheduled to be held on June 17, 2025, and is incorporated herein by reference.

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

23.1*	Consent of Independent Registered Public Accounting Firm.
24*	Power of Attorney.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
99.1*	Press Release dated February 14, 2025, entitled “SCI Engineered Materials, Inc., Reports 2024 Fourth Quarter and Full-Year Results”.
101

The Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2024 and December 31, 2023 (ii) Statements of Operations for the years ended December 31 2024 and 2023, (iii) Statement of Changes in Equity for the years ended December 31, 2024 and December 2023, (iv) Statements of Cash Flows for the years ended December 31, 2024 and 2023, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.
Date: February 14, 2025	By:	/s/ Jeremiah R. Young
Jeremiah R. Young, Director, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of February 2025.

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

*By:/s/ Jeremiah R. Young
Jeremiah R. Young, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SCI Engineered Materials, Inc.

Columbus, Ohio

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Columbus, Ohio

February 14, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

ASSETS

	December 31,	December 31,
	2024	2023

Current Assets
Cash and cash equivalents	$6,753,403	$5,673,994
Investments - marketable securities, short term	509,478	1,000,000
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	704,808	854,501
Tax - Employee Retention Credit	40,539	40,539
Other	29,941	15,607
Inventories, net	1,432,914	4,654,398
Prepaid purchase orders	83,932	1,123,980
Prepaid expenses	154,902	214,458
Total current assets	9,709,917	13,577,477

Property and Equipment, at cost
Machinery and equipment	8,755,422	8,677,446
Furniture and fixtures	178,307	129,476
Leasehold improvements	744,297	744,297
Construction in progress	226,002	52,097
	9,904,028	9,603,316
Less accumulated depreciation and amortization	(7,632,946)	(7,359,310)
Property and equipment, net	2,271,082	2,244,006

Other Assets
Investments, net - marketable securities, long term	2,249,000	994,478
Right of use asset, net	1,236,572	592,170
Other assets	66,394	78,289
Total other assets	3,551,966	1,664,937

TOTAL ASSETS	$15,532,965	$17,486,420

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS (continued)

DECEMBER 31, 2024 AND 2023

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	December 31,
	2024	2023

Current Liabilities
Finance lease obligations, current portion	$—	$49,149
Operating lease obligations, current portion	174,863	111,193
Accounts payable	419,209	385,489
Customer deposits	337,873	4,871,035
Accrued compensation	401,830	406,971
Accrued expenses and other	130,430	120,624
Total current liabilities	1,464,205	5,944,461

Deferred tax liability	121,649	69,846
Operating lease obligations, net of current portion	1,061,709	492,080
Total liabilities	2,647,563	6,506,387

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,568,127 and 4,530,207 shares issued and outstanding, respectively	10,706,323	10,662,343
Additional paid-in capital	2,233,384	2,233,384
Accumulated deficit	(54,305)	(1,915,694)
Total shareholders' equity	12,885,402	10,980,033

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,532,965	$17,486,420

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

Revenue	$22,870,192	$27,984,083

Cost of revenue	17,801,891	22,732,450

Gross profit	5,068,301	5,251,633

General and administrative expense	1,939,895	1,771,263

Research and development expense	564,576	501,937

Marketing and sales expense	519,064	484,185

Income from operations	2,044,766	2,494,248

Interest income, net	393,441	286,361

Income before provision for income taxes	2,438,207	2,780,609

Income tax expense	576,818	586,710

NET INCOME	$1,861,389	$2,193,899

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.41	$0.48
Diluted	$0.41	$0.48

Weighted average shares outstanding
Basic	4,551,763	4,528,948
Diluted	4,556,285	4,559,786

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024 AND 2023

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

Balance 12/31/2022	$10,618,435	$2,231,807	$(4,104,593)	$8,745,649

Adoption of ASU 2016-13 (Note 2N)	—	—	(5,000)	(5,000)

Stock based compensation expense (Note 2J)	—	1,577	—	1,577

Common stock issued (Note 8)	43,908	—	—	43,908

Net income	—	—	2,193,899	2,193,899

Balance 12/31/2023	$10,662,343	$2,233,384	$(1,915,694)	$10,980,033

Common stock issued (Note 8)	43,980	—	—	43,980

Net income	—	—	1,861,389	1,861,389

Balance 12/31/2024	$10,706,323	$2,233,384	$(54,305)	$12,885,402

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024 AND 2023

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,861,389	$2,193,899
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and accretion	469,525	465,333
Amortization of patents	4,933	4,457
Stock based compensation	43,980	45,485
Loss (gain) on disposal of equipment	1,555	(3,135)
Deferred taxes	51,803	221,010
Inventory reserve	(497)	(2,919)
Changes in operating assets and liabilities:
Accounts receivable	135,359	(14,808)
Inventories	3,221,981	(2,473,562)
Prepaid purchase orders	1,040,048	(1,123,980)
Prepaid expenses	59,556	(78,324)
Other assets	(7,038)	12,392
Accounts payable	33,720	(129,023)
Operating lease assets and liabilities, net	(11,103)	(9,448)
Customer deposits	(4,533,162)	3,045,440
Accrued liabilities	(2,234)	128,462
Net cash provided by operating activities	2,369,815	2,281,279

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	8,548	16,000
Purchases of marketable securities	(2,250,000)	(1,009,478)
Proceeds from maturities of marketable securities	1,500,000	989,265
Purchases of property and equipment	(499,805)	(453,671)
Net cash used in investing activities	(1,241,257)	(457,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations	(49,149)	(97,367)

NET INCREASE IN CASH	$1,079,409	$1,726,028

CASH - Beginning of year	5,673,994	3,947,966

CASH - End of period	$6,753,403	$5,673,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$706	$4,309
Income taxes	470,733	442,906

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	$6,900	$6,900

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.                 Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI”, “we” or the “Company”), an Ohio corporation, was incorporated in 1987. The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) thin film applications. The Company is focused on markets within the Photonics industry including Aerospace, Automotive, Defense, Glass, Optical Coatings, and Solar. Substantially, all revenues are generated from customers with multinational operations. The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

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

The Company uses an “expected credit loss” measurement objective for held-to-maturity securities at the time the financial asset is originated or acquired. The Company monitors the credit quality of debt securities classified as held-to-maturity using their respective credit ratings and updates them on a quarterly basis with the latest assessment completed during December 2024. Our allowance for credit losses were $1,000 and $15,000 at December 31, 2024 and 2023, respectively.  Expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments.

C.Fair Value of Financial Instruments - The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable (see Note 11).

D.Concentrations of Credit Risk - The Company’s cash balances, which are at times more than federally insured levels, are maintained at a large regional bank and a multinational investment bank and are continually monitored to minimize the risk of loss. The Company grants credit to most customers, who are varied in terms of size, geographic location, and financial strength. Customer balances are continually monitored to minimize the risk of loss.

The Company’s two largest customers accounted for 74% and 14% of total revenue in 2024. These two customers represented 70% of the accounts receivable trade balance at December 31, 2024, and the Company expects to collect all outstanding accounts receivable as of December 31, 2024, from these customers.

The Company’s two largest customers accounted for 78% and 11% of total revenue in 2023. These two customers represented 72% of the accounts receivable trade balance at December 31, 2023 and the

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.                 Summary of Significant Accounting Policies (continued)

Company subsequently collected all outstanding accounts receivable as of December 31, 2023 from these customers.

E.Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements which typically require payment within 30-60 days. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for doubtful accounts, which was $15,000 as of December 31, 2024, and 2023. This estimate is based upon management’s assessment of the expected collectability of specific customer accounts, the aging of the accounts receivable and reasonable supportable forecasts. Specific accounts are charged directly to the reserve or bad debt expense when management obtains evidence of a customer’s insolvency or otherwise determines that the account is uncollectible. There was no bad debt expense during 2024 and 2023 related to customers’ accounts receivable.

F.Inventories - Inventories are stated at the lower of cost or net realizable value on an acquired or internally produced lot basis, and consist of raw materials, work-in-process, and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory, lower of cost or net realizable value, and excess inventory quantities based on management’s estimate of net realizable value. The Company had an inventory reserve of $7,016 and $7,512 at December 31, 2024, and 2023, respectively.

G.Property and Equipment - Property and equipment are carried at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets. Useful lives range from three years on computer equipment to sixteen years on certain equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense totaled $469,525 and $465,333 for the years ended December 31, 2024, and 2023, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. During 2024, various assets totaling $17,138 with a net book value of $1,555 were considered impaired. During 2023, various assets totaling $22,478 with a net book value of $12,865 were considered impaired. This impairment is offset against gain on disposal of equipment in the Statement of Income.

H.Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present. If necessary, an impairment loss is recorded for the excess of carrying value over fair value. There were no intangible assets considered impaired during 2024 or 2023.

Costs incurred to secure patents have been capitalized and amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2024, was $85,516 and $26,986 respectively, and cost and accumulated amortization of the patents at December 31, 2023, was $85,516 and $22,054, respectively. Amortization expense related to patents was $4,933 and $4,457 for the years ended December 31, 2024, and 2023, respectively. Amortization expense is expected to be at least $4,933 for each of the next five years.

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

The Company considers collectability of amounts due under a contract to be probable upon inception of a sale based on an evaluation of the credit worthiness of each customer. The Company sells its products typically under agreements with payment terms of 30-60 days. The Company does not typically include extended payment terms or significant financing components in contracts with customers. The majority of the Company’s contracts have an obligation to transfer products within one year. Thus, the Company elects to use the practical expedient where incremental cost of obtaining a contract, such as commissions, is expensed when incurred because the amortization period for those costs is one year or less. The Company treats shipping and handling activities that occur after control of the product transfers as fulfillment activities and therefore does not account for shipping and handling costs as a separate performance obligation. Customer deposits are funds received in advance from customers and are recognized as revenue when the Company has transferred control of product to the customer. Product revenues are recognized upon shipment of goods as the customer has assumed the significant risks and rewards of ownership and the Company is entitled to payment at this point. Service revenues are recognized upon completion as the customer cannot realize the benefit of the service until it is fully completed.

During 2024 and 2023, revenue from the PVD industry exceeded 99% of total revenue. The balance of the revenue was from the solar market. The top two customers represented 88% and 89% of total revenue during 2024 and 2023, respectively. International shipments resulted in 1% of total revenue during 2024 and 2023.

J.Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Noncash stock-based compensation expense was $43,980 and $45,485 for the years ended December 31, 2024 and 2023, respectively. Unrecognized compensation expense was $0 as of December 31, 2024.

K.Research and Development - Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 2024 and 2023, was $564,576 and $501,937, respectively. Consistent with our growth strategy, we have identified niche markets that can benefit from our expertise in custom powder solutions, such as near-infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

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

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we will not be able to realize our deferred tax assets in the future, we would make an adjustment to the deferred tax asset valuation allowance, which would increase the provision for income taxes.

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

O.Employee Retention Credit (“ERC”) - The Company qualified for federal government assistance through ERC provisions of the Consolidated Appropriations Act of 2021 during 2021 and 2020. The purpose of the ERC was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. This credit was recorded in the Statement of Income as an offset to payroll costs in their respective expense lines. A balance of $40,539 appears as a tax receivable on the balance sheets at December 31, 2024 and 2023.

Note 3.                 Investments

Money market funds, where quoted prices are available in an active market, are classified within level 1 of the valuation hierarchy. The Company invested in a money market fund which had a fair value of $3,192,705 and $3,035,547 at December 31, 2024 and 2023, respectively. This is valued at original cost plus interest and is included in Cash and cash equivalents on the balance sheet.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.                 Investments (continued)

As of December 31, 2024 and December 31, 2023, the Company held investments in corporate bonds and U.S. government securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds and government securities are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At December 31, 2024, the length of time until maturity of the bonds currently owned ranged from 5 months to 47 months. The amortized cost, allowance for credit losses, fair value, and the related unrecognized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
December 31, 2024
Corporate bonds	$2,250,000	$(6,097)	$—	$2,243,903
U.S. government treasuries	509,478	—	7,662	517,140
Total investments	$2,759,478	$(6,097)	$7,662	$2,761,042

Allowance for credit losses	(1,000)
Total investments, net	$2,758,478

December 31, 2023
Corporate bonds	$1,500,000	$(9,078)	$—	$1,490,922
U.S. government treasuries	509,478	(1,786)	—	507,692
Total investments	$2,009,478	$(10,864)	$—	$1,998,614

Allowance for credit losses	(15,000)
Total investments, net	$1,994,478

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The Company monitors the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and updates them on a quarterly basis with the latest assessment completed during December 2024. Our allowance for credit losses was $1,000 and $15,000 at December 31, 2024 and 2023, respectively. Expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.                 Inventories

Inventories consist of the following at December 31:

	2024	2023
Raw materials	$291,890	$3,222,642
Work-in-process	895,373	1,240,067
Finished goods	252,667	199,201
	1,439,930	4,661,910
Inventory reserve	(7,016)	(7,512)
	$1,432,914	$4,654,398

Note 5.                 Line of Credit

The Company renewed its line of credit with Fifth Third Bank for $1 million during 2024. The line of credit bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. This line of credit has a maturity date of August 29, 2025. No amounts were drawn on this line of credit during 2024 or 2023.

Note 6.                 Operating Lease Obligations

The Company entered into an operating lease with a third party on March 18, 2014, for its headquarters in Columbus, Ohio. The lease had a maturity date of November 30, 2024. During 2024, the Company modified its operating lease, which included changes to the lease terms and adjustments to the lease payments. The Company extended the lease period for an additional five years with a new maturity date of November 30, 2029. The terms of the lease include monthly payments ranging from $24,700 to $28,900. The modifications did not result in a change in the classification of the lease, which continues to be classified as an operating lease. The lease liability was remeasured using the discount rate as of the effective date of the modification. The right of use asset was adjusted by the amount of the remeasurement of the lease liability. Therefore, an increase to the right of use asset and operating lease liabilities totaling $750,799 has been reflected in the accompanying financial statements for the year ended December 31, 2024. There are no restrictions or covenants associated with the lease. The lease costs were approximately $132,000 and $115,000 during the years ended December 31, 2024 and 2023, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of December 31, 2024, assuming the lease renews at the current terms:

2025	$297,877
2026	309,793
2027	322,184
2028	335,072
2029	318,374
Total minimum lease payments	1,583,300
Less debt discount	346,728
Total operating lease obligations	$1,236,572

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.                 Operating Lease Obligations (continued)

	2024		2023
Right of use asset obtained in exchange for lease liability	$1,249,923		$508,766
Operating cash outflows from operating leases - year-to-date	117,499		105,539
Weighted average remaining lease term – operating leases	4.9	years	5.9	years
Weighted average discount rate – operating leases	8.5%		5.5%

Note 7.                 Finance Leases

The Company previously acquired certain equipment under finance leases. The final payment for the only existing lease was made during the third quarter of 2024.

The equipment under finance lease at December 31 is included in the accompanying balance sheets as follows:

	December 31, 2024	December 31, 2023
Machinery and equipment	$—	$306,973
Less accumulated depreciation and amortization	—	107,440
Net book value	$—	$199,533

These assets were amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense. Finance lease costs totaled $49,149 and $97,367 for the years ended December 31, 2024 and 2023, respectively. The finance leases were structured such that ownership of the leased asset reverted to the Company at the end of the lease term. Accordingly, leased assets are depreciated using the Company’s normal depreciation methods and lives. Ownership of certain assets was transferred to the Company in accordance with the terms of the leases and these assets have been excluded from the leased asset disclosure above.

Note 8.                Common and Preferred Stock

Common Stock

Employees received compensation of 8,709 and 10,683 aggregate shares of common stock of the Company during 2024 and 2023, respectively. These shares had an aggregate value of $43,980 and $43,908 for 2024 and 2023, respectively, and were recorded as non-cash stock compensation expense in the financial statements.

During 2024, 35,359 stock options were exercised by employees via cashless exercise, which included 15,116 options exercised at $1.25 per share and 20,243 options exercised at $0.84 per share.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.                Common and Preferred Stock (continued)

Preferred Stock

Shares of Preferred Stock authorized and outstanding at December 31, 2024 and 2023, were as follows:

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

Employee stock options outstanding at December 31:

	2024	2023
Options outstanding	5,945	41,304

The following is provided to reconcile the earnings per share calculations:

	2024	2023
Net income	$1,861,389	$2,193,899

Weighted average common shares outstanding - basic	4,551,763	4,528,948

Effect of dilution - stock options	4,522	30,838
Weighted average shares outstanding - diluted	4,556,285	4,559,786

Note 9.                 Stock Option Plans

On June 10, 2011, shareholders approved the SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company adopted the 2011 Plan as an incentive to key employees, directors, and consultants under which options to purchase up to 250,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.                 Stock Option Plans (continued)

employees, consultants, or advisors rendering services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. The Plan expired, and no additional stock options may be granted. As of December 31, 2024, there were 5,945 stock options outstanding from the 2011 Plan which expire in May 2028.

On June 9, 2006, shareholders approved the Superconductive Components, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The Company adopted the 2006 Plan as an incentive to key employees, directors, and consultants under which options to purchase up to 600,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees and to consultants and advisors who render services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. The 2006 Plan expired, and no additional stock options may be granted. As of December 31, 2023, there were 20,243 stock options outstanding from the 2006 Plan and all were exercised during 2024.

The cumulative status of options granted and outstanding at December 31, 2024 and 2023, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2023	41,304	$1.05
Outstanding at December 31, 2023	41,304	$1.05
Exercised	(35,359)	1.02
Outstanding at December 31, 2024	5,945	$1.25
Options exercisable at December 31, 2023	41,304	$1.05
Options exercisable at December 31, 2024	5,945	$1.25

The exercise price for options outstanding was $1.25 at December 31, 2024. Exercise prices for options outstanding ranged from $0.84 to $1.25 and the weighted average option price was $1.05 at December 31, 2023. The weighted average remaining contractual life was 3.6 years and 3.4 years at December 31, 2024, and 2023, respectively. There were no nonvested stock options at December 31, 2024 and 2023.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10.               Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2024	2023
Deferred tax assets (liabilities)
Stock based compensation	$—	$164,962
Allowance for doubtful accounts	3,162	3,162
Reserve for obsolete inventories	1,479	1,584
Allowance for credit losses	211	2,108
R&E Section 174 expense capitalization	218,926	148,859
Reserve for asset retirement	21,706	20,251
Property and equipment	(367,133)	(410,772)
Total	$(121,649)	$(69,846)

For the years ended December 31, 2024, and 2023, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2024	2023
Federal statutory rate	21.0%	21.0%
State/city tax	1.7	1.2
Non-deductible expense	0.0	0.2
Other adjustments	0.9	(0.7)
Effective rate	23.6%	21.7%

Components of the income tax provision are as follows:

	2024	2023
Current:
Federal	$483,560	$306,595
State and local	41,456	59,105
Total current	525,016	365,700
Deferred:
Federal	50,921	212,900
State and local	881	8,110
Total deferred	51,802	221,010
Total	$576,818	$586,710

The Company follows guidance issued by the Financial Accounting Standards Board (“FASB ASC 740”) with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10.               Income Taxes (continued)

benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2024 and 2023. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2021 through 2024 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

●	The fair values of cash and cash equivalents, trade receivables, accounts payable, short-term notes payable and finance lease obligations and current maturities of long-term notes payable and finance lease obligations: Amounts are reported at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments.
●	Long-term note payable and finance lease obligations: Amounts reported in the balance sheet at December 31, 2023, approximate fair value as the interest rates on the obligations were 4.2%, which approximates current fair market rates at that time.

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2023	$89,168

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	6,900
Balance at December 31, 2023	$96,068

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	6,900
Balance at December 31, 2024	$102,968