Form 10-Q
period 2025-03-31
SCI Engineered Materials, Inc.
filed 2025-05-02
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

4,568,127 shares of Common Stock, without par value, were outstanding at May 1, 2025.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024	3

	Statements of Income for the Three months ended March 31, 2025 and 2024 (unaudited)	5

	Statements of Shareholders’ Equity for the Three months ended March 31, 2025 and 2024 (unaudited)	6

	Statements of Cash Flows for the Three months ended March 31, 2025 and 2024 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	19

Signatures		20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2025	2024
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$7,353,420	$6,753,403
Investments - marketable securities, short term	509,478	509,478
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	618,991	704,808
Tax - Employee Retention Credit	40,539	40,539
Other	39,138	29,941
Inventories, net	1,191,064	1,432,914
Prepaid purchase orders	27,034	83,932
Prepaid expenses	115,988	154,902
Total current assets	9,895,652	9,709,917

Property and Equipment, at cost
Machinery and equipment	8,744,428	8,755,422
Furniture and fixtures	178,307	178,307
Leasehold improvements	744,297	744,297
Construction in progress	307,790	226,002
	9,974,822	9,904,028
Less accumulated depreciation and amortization	(7,723,048)	(7,632,946)
Property and equipment, net	2,251,774	2,271,082

Other Assets
Investments, net - marketable securities, long term	2,499,000	2,249,000
Right of use asset, net	1,195,470	1,236,572
Other assets	65,160	66,394
Total other assets	3,759,630	3,551,966

TOTAL ASSETS	$15,907,056	$15,532,965

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2025	2024
	(UNAUDITED)
Current Liabilities
Operating lease obligations, current portion	$184,183	$174,863
Accounts payable	458,277	419,209
Customer deposits	538,035	337,873
Accrued compensation	163,136	401,830
Accrued expenses and other	151,230	130,430
Total current liabilities	1,494,861	1,464,205

Deferred tax liability	205,789	121,649
Operating lease obligations, net of current portion	1,011,287	1,061,709
Total liabilities	2,711,937	2,647,563

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,568,127 shares issued and outstanding, respectively	10,706,323	10,706,323
Additional paid-in capital	2,233,384	2,233,384
Retained earnings (accumulated deficit)	255,412	(54,305)
Total shareholders' equity	13,195,119	12,885,402

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,907,056	$15,532,965

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Revenue	$3,500,232	$8,403,095

Cost of revenue	2,427,418	6,987,979

Gross profit	1,072,814	1,415,116

General and administrative expense	547,821	482,261

Research and development expense	102,267	185,235

Marketing and sales expense	120,187	129,352

Income from operations	302,539	618,268

Interest income, net	98,130	87,056

Income before provision for income taxes	400,669	705,324

Income tax expense	90,952	160,000

NET INCOME	$309,717	$545,324

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.07	$0.12
Diluted	$0.07	$0.12

Weighted average shares outstanding
Basic	4,568,127	4,534,801
Diluted	4,572,491	4,567,707

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

		Additional
	Common	Paid-In	Retained Earnings
	Stock	Capital	(Accumulated Deficit)	Total

Balance 12/31/2024	$10,706,323	$2,233,384	$(54,305)	$12,885,402

Net income	—	—	309,717	309,717

Balance 3/31/2025	$10,706,323	$2,233,384	$255,412	$13,195,119

Balance 12/31/2023	$10,662,343	$2,233,384	$(1,915,694)	$10,980,033

Common stock issued (Note 5)	43,980	—	—	43,980

Net income	—	—	545,324	545,324

Balance 3/31/2024	$10,706,323	$2,233,384	$(1,370,370)	$11,569,337

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$309,717	$545,324
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and accretion	104,369	125,544
Amortization of patents	1,233	1,233
Stock based compensation	—	43,980
Deferred taxes	84,140	76,545
Inventory reserve	510	510
Changes in operating assets and liabilities:
Accounts receivable	76,619	(224,900)
Inventories	241,340	968,847
Prepaid purchase orders	56,898	1,106,146
Prepaid expenses	38,914	63,003
Other assets	—	(14,000)
Accounts payable	39,068	(33,544)
Operating lease assets and liabilities, net	—	(3,028)
Customer deposits	200,162	(2,442,538)
Accrued liabilities	(219,617)	(224,816)
Net cash provided by (used in) operating activities	933,353	(11,694)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(750,000)	(500,000)
Proceeds from maturities of marketable securities	500,000	500,000
Purchases of property and equipment	(83,336)	(176,534)
Net cash used in investing activities	(333,336)	(176,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations	—	(20,439)

NET INCREASE (DECREASE) IN CASH	600,017	(208,667)

CASH - Beginning of year	6,753,403	5,673,994

CASH - End of period	$7,353,420	$5,465,327

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$447

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	$1,725	$1,725

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2024. Interim results are not necessarily indicative of results for the full year.

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

Revenue from the photonics industry exceeded 99% of total revenue during the three months ended March 31, 2025 and 2024. The top two customers represented 80% and 92% of total revenue for the three months ended March 31, 2025 and 2024, respectively. The Company sells multiple products to its top two customers. International shipments were 1% of total revenue for the three months ended March 31, 2025 and 2024.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.  Summary of Significant Accounting Policies (continued)

Contract assets – The following table presents changes in the Company’s contract assets during the three months ended March 31, 2025 and 2024:

	Balance at beginning of period	Billings	Payments received	Balance at end of period
Three months ended March 31, 2025
Accounts receivable	$704,808	$3,500,232	$(3,586,049)	$618,991

Three months ended March 31, 2024
Accounts receivable	$854,501	$8,403,095	$(8,189,960)	$1,067,636

Customer deposits – Amounts that have been invoiced are recognized in accounts receivable, customer deposits or revenue, depending on whether the revenue recognition criteria have been met. Customer deposits represent amounts billed for which revenue has not yet been recognized. Customer deposits typically relate to uncompleted purchase orders which have been partially paid for by customers prior to performance of those services or transfer of control of the product. The following table presents changes in contract liabilities during the three months ended March 31, 2025 and 2024:

	Balance at beginning of period	Billings	Recognized revenue	Balance at end of period
Three months ended March 31, 2025
Contract Liabilities: Customer deposits	$337,873	$2,146,158	$(1,945,996)	$538,035

Three months ended March 31, 2024
Contract Liabilities: Customer deposits	$4,871,035	$4,025,029	$(6,467,566)	$2,428,498

Employee Retention Credit (ERC) - The Company qualified for federal government assistance through Employee Retention Credit provisions of the Consolidated Appropriations Act of 2021 during 2021 and 2020. The purpose of the Employee Retention Credit was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. These funds were recorded in the Statements of Income as an offset to payroll costs in their respective expense lines and as a tax receivable on the balance sheets.  A balance of $40,539 appears as a tax receivable on the balance sheets at March 31, 2025 and December 31, 2024. The Company received the full ERC balance, plus interest of $6,650 in April of 2025.

Note 3.  Recent Accounting Pronouncements

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2025. Applicable pronouncements are adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements. Management does not believe there are other significant accounting pronouncements which have had or will have a material impact on the Company’s financial statements.

Note 4.  Investments

Money market funds, where quoted prices are available in an active market, are classified within level 1 of the valuation hierarchy.  The Company invested in a money market fund which had a fair value of $4,740,067 and $3,192,705 at March 31, 2025 and December 31, 2024, respectively. This is valued at original cost plus interest and is included in Cash and cash equivalents on the balance sheet.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.  Investments (continued)

As of March 31, 2025 and December 31, 2024, the Company held investments in corporate bonds rated A- or higher, and U.S. government securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds and government securities are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At March 31, 2025, the length of time until maturity of the bonds currently owned ranged from 1 to 44 months. The amortized cost, allowance for credit losses, fair value, and the related unrecognized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
March 31, 2025
Corporate bonds	$2,500,000	$(4,475)	$—	$2,495,525
U.S. government treasuries	509,478	—	9,549	519,027
Total investments	$3,009,478	$(4,475)	$9,549	$3,014,552

Allowance for credit losses	(1,000)
Total investments, net	$3,008,478

December 31, 2024
Corporate bonds	$2,250,000	$(6,097)	$—	$2,243,903
U.S. government treasuries	509,478	—	7,662	517,140
Total investments	$2,759,478	$(6,097)	$7,662	$2,761,043

Allowance for credit losses	(1,000)
Total investments, net	$2,758,478

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The Company monitors the credit quality of debt securities classified as held-to-maturity using their respective credit ratings and updates them on a quarterly basis with the latest assessment completed on March 31, 2025. Our allowance for credit losses was $1,000 at March 31, 2025 and December 31, 2024, respectively. Expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments.

Note 5.  Common Stock and Stock Options

Stock based compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Employees received compensation of 8,709 aggregate shares of common stock of the Company during the three months ended March 31, 2024. These shares had an aggregate value of $43,980 and were recorded as non-cash stock compensation expense in the financial statements for the three months ended March 31, 2024. There was $0 stock based compensation expense for the same period in 2025.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at March 31, 2025 and December 31, 2024, as well as any options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2024	41,304	$1.05
Exercised	(35,359)	$1.02
Outstanding at December 31, 2024	5,945	$1.25
Outstanding at March 31, 2025	5,945	$1.25
Options exercisable at December 31, 2024	5,945	$1.25
Options exercisable at March 31, 2025	5,945	$1.25

Exercise price for options was $1.25 at March 31, 2025, with a contractual life of 3.1 years.

Note 6.  Inventories

Inventories consisted of the following:

	2025	2024
Raw materials	$260,379	$291,890
Work-in-process	648,980	895,373
Finished goods	289,231	252,667
	1,198,590	1,439,930
Inventory reserve	(7,526)	(7,016)
	$1,191,064	$1,432,914

Note 7.  Earnings Per Share

Basic income per share is calculated as net income divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as net income divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. Any common stock options listed in Note 5 that were out-of-the-money or anti-dilutive were excluded from diluted earnings per share. The following is provided to reconcile the earnings per share calculations:

	Three months ended March 31,
	2025	2024
Net income	$309,717	$545,324

Weighted average common shares outstanding - basic	4,568,127	4,534,801

Effect of dilution - stock options	4,364	32,906
Weighted average shares outstanding - diluted	4,572,491	4,567,707

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.  Line of Credit

The Company renewed its line of credit with Fifth Third Bank for $1 million during 2024. This line of credit has a maturity date of August 29, 2025 and bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. No amounts were drawn on this line of credit as of March 31, 2025.

Note 9.  Income Taxes

The provision for income taxes for the three months ended March 31, 2025 and 2024 is based on our projected annual effective tax rate, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The effective tax rate was 22.7% for the three months ended March 31, 2025 and 2024. The difference between the effective tax rate and the marginal rate is primarily due to the effect of state and local taxes.

The following table presents the income tax expense:

	Three months ended March 31,
	2025	2024
Federal	$84,140	$148,000
State and local	6,812	12,000
	$90,952	$160,000

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Accordingly, management determined that no valuation allowance was necessary at March 31, 2025. The deferred tax liability was $205,789 at March 31, 2025 and $121,649 at December 31, 2024.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease include monthly payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. During the third quarter of 2024, the Company modified its operating lease, which included changes to the lease terms and adjustments to the lease payments. The Company extended the lease period for an additional five years with a new maturity date of November 30, 2029. The terms of the lease include monthly payments ranging from $24,700 to $28,900. The modifications did not result in a change in the classification of the lease, which continues to be classified as an operating lease. The lease liability was remeasured using the discount rate as of the effective date of the modification. The right of use asset was adjusted by the amount of the remeasurement of the lease liability. There are no restrictions or covenants associated with the lease. The lease costs were approximately $74,200 and $29,200 for the three months ended March 31, 2025 and 2024, respectively. Additionally, the variable lease costs were approximately $18,600 and $15,600 for the three months ended March 31, 2025 and 2024, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of March 31, 2025:

2025	$223,656
2026	309,793
2027	322,184
2028	335,072
2029	318,374
Total minimum lease payments	1,509,079
Less debt discount	313,609
Total operating lease obligations	$1,195,470

	2025		2024
Operating cash outflows from operating leases - year-to-date	$41,103		$27,869
Weighted average remaining lease term – operating leases	4.7	years	5.7	years
Weighted average discount rate – operating leases	8.5%		5.5%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2024.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Executive Summary

For the three months ended March 31, 2025, we had total revenue of $3,500,232 compared to $8,403,095 for the three months ended March 31, 2024. The combination of product mix, lower raw material costs and less volume contributed to the decrease in total revenue.

Gross profit was $1,072,814 for the three months ended March 31, 2025, compared to $1,415,116 for the same three months in 2024. Gross profit as a percentage of revenue (gross margin) was 30.6% and 16.8% for the three months ended March 31, 2025 and 2024, respectively. While lower raw material costs and lower volume were key factors in the decrease in gross profit, gross margin benefited from lower raw material costs.

Operating expenses were $770,275 and $796,848 for the three months ended March 31, 2025, and 2024.

Income from operations was $302,539 and $618,268 for the three months ended March 31, 2025, and 2024, respectively. Lower operating expenses partially offset lower gross profit compared to the same period last year.

The Company continues to invest in developing innovative applications. For example, electrically conductive Indium Tin Oxide with a density of 99% is being introduced in several of our markets. Our Boron Carbide Armor and Enriched Boron Carbide products are particularly valued in the defense and aerospace markets since they are manufactured domestically. New initiatives are also being pursued that utilize our vacuum hot presses, cold isostatic press, and kilns for increased production and development projects, including specialty diffusion bonding processes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Several issues are currently impacting national and global market conditions. First, increased political uncertainties, including recently announced international tariffs, are particularly affecting multinational customers. Second, inflation continues to impact labor, raw material costs and transportation expenses. We seek to pass these increases on to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Third, supply chain disruptions are adversely impacting customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding sourcing of raw materials or product shipments; however, timely deliveries and sourcing of certain materials is of increased concern and may be influenced by the  changes in international tariffs and perceptions regarding such changes. We are actively maintaining contact with our suppliers and customers, identifying additional suppliers, and adapting to our customers’ specific circumstances and forecasts.

RESULTS OF OPERATIONS

Three months ended March 31, 2025 (unaudited) compared to three months ended March 31, 2024 (unaudited):

Revenue

For the three months ended March 31, 2025, we had total revenue of $3,500.232 compared to $8,403,095 for the three months ended March 31, 2024. The combination of product mix, lower raw material costs and lower volume contributed to the decrease in total revenue.

Gross profit

Gross profit was $1,072,814 for the three months ended March 31, 2025, compared to $1,415,116 for the same three months in 2024. Gross profit as a percentage of revenue (gross margin) was 30.6% and 16.8% for the three months ended March 31, 2025 and 2024, respectively. While lower raw material costs and lower volume were  key factors in the decrease in gross profit, gross margin benefited from lower raw material costs.

General and administrative expense

General and administrative expense for the three months ended March 31, 2025, and 2024, was $547,821 and $482,261, respectively, an increase of 13.6%. The increase is attributed to increased staff and compensation, higher professional fees, and Information Technology consulting services, in the aggreate of $44,846, plus higher rent expense of $10,538 versus the first quarter of 2024.

Research and development expense

Research and development expense for the three months ended March 31, 2025, was $102,267, compared to $185,235 for the same period in 2024, a decrease of 44.8%. This decrease was due to fewer research materials and supplies of $62,447, and lower compensation and benefits of $23,898. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these products which involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $120,187 and $129,352 for the three months ended March 31, 2025, and 2024, respectively, a decrease of 7.1%. Travel expenses were $8,835 lower, while compensation and benefits expense decreased $3,334 during the three months ended March 31, 2025, compared to the same period in 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Stock compensation expense

Stock-based compensation costs were $0 and $43,980 for the three months ended March 31, 2025 and 2024, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.

Interest

Net interest income was $98,130, and $87,056 for the three months ended March 31, 2025, and 2024, respectively. The increase was primarily due to higher cash and cash equivalents plus approximately $3.0 million investment in marketable securities. Interest expense related to finance lease obligations was $0 and $1,486 for the three months ended March 31, 2025 and 2024, respectively.

Income taxes

Income tax expense was $90,952, and $160,000 for the three months ended March 31, 2025, and 2024, respectively. The effective tax rate was 22.7% for the three months ended March 31, 2025, and 2024. The deferred tax liability was $205,789 at March 31, 2025 and $121,649 at December 31, 2024.

Net income

Net income for the three months ended March 31, 2025, and 2024, was $309,717, and $545,324, respectively. Lower gross profit, slightly offset by lower operating expenses, contributed to the decrease.

Liquidity and Capital Resources

Cash and cash equivalents

As of March 31, 2025, cash and cash equivalents were $7,353,420 compared to $6,753,403 at December 31, 2024. Additionally, we had investments of $3,009,478 and $2,759,478 in marketable securities at March 31, 2025 and December 31, 2024.

Working capital

At March 31, 2025, working capital was $8,400,791 compared to $8,245,712 at December 31, 2024, an increase of $155,079, or 1.9%. Cash increased $600,017, accounts receivable-trade decreased $85,817, inventories decreased $241,850, prepaid purchase orders decreased $56,898. In addition, customer deposits increased $200,162 and accrued compensation and other expenses decreased $219,617.

Cash from operations

Net cash provided by operating activities during the three months ended March 31, 2025, was $933,353, and net cash used in operating activities was $11,694 for the three months ended March 31, 2024. In addition to the net income generated in each period, these amounts included depreciation and amortization of $105,602 and $126,777, and noncash stock-based compensation costs of $0 and $43,980 for the three months ended March 31, 2025, and 2024, respectively. The changes in inventories and prepaid purchase orders compared to December 31, 2024, were related to lower raw material costs during the first three months of 2025. Customers continue to adapt to external economic and market issues, while monitoring their inventory very closely with continued emphasis on intra-quarter shipments while also attempting to minimize their inventory at quarter end.

Cash from investing activities

Cash of $83,336 and $176,534 was used in investing activities for the acquisition of production equipment during the three months ended March 31, 2025 and 2024, respectively. Continued reinvestments in marketable securities has been based on free cash flow and opportunities to earn higher returns.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from financing activities

Cash of $0 and $20,439 was used in financing activities for principal payments to third parties for finance lease obligations during the three months ended March 31, 2025 and 2024, respectively.

Debt outstanding

Total debt outstanding was $0 at March 31, 2025 and December 31, 2024.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts and current expected credit losses, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances, and our gross margin could be adversely affected. The tax valuation allowance is based on our consideration of new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. If we were to determine not to be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, changes in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Item 4.  Controls and Procedures (continued)

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

Inherent Limitations over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2025, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures after the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	*	Press Release dated May 2, 2025 entitled “SCI Engineered Materials, Inc., Reports 2025 First Quarter Results.”

101	*

The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2025 and December 31, 2024, (ii) Statements of Income for the three months ended March 31 2025 and 2024, (iii)  Statement of Changes in Equity for the three months ended March 31, 2025 and 2024, (iv) Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (v) Notes to Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 2, 2025	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President, and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)