Form 10-Q
period 2025-06-30
SCI Engineered Materials, Inc.
filed 2025-08-01
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

4,578,979 shares of Common Stock, without par value, were outstanding at July 31, 2025.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024	3

	Statements of Income for the Three and Six months ended June 30, 2025 and 2024 (unaudited)	5

	Statements of Shareholders’ Equity for the Three and Six months ended June 30, 2025 and 2024 (unaudited)	6

	Statements of Cash Flows for the Six months ended June 30, 2025 and 2024 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	19

Signatures		20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2025	2024
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$7,970,668	$6,753,403
Investments - marketable securities, short term	—	509,478
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	602,895	704,808
Tax - Employee Retention Credit	—	40,539
Other	24,271	29,941
Inventories, net	1,077,722	1,432,914
Prepaid purchase orders	142,565	83,932
Prepaid expenses	65,969	154,902
Total current assets	9,884,090	9,709,917

Property and Equipment, at cost
Machinery and equipment	9,033,694	8,755,422
Furniture and fixtures	178,307	178,307
Leasehold improvements	744,297	744,297
Construction in progress	132,334	226,002
	10,088,632	9,904,028
Less accumulated depreciation and amortization	(7,810,882)	(7,632,946)
Property and equipment, net	2,277,750	2,271,082

Other Assets
Investments, net - marketable securities, long term	3,249,000	2,249,000
Right of use asset, net	1,152,790	1,236,572
Other assets	63,927	66,394
Total other assets	4,465,717	3,551,966

TOTAL ASSETS	$16,627,557	$15,532,965

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2025	2024
	(UNAUDITED)
Current Liabilities
Operating lease obligations, current portion	$193,566	$174,863
Accounts payable	536,914	419,209
Customer deposits	858,124	337,873
Accrued compensation	209,158	401,830
Accrued expenses and other	141,260	130,430
Total current liabilities	1,939,022	1,464,205

Deferred tax liability	122,527	121,649
Operating lease obligations, net of current portion	959,224	1,061,709
Total liabilities	3,020,773	2,647,563

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,578,979 and 4,568,127 shares issued and outstanding, respectively	10,753,529	10,706,323
Additional paid-in capital	2,233,384	2,233,384
Retained earnings (accumulated deficit)	619,871	(54,305)
Total shareholders' equity	13,606,784	12,885,402

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,627,557	$15,532,965

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$3,609,304	$5,532,710	$7,109,536	$13,935,805

Cost of revenue	2,451,147	4,153,771	4,878,565	11,141,750

Gross profit	1,158,157	1,378,939	2,230,971	2,794,055

General and administrative expense	549,540	467,573	1,097,361	949,834

Research and development expense	107,374	174,630	209,641	359,865

Marketing and sales expense	145,436	151,538	265,623	280,890

Income from operations	355,807	585,198	658,346	1,203,466

Interest income, net	115,680	96,461	213,810	183,517

Income before provision for income taxes	471,487	681,659	872,156	1,386,983

Income tax expense	107,028	155,153	197,980	315,153

NET INCOME	$364,459	$526,506	$674,176	$1,071,830

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.08	$0.12	$0.15	$0.24
Diluted	$0.08	$0.12	$0.15	$0.23

Weighted average shares outstanding
Basic	4,574,686	4,539,549	4,571,425	4,537,175
Diluted	4,578,926	4,569,288	4,575,729	4,566,831

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

		Additional
	Common	Paid-In	Retained Earnings
	Stock	Capital	(Accumulated Deficit)	Total
Balance 12/31/2024	$10,706,323	$2,233,384	$(54,305)	$12,885,402

Net income	—	—	309,717	309,717

Balance 3/31/2025	$10,706,323	$2,233,384	$255,412	$13,195,119

Common stock issued (Note 5)	47,206	—	—	47,206

Net income	—	—	364,459	364,459

Balance 6/30/2025	$10,753,529	$2,233,384	$619,871	$13,606,784

Balance 12/31/2023	$10,662,343	$2,233,384	$(1,915,694)	$10,980,033

Common stock issued (Note 5)	43,980	—	—	43,980

Net income	—	—	545,324	545,324

Balance 3/31/2024	$10,706,323	$2,233,384	$(1,370,370)	$11,569,337

Net income	—	—	526,506	526,506

Balance 6/30/2024	$10,706,323	$2,233,384	$(843,864)	$12,095,843

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$674,176	$1,071,830
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and accretion	211,740	253,262
Amortization of patents	2,466	2,466
Stock based compensation	47,206	43,980
Loss on disposal of equipment	497	—
Deferred taxes	878	16,339
Inventory reserve	680	1,020
Changes in operating assets and liabilities:
Accounts receivable	148,122	(331,179)
Inventories	354,512	2,197,209
Prepaid purchase orders	(58,633)	1,118,572
Prepaid expenses	88,933	81,845
Other assets	—	(14,000)
Accounts payable	117,705	443,374
Operating lease assets and liabilities, net	—	(6,056)
Customer deposits	520,251	(3,921,817)
Accrued liabilities	(185,292)	(109,342)
Net cash provided by operating activities	1,923,241	847,503

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(2,000,000)	(1,000,000)
Proceeds from maturities of marketable securities	1,509,478	1,000,000
Purchases of property and equipment	(215,454)	(287,926)
Net cash used in investing activities	(705,976)	(287,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations	—	(41,095)

NET INCREASE IN CASH	1,217,265	518,482

CASH - Beginning of year	6,753,403	5,673,994

CASH - End of period	$7,970,668	$6,192,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$678
Income taxes	194,228	220,869

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	$3,450	$3,450

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

Revenue from the photonics industry exceeded 99% of total revenue during the six months ended June 30, 2025 and 2024. The top two customers represented 83% and 89% of total revenue for the six months ended June 30, 2025 and 2024, respectively. The Company sells multiple products to its top two customers. International shipments were 1% and 2% of total revenue for the six months ended June 30, 2025 and 2024.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.  Summary of Significant Accounting Policies (continued)

Contract assets – The following table presents changes in the Company’s contract assets during the six months ended June 30, 2025 and 2024:

	Balance at beginning of period	Billings	Payments received	Balance at end of period
Six months ended June 30, 2025
Accounts receivable	$704,808	$7,109,536	$(7,211,449)	$602,895

Six months ended June 30, 2024
Accounts receivable	$854,501	$13,935,805	$(13,612,237)	$1,178,069

Customer deposits – Amounts that have been invoiced are recognized in accounts receivable, customer deposits or revenue, depending on whether the revenue recognition criteria have been met. Customer deposits represent amounts billed for which revenue has not yet been recognized. Customer deposits typically relate to uncompleted purchase orders which have been partially paid for by customers prior to performance of those services or transfer of control of the product. The following table presents changes in contract liabilities during the six months ended June 30, 2025 and 2024:

	Balance at beginning of period	Billings	Recognized revenue	Balance at end of period
Six months ended June 30, 2025
Contract Liabilities: Customer deposits	$337,873	$4,757,749	$(4,237,498)	$858,124

Six months ended June 30, 2024
Contract Liabilities: Customer deposits	$4,871,035	$6,410,202	$(10,332,019)	$949,218

Employee Retention Credit (ERC) - The Company qualified for federal government assistance through Employee Retention Credit provisions of the Consolidated Appropriations Act of 2021 during 2021 and 2020. The purpose of the Employee Retention Credit was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. These funds were recorded in the Statements of Income as an offset to payroll costs in their respective expense lines and as a tax receivable on the balance sheets.  A balance of $40,539 appears as a tax receivable on the balance sheet December 31, 2024. The Company received the full ERC balance, plus interest of $6,650 in April of 2025.

Note 3.  Recent Accounting Pronouncements

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended June 30, 2025. Applicable pronouncements are adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements. Management does not believe there are other significant accounting pronouncements which have had or will have a material impact on the Company’s financial statements.

Note 4.  Investments

Money market funds, where quoted prices are available in an active market, are classified within level 1 of the valuation hierarchy.  The Company invested in a money market fund which had a fair value of $5,390,690 and $3,192,705 at June 30, 2025 and December 31, 2024, respectively. This is valued at original cost plus interest and is included in Cash and cash equivalents on the balance sheet.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.  Investments (continued)

As of June 30, 2025 and December 31, 2024, the Company held investments in corporate bonds rated BBB+ or higher, and U.S. government securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds and government securities are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At June 30, 2025, the length of time until maturity of the bonds currently owned ranged from 17 to 41 months. The amortized cost, allowance for credit losses, fair value, and the related unrecognized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
June 30, 2025
Corporate bonds	$3,250,000	$(1,990)	$—	$3,248,010
U.S. government treasuries	—	—	—	—
Total investments	$3,250,000	$(1,990)	$—	$3,248,010

Allowance for credit losses	(1,000)
Total investments, net	$3,249,000

December 31, 2024
Corporate bonds	$2,250,000	$(6,097)	$—	$2,243,903
U.S. government treasuries	509,478	—	7,662	517,140
Total investments	$2,759,478	$(6,097)	$7,662	$2,761,043

Allowance for credit losses	(1,000)
Total investments, net	$2,758,478

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The Company monitors the credit quality of debt securities classified as held-to-maturity using their respective credit ratings and updates them on a quarterly basis with the latest assessment completed on June 30, 2025. Our allowance for credit losses was $1,000 at June 30, 2025 and December 31, 2024, respectively. Expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments.

Note 5.  Common Stock and Stock Options

Stock based compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Employees received compensation of 10,852 and 0 aggregate shares of common stock of the Company during the three months ended June 30, 2025, and 2024, respectively. These shares had an aggregate value of $47,206 and $0 and were recorded as non-cash stock compensation expense in the financial statements for the three months ended June 30, 2025 and 2024, respectively.

Employees received compensation of 10,852 and 8,709 aggregate shares of common stock of the Company during the six months ended June 30, 2025 and 2024, respectively. These shares had an aggregate value of $47,206 and $43,980 and were recorded as non-cash stock compensation expense in the financial statements for the six months ended June 30, 2025 and 2024, respectively.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at June 30, 2025 and December 31, 2024, as well as any options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2024	41,304	$1.05
Exercised	(35,359)	$1.02
Outstanding at December 31, 2024	5,945	$1.25
Outstanding at June 30, 2025	5,945	$1.25
Options exercisable at December 31, 2024	5,945	$1.25
Options exercisable at June 30, 2025	5,945	$1.25

Exercise price for options was $1.25 at June 30, 2025, with a contractual life of 2.9 years.

Note 6.  Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$211,873	$291,890
Work-in-process	682,246	895,373
Finished goods	191,299	252,667
	1,085,418	1,439,930
Inventory reserve	(7,696)	(7,016)
	$1,077,722	$1,432,914

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$364,459	$526,506	$674,176	$1,071,830

Weighted average common shares outstanding - basic	4,574,686	4,539,549	4,571,425	4,537,175

Effect of dilution - stock options	4,240	29,739	4,304	29,656
Weighted average shares outstanding - diluted	4,578,926	4,569,288	4,575,729	4,566,831

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.  Line of Credit

The Company renewed its line of credit with Fifth Third Bank for $1 million during the third quarter of 2024. This line of credit has a maturity date of August 29, 2025 and bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. No amounts were drawn on this line of credit as of June 30, 2025.

Note 9.  Income Taxes

The provision for income taxes for the three and six months ended June 30, 2025 and 2024 is based on our projected annual effective tax rate, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The effective tax rate was 22.7% for the three and six months ended June 30, 2025, and 22.8% and 22.7% for the three and six months ended June 30, 2024, respectively. The difference between the effective tax rate and the marginal rate is primarily due to the effect of state and local taxes.

The following table presents the income tax expense:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Federal	$99,012	$143,574	$183,152	$291,574
State and local	8,016	11,579	14,828	23,579
	$107,028	$155,153	$197,980	$315,153

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Accordingly, management determined that no valuation allowance was necessary at June 30, 2025. The deferred tax liability was $122,527 at June 30, 2025 and $121,649 at December 31, 2024.

SCI ENGINEERED MATERIALS, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Operating Lease

The Company entered into an operating lease with a third party on March 18, 2014 for its headquarters in Columbus, Ohio. The terms of the lease included monthly payments ranging from $9,200 to $9,700 with a maturity date of November 30, 2024. During the third quarter of 2024, the Company modified its operating lease, which included changes to the lease terms and adjustments to the lease payments. The Company extended the lease period for an additional five years with a new maturity date of November 30, 2029. The terms of the lease include monthly payments ranging from $24,700 to $28,900. The modifications did not result in a change in the classification of the lease, which continues to be classified as an operating lease. The lease liability was remeasured using the discount rate as of the effective date of the modification. The right of use asset was adjusted by the amount of the remeasurement of the lease liability. There are no restrictions or covenants associated with the lease. The lease costs were approximately $74,200 and $29,200 for the three months ended June 30, 2025 and 2024, respectively and $148,400 and $58,400 during the six months ended June 30, 2025 and 2024, respectively. Additionally, the variable lease costs were approximately $18,600 and $23,000 for the three months ended June 30, 2025 and 2024, respectively and $59,200 and $38,500 for the six months ended June 30, 2025 and 2024, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of June 30, 2025:

2025	$149,434
2026	309,793
2027	322,184
2028	335,072
2029	318,374
Total minimum lease payments	1,434,857
Less debt discount	282,067
Total operating lease obligations	$1,152,790

	2025		2024
Operating cash outflows from operating leases - year-to-date	$83,782		$56,139
Weighted average remaining lease term – operating leases	4.4	years	5.4	years
Weighted average discount rate – operating leases	8.5%		5.5%

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

Executive Summary

For the three months ended June 30, 2025, we had total revenue of $3,609,304 compared to $5,532,710 for the three months ended June 30, 2024. The decrease in revenue for the three months ended June 30, 2025 versus June 30, 2024 was primarily due to product mix and lower volume. We had total revenue of $7,109,536 for the six months ended June 30, 2025, compared to $13,935,805 for the six months ended June 30, 2024. The combination of product mix, lower raw material costs and volume contributed to the decrease in total revenue for the six months ended June 30, 2025.

Gross profit was $1,158,157 for the three months ended June 30, 2025, compared to $1,378,939 for the same three months in 2024. Gross profit as a percentage of revenue (gross margin) was 32.1% and 24.9% for the three months ended June 30, 2025 and 2024, respectively. Lower volume resulted in the decrease in gross profit while volume and product mix were the primary reason for the increased gross margin for the three months ended June 30, 2025. Gross profit was $2,230,971 for the six months ended June 30, 2025 compared to $2,794,055 for the same six months in 2024, and gross margin was 31.4% and 20.0% for the six months ended June 30, 2025 and 2024, respectively. While lower raw material costs and volume were key factors in the decrease in gross profit, gross margin benefited from product mix and lower raw material costs. We constantly monitor the costs of our raw materials as they continue to fluctuate.

Operating expenses were $802,350 and $793,741 for the three months ended June 30, 2025 and June 30, 2024 respectively and $1,572,625 and $1,590,589 for the six months ended June 30, 2025 and 2024, respectively.

Income from operations was $355,807 and $585,198 for the three months ended June 30, 2025, and 2024, respectively, and  $658,346 and $1,203,466 for the six months ended June 30, 2025 and 2024, respectively.

The Company continues to invest in developing innovative applications and its Technical Committee establishes a defined path to commercialization. For example, electrically conductive Indium Tin Oxide with a density of 99% and rotatable targets up to three meters in length that offer multiple benefits were recently introduced in several of our markets. Our Boron Carbide Armor and Enriched Boron Carbide products are particularly valued in the defense and aerospace markets since they are manufactured

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

domestically. New initiatives are also being pursued that utilize our vacuum hot presses, cold isostatic press, and kilns for increased production and development projects, including specialty diffusion bonding processes.

Several issues are currently impacting national and global market conditions. First, increased political uncertainties, including international tariffs, are particularly affecting multinational customers. Second, inflation continues to impact labor, raw material costs and transportation expenses. We seek to pass these increases on to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Third, supply chain disruptions are adversely impacting customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding sourcing of raw materials or product shipments; however, timely deliveries and sourcing of certain materials is of increased concern and may be influenced by the  changes in international tariffs and reactions to such changes. We are actively maintaining contact with our suppliers and customers, identifying additional suppliers, and adapting to our customers’ specific circumstances and forecasts.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2025 (unaudited) compared to three and six months ended June 30, 2024 (unaudited):

Revenue

For the three months ended June 30, 2025, we had total revenue of $3,609,304 compared to $5,532,710 for the three months ended June 30, 2024. The decrease in revenue for the three months ended June 30, 2025 versus June 30, 2024 was primarily due to product mix and lower volume. We had total revenue of $7,109,536 for the six months ended June 30, 2025, compared to $13,935,805 for the six months ended June 30, 2024. The combination of product mix, lower raw material costs and volume contributed to the decrease in total revenue for the six months ended June 30, 2025.

Gross profit

Gross profit was $1,158,157 for the three months ended June 30, 2025, compared to $1,378,939 for the same three months in 2024. Gross profit as a percentage of revenue (gross margin) was 32.1% and 24.9% for the three months ended June 30, 2025 and 2024, respectively. Lower volume resulted in the decrease in gross profit while volume and product mix were the primary reasons for the increased gross margin for the three months ended June 30, 2025. Gross profit was $2,230,971 for the six months ended June 30, 2025 compared to $2,794,055 for the same six months in 2024, and gross margin was 31.4% and 20.0% for the six months ended June 30, 2025 and 2024, respectively. While lower raw material costs and volume were key factors in the decrease in gross profit, gross margin benefited from product mix and lower raw material costs. We constantly monitor the costs of our raw materials as they continue to fluctuate.

General and administrative expense

General and administrative expense for the three months ended June 30, 2025, and 2024, was $549,540 and $467,573, respectively, an increase of 17.5%. The increase is attributed to increased staff and compensation of $66,400, professional fees and Information Technology consulting services of $8,583, and higher rent expense of $6,016 versus the second quarter of 2024. General and administrative expense for the six months ended June 30, 2025, and 2024, was $1,097,361 and $949,834, respectively, an increase of 15.5%. The increase is attributed to increased professional fees and Information Technology consulting services of $62,540, staff and compensation of $57,290, and higher rent expense of $16,374 versus the first six months of 2024.

Research and development expense

Research and development expense for the three months ended June 30, 2025, was $107,374 compared to $174,630 for the same period in 2024, a decrease of 38.5%. This decrease was due to fewer research materials and supplies of $69,567. Research and development expense for the six months ended June 30, 2025 was $209,641 compared to $359,865 for the same period in

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2024, a decrease of 41.7%. This decrease was due to fewer research materials and supplies of $132,013. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these products which involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $145,436 and $151,538 for the three months ended June 30, 2025, and 2024, respectively, a decrease of 4.0%. Travel expenses were $3,657 lower during the three months ended June 30, 2025, compared to the same period in 2024. Marketing and sales expense was $265,623 and $280,890 for the six months ended June 30, 2025 and 2024, respectively, a decrease of 5.4%. Travel expenses were $8,807 lower, while compensation and benefits expense decreased $3,488 during the six months ended June 30, 2025, compared to the same period in 2024.

Stock compensation expense

Stock-based compensation costs were $47,206 and $0 for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation costs were $47,206 and $43,980 for the six months ended June 30, 2025 and 2024, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.

Interest

Net interest income was $115,680, and $96,461 for the three months ended June 30, 2025, and 2024, respectively, and $213,810 and $183,517 for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to higher cash and cash equivalents plus approximately $3.25 million invested in marketable securities.

Income taxes

Income tax expense was $107,028, and $155,153 for the three months ended June 30, 2025, and 2024, respectively, and $197,980 and $315,153 for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate was 22.7% for the three and six months ended June 30, 2025, and 22.8% and 22.7% for the three and six months ended June 30, 2024, respectively. The deferred tax liability was $122,527 at June 30, 2025 and $121,649 at December 31, 2024.

Net income

Net income for the three months ended June 30, 2025, and 2024, was $364,459, and $526,506, respectively, and $674,176 and $1,071,830 for the six months ended June 30, 2025 and 2024, respectively. Lower gross profit, slightly offset by higher interest income and lower income tax expense, contributed to the decrease.

Liquidity and Capital Resources

Cash and cash equivalents

As of June 30, 2025, cash and cash equivalents were $7,970,668 compared to $6,753,403 at December 31, 2024. Additionally, we had investments of $3,249,000 and $2,758,478 in marketable securities at June 30, 2025 and December 31, 2024.

Working capital

At June 30, 2025, working capital was $7,945,068, compared to $8,245,712 at December 31, 2024, a decrease of $300,644, or 3.6%. Cash and cash equivalents increased $1,217,265, accounts receivable decreased $148,122, and inventories decreased $355,192. Also, a short-term investment of $509,478 matured and was reinvested into a long-term corporate bond. In addition,

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

accounts payable increased $117,705, customer deposits increased $520,251 and accrued compensation and other expenses decreased $185,293.

Cash from operations

Net cash provided by operating activities was $1,923,241 and $847,503 during the six months ended June 30, 2025, and June 30, 2024, respectively. In addition to the net income generated in each period, these amounts included depreciation and amortization of $211,740 and $253,262, and noncash stock-based compensation costs of $47,206 and $43,980 for the six months ended June 30, 2025, and 2024, respectively. The increase in customer deposits and prepaid purchase orders compared to December 31, 2024, were related to orders received late in the second quarter of 2025. The decrease in inventories compared to December 31, 2024, were related to lower raw material costs during the first six months of 2025. Customers continue to adapt to external economic and market issues, while monitoring their inventory very closely with continued emphasis on intra-quarter shipments while also attempting to minimize their inventory at quarter end.

Cash from investing activities

Cash of $215,454 and $287,926 was used in investing activities for the acquisition of production equipment during the six months ended June 30, 2025 and 2024, respectively. Continued reinvestments in marketable securities has been based on increases in free cash flow and opportunities to earn higher returns.

Cash from financing activities

Cash of $0 and $41,095 was used in financing activities for principal payments to third parties for finance lease obligations during the three months ended June 30, 2025 and 2024, respectively.

Debt outstanding

Total debt outstanding was $0 at June 30, 2025 and December 31, 2024.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended June 30, 2025, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures after the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	*	Press Release dated August 1, 2025 entitled “SCI Engineered Materials, Inc., Reports 2025 Second Quarter and Year-to-Date Results.”

101	*

The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2025 and December 31, 2024, (ii) Statements of Income for the three and six months ended June 30, 2025 and 2024, (iii)  Statement of Changes in Equity for the three and six months ended June 30, 2025 and 2024, (iv) Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (v) Notes to Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: August 1, 2025	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President, and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)