Form 10-Q
period 2025-09-30
SCI Engineered Materials, Inc.
filed 2025-10-31
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

4,578,979 shares of Common Stock, without par value, were outstanding at October 30, 2025.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	3

	Condensed Statements of Income for the Three and Nine months ended September 30, 2025 and 2024 (unaudited)	5

	Condensed Statements of Shareholders’ Equity for the Three and Nine months ended September 30, 2025 and 2024 (unaudited)	6

	Condensed Statements of Cash Flows for the Nine months ended September 30, 2025 and 2024 (unaudited)	7

	Notes to the Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	20

Signatures		21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

CONDENSED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2025	2024
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$9,478,260	$6,753,403
Investments - marketable securities, short term	—	509,478
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	898,910	704,808
Tax - Employee Retention Credit	—	40,539
Other	45,880	29,941
Inventories, net	3,031,834	1,432,914
Prepaid purchase orders	38,418	83,932
Prepaid expenses	118,854	154,902
Total current assets	13,612,156	9,709,917

Property and Equipment, at cost
Machinery and equipment	9,275,228	8,755,422
Furniture and fixtures	181,446	178,307
Leasehold improvements	745,907	744,297
Construction in progress	84,031	226,002
	10,286,612	9,904,028
Less accumulated depreciation and amortization	(7,915,388)	(7,632,946)
Property and equipment, net	2,371,224	2,271,082

Other Assets
Investments, net - marketable securities, long term	3,296,563	2,249,000
Right of use asset, net	1,108,533	1,236,572
Other assets	62,694	66,394
Total other assets	4,467,790	3,551,966

TOTAL ASSETS	$20,451,170	$15,532,965

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2025	2024
	(UNAUDITED)
Current Liabilities
Operating lease obligations, current portion	$203,012	$174,863
Accounts payable	400,641	419,209
Customer deposits	4,032,224	337,873
Accrued compensation	391,041	401,830
Accrued expenses and other	140,514	130,430
Total current liabilities	5,167,432	1,464,205

Deferred tax liability	261,154	121,649
Operating lease obligations, net of current portion	905,521	1,061,709
Total liabilities	6,334,107	2,647,563

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,578,979 and 4,568,127 shares issued and outstanding, respectively	10,753,529	10,706,323
Additional paid-in capital	2,233,384	2,233,384
Retained earnings (accumulated deficit)	1,130,150	(54,305)
Total shareholders' equity	14,117,063	12,885,402

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,451,170	$15,532,965

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$5,289,116	$3,883,237	$12,398,652	$17,819,042

Cost of revenue	3,957,971	2,793,944	8,836,536	13,935,694

Gross profit	1,331,145	1,089,293	3,562,116	3,883,348

General and administrative expense	523,408	476,572	1,620,770	1,426,406

Research and development expense	111,250	130,014	320,891	489,879

Marketing and sales expense	156,318	123,596	421,940	404,486

Income from operations	540,169	359,111	1,198,515	1,562,577

Interest income, net	119,959	107,391	333,769	290,908

Income before provision for income taxes	660,128	466,502	1,532,284	1,853,485

Income tax expense	149,849	105,924	347,829	421,077

NET INCOME	$510,279	$360,578	$1,184,455	$1,432,408

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.11	$0.08	$0.26	$0.32
Diluted	$0.11	$0.08	$0.26	$0.31

Weighted average shares outstanding
Basic	4,578,979	4,564,259	4,573,970	4,546,269
Diluted	4,583,142	4,568,863	4,578,226	4,550,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

		Additional
	Common	Paid-In	Retained Earnings
	Stock	Capital	(Accumulated Deficit)	Total
Balance 12/31/2024	$10,706,323	$2,233,384	$(54,305)	$12,885,402

Common stock issued (Note 5)	47,206	—	—	47,206

Net income	—	—	1,184,455	1,184,455

Balance 9/30/2025	$10,753,529	$2,233,384	$1,130,150	$14,117,063

Balance 12/31/2023	$10,662,343	$2,233,384	$(1,915,694)	$10,980,033

Common stock issued (Note 5)	43,980	—	—	43,980

Net income	—	—	1,432,408	1,432,408

Balance 9/30/2024	$10,706,323	$2,233,384	$(483,286)	$12,456,421

Balance 6/30/2025	$10,753,529	$2,233,384	$619,871	$13,606,784

Net income	—	—	510,279	510,279

Balance 9/30/2025	$10,753,529	$2,233,384	$1,130,150	$14,117,063

Balance 6/30/2024	$10,706,323	$2,233,384	$(843,864)	$12,095,843

Net income	—	—	360,578	360,578

Balance 9/30/2024	$10,706,323	$2,233,384	$(483,286)	$12,456,421

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,184,455	$1,432,408
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and accretion	325,488	363,245
Amortization of patents	3,700	3,700
Stock based compensation	47,206	43,980
Loss on disposal of equipment	497	—
Deferred taxes	139,505	15,088
Inventory reserve	(135)	1,530
Changes in operating assets and liabilities:
Accounts receivable	(169,502)	(105,033)
Inventories	(1,598,785)	2,862,659
Prepaid purchase orders	45,514	633,122
Prepaid expenses	36,048	111,870
Other assets	—	(7,038)
Accounts payable	(18,568)	155,305
Operating lease assets and liabilities, net	—	(9,084)
Customer deposits	3,694,351	(3,135,784)
Accrued liabilities	(5,879)	44,161
Net cash provided by operating activities	3,683,895	2,410,129

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(2,297,563)	(1,000,000)
Proceeds from maturities of marketable securities	1,759,478	1,000,000
Purchases of property and equipment	(420,953)	(378,928)
Net cash used in investing activities	(959,038)	(378,928)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations	—	(49,149)

NET INCREASE IN CASH	2,724,857	1,982,052

CASH - Beginning of year	6,753,403	5,673,994

CASH - End of period	$9,478,260	$7,656,046

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$706
Income taxes	194,229	325,733

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	$5,175	$5,175

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Business Organization and Purpose

SCI Engineered Materials, Inc. (“SCI,” “we” or the “Company”), an Ohio corporation, was incorporated in 1987. The Company operates in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) thin film applications. The Company is focused on markets within the photonics industry and substantially all revenues are generated from customers with multi-national operations. The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim condensed financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2024. Interim results are not necessarily indicative of results for the full year.

Use of Estimates - The preparation of condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue from the photonics industry exceeded 99% of total revenue during the nine months ended September 30, 2025 and 2024. The top two customers represented 83% and 88% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. The Company sells multiple products to its top two customers. International shipments were 1% of total revenue for the nine months ended September 30, 2025 and 2024.

SCI ENGINEERED MATERIALS, INC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.  Summary of Significant Accounting Policies (continued)

Contract assets – The following table presents changes in the Company’s contract assets during the nine months ended September 30, 2025 and 2024:

	Balance at beginning of period	Billings	Payments received	Balance at end of period
Nine months ended September 30, 2025
Accounts receivable	$704,808	$12,398,652	$(12,204,550)	$898,910

Nine months ended September 30, 2024
Accounts receivable	$854,501	$17,819,042	$(17,727,321)	$946,222

Customer deposits – Amounts that have been invoiced are recognized in accounts receivable, customer deposits or revenue, depending on whether the revenue recognition criteria have been met. Customer deposits represent amounts billed for which revenue has not yet been recognized. Customer deposits typically relate to uncompleted purchase orders which have been partially paid for by customers prior to performance of those services or transfer of control of the product. The following table presents changes in contract liabilities during the nine months ended September 30, 2025 and 2024:

	Balance at beginning of period	Billings	Recognized revenue	Balance at end of period
Nine months ended September 30, 2025
Contract Liabilities: Customer deposits	$337,873	$11,508,166	$(7,813,815)	$4,032,224

Nine months ended September 30, 2024
Contract Liabilities: Customer deposits	$4,871,035	$9,501,877	$(12,637,661)	$1,735,251

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

Note 3.  Recent Accounting Pronouncements

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended September 30, 2025. Applicable pronouncements are adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed financial statements.

SCI ENGINEERED MATERIALS, INC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.  Investments

Money market funds, where quoted prices are available in an active market, are classified within level 1 of the valuation hierarchy. The Company invested in a money market fund which had a fair value of $5,447,376 and $3,192,705 at September 30, 2025 and December 31, 2024, respectively. This is valued at original cost plus interest and is included in Cash and cash equivalents on the balance sheet.

As of September 30, 2025 and December 31, 2024, the Company held investments in corporate bonds rated BBB+ or higher, and U.S. government securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds and government securities are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At September 30, 2025, the length of time until maturity of the bonds currently owned ranged from 13 to 38 months. The amortized cost, allowance for credit losses, fair value, and the related unrecognized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
September 30, 2025
Corporate bonds	$3,297,563	$(4,253)	$—	$3,293,310
U.S. government treasuries	—	—	—	—
Total investments	$3,297,563	$(4,253)	$—	$3,293,310

Allowance for credit losses	(1,000)
Total investments, net	$3,296,563

December 31, 2024
Corporate bonds	$2,250,000	$(6,097)	$—	$2,243,903
U.S. government treasuries	509,478	—	7,662	517,140
Total investments	$2,759,478	$(6,097)	$7,662	$2,761,043

Allowance for credit losses	(1,000)
Total investments, net	$2,758,478

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The Company monitors the credit quality of debt securities classified as held-to-maturity using their respective credit ratings and updates them on a quarterly basis with the latest assessment completed on September 30, 2025. Our allowance for credit losses was $1,000 at September 30, 2025 and December 31, 2024, respectively. Expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments.

Note 5.  Common Stock and Stock Options

Stock based compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Employees received compensation of 10,852 and 8,709 aggregate shares of common stock of the Company during the nine months ended September 30, 2025, and 2024, respectively. These shares had an aggregate value of $47,206 and $43,980 and were recorded as non-cash stock compensation expense in the condensed financial statements for the nine months ended September 30, 2025 and 2024, respectively.

SCI ENGINEERED MATERIALS, INC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at September 30, 2025 and December 31, 2024, as well as any options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2024	41,304	$1.05
Exercised	(35,359)	$1.02
Outstanding at December 31, 2024	5,945	$1.25
Outstanding at September 30, 2025	5,945	$1.25
Options exercisable at December 31, 2024	5,945	$1.25
Options exercisable at September 30, 2025	5,945	$1.25

Exercise price for options was $1.25 at September 30, 2025, with a contractual life of 2.6 years.

Note 6.  Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$212,853	$291,890
Work-in-process	2,507,378	895,373
Finished goods	318,484	252,667
	3,038,715	1,439,930
Inventory reserve	(6,881)	(7,016)
	$3,031,834	$1,432,914

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$510,279	$360,578	$1,184,455	$1,432,408

Weighted average common shares outstanding - basic	4,578,979	4,564,259	4,573,970	4,546,269

Effect of dilution - stock options	4,163	4,604	4,256	4,551
Weighted average shares outstanding - diluted	4,583,142	4,568,863	4,578,226	4,550,820

SCI ENGINEERED MATERIALS, INC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.  Line of Credit

The Company renewed its line of credit with Fifth Third Bank for $1 million during the third quarter of 2025. This line of credit has a maturity date of August 29, 2026 and bears interest equal to the rate of interest per annum established by Fifth Third Bank as its Prime Rate. No amounts were drawn on this line of credit as of September 30, 2025.

Note 9.  Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2025 and 2024 is based on our projected annual effective tax rate, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The effective tax rate was 22.7% for the three and nine months ended September 30, 2025, and 2024. The difference between the effective tax rate and the marginal rate is primarily due to the effect of state and local taxes.

The following table presents the income tax expense:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Federal	$138,627	$97,963	$321,779	$389,537
State and local	11,222	7,961	26,050	31,540
	$149,849	$105,924	$347,829	$421,077

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Accordingly, management determined that no valuation allowance was necessary at September 30, 2025. The deferred tax liability was $261,154 at September 30, 2025 and $121,649 at December 31, 2024.

SCI ENGINEERED MATERIALS, INC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

The Company extended the lease period for an additional five years with a new maturity date of November 30, 2029. The terms of the lease include monthly payments ranging from $24,700 to $28,900. The modifications did not result in a change in the classification of the lease, which continues to be classified as an operating lease. The lease liability was remeasured using the discount rate as of the effective date of the modification. The right of use asset was adjusted by the amount of the remeasurement of the lease liability. There are no restrictions or covenants associated with the lease. The lease costs were approximately $74,200 and $29,200 for the three months ended September 30, 2025 and 2024, respectively, and $222,700 and $87,600 during the nine months ended September 30, 2025 and 2024, respectively. Additionally, the variable lease costs were approximately $18,600 and $11,500 for the three months ended September 30, 2025 and 2024, respectively and $77,800 and $50,000 for the nine months ended September 30, 2025 and 2024, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of September 30, 2025:

2025	$75,212
2026	309,793
2027	322,184
2028	335,072
2029	318,374
Total minimum lease payments	1,360,635
Less debt discount	252,102
Total operating lease obligations	$1,108,533

	2025		2024
Right of use asset obtained in exchange for lease liability	$—		$499,125
Operating cash outflows from operating leases - year-to-date	$128,039		$84,811
Weighted average remaining lease term – operating leases	4.2	years	5.2	years
Weighted average discount rate – operating leases	8.5%		5.5%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2024.

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

Executive Summary

For the three months ended September 30, 2025, we had total revenue of $5,289,116 compared to $3,883,237 for the three months ended September 30, 2024. The increase in revenue for the three months ended September 30, 2025 versus September 30, 2024 was primarily due to higher volume and product mix. The Company had total revenue of $12,398,652 for the nine months ended September 30, 2025, compared to $17,819,042 for the nine months ended September 30, 2024. The combination of product mix, lower raw material costs, and lower volume contributed to the decrease in total revenue for the nine months ended September 30, 2025.

Gross profit was $1,331,145 for the three months ended September 30, 2025, compared to $1,089,293 for the same three months in 2024. Gross profit as a percentage of revenue (gross margin) was 25.2% and 28.1% for the three months ended September 30, 2025 and 2024, respectively. Higher revenue contributed to the increase in gross profit while higher raw material costs and product mix were the primary reasons for the decreased gross margin for the three months ending September 30, 2025 compared to the same three months in 2024. Gross profit was $3,562,116 for the nine months ended September 30, 2025 compared to $3,883,348 for the same nine months in 2024, and gross margin was 28.7% and 21.8% for the nine months ended September 30, 2025 and 2024, respectively. While lower raw material costs and volume were key factors in the decrease in gross profit, gross margin benefited from lower raw materials costs and product mix. We constantly monitor the costs of our raw materials as they continue to fluctuate.

Operating expenses were $790,976 and $730,182 for the three months ended September 30, 2025 and September 30, 2024, respectively and $2,363,601 and $2,320,771 for the nine months ended September 30, 2025 and 2024, respectively.

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

Income from operations was $540,169 and $359,111 for the three months ended September 30, 2025, and 2024, respectively, and $1,198,515 and $1,562,577 for the nine months ended September 30, 2025 and 2024, respectively.

Several issues are currently impacting national and global market conditions. First, continued political uncertainties, including international tariffs, are particularly affecting multinational customers. Second, inflation continues to impact labor, raw material costs and transportation expenses. We seek to pass these increases on to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Third, supply chain disruptions are adversely impacting customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding sourcing of raw materials or product shipments; however, timely deliveries and sourcing of certain materials is of increased concern and may be influenced by the  changes in international tariffs and reactions to such changes. We are actively maintaining contact with our suppliers and customers, identifying additional suppliers, and adapting to our customers’ specific circumstances and forecasts.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2025 (unaudited) compared to three and nine months ended September 30, 2024 (unaudited):

Revenue

For the three months ended September 30, 2025, we had total revenue of $5,289,116 compared to $3,883,237 for the three months ended September 30, 2024. The increase in revenue for the three months ended September 30, 2025 versus September 30, 2024 was primarily due to higher volume and product mix. The Company had total revenue of $12,398,652 for the nine months ended September 30, 2025, compared to $17,819,042 for the nine months ended September 30, 2024. The combination of product mix, lower raw material costs, and lower volume contributed to the decrease in total revenue for the nine months ended September 30, 2025.

Gross profit

Gross profit was $1,331,145 for the three months ended September 30, 2025, compared to $1,089,293 for the same three months in 2024. Gross profit as a percentage of revenue (gross margin) was 25.2% and 28.1% for the three months ended September 30, 2025 and 2024, respectively. Higher revenue contributed to the increase in gross profit while higher raw material costs and product mix were the primary reasons for the decreased gross margin for the three months ending September 30, 2025 compared to the same three months in 2024. Gross profit was $3,562,116 for the nine months ended September 30, 2025 compared to $3,883,348 for the same nine months in 2024, and gross margin was 28.7% and 21.8% for the nine months ended September 30, 2025 and 2024, respectively. While lower raw material costs and volume were key factors in the decrease in gross profit, gross margin benefited from lower raw materials costs and product mix. We constantly monitor the costs of our raw materials as they continue to fluctuate.

General and administrative expense

General and administrative expense for the three months ended September 30, 2025, and 2024, was $523,408 and $476,572, respectively, an increase of 9.8%. The increase was primarily due to increased staff and compensation of $48,941, and higher rent expense of $7,719 which was partially offset by lower professional fees and Information Technology consulting services of $8,048 versus the third quarter of 2024. General and administrative expense for the nine months ended September 30, 2025, and 2024, was $1,620,770 and $1,426,406, respectively, an increase of 13.6%. The increase is attributed to increased staff and compensation of $106,230, increased professional fees and information technology consulting services of $54,492, and higher rent expense of $24,094 versus the first nine months of 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and development expense

Research and development expense for the three months ended September 30, 2025, was $111,250 compared to $130,014 for the same period in 2024, a decrease of 14.4%. This decrease was due to fewer research materials and supplies of $13,817 and lower compensation of $8,008. Research and development expense for the nine months ended September 30, 2025 was $320,891 compared to $489,879 for the same period in 2024, a decrease of 34.5% This decrease was due to fewer research materials and supplies being used, which amounted to $145,830, and lower compensation of $27,579. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these products which involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $156,318 and $123,596 for the three months ended September 30, 2025, and 2024, respectively, an increase of 26.5%. The increase was due to increased staff and compensation of $14,509, increased travel expenses of $10,139, and increased consulting fees of $6,600 during the three months ended September 30, 2025, compared to the same period in 2024. Marketing and sales expense was $421,940 and $404,486 for the nine months ended September 30, 2025 and 2024, respectively, an increase of 4.3%. The increase is attributed to higher compensation of $11,020 and increased consulting fees of $6,600 during the nine months ended September 30, 2025, compared to the same period in 2024.

Stock compensation expense

There were no stock-based compensation costs for the three months ended September 30, 2025 and 2024. Stock-based compensation costs were $47,206 and $43,980 for the nine months ended September 30, 2025 and 2024, respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.

Interest

Net interest income was $119,959, and $107,391 for the three months ended September 30, 2025, and 2024, respectively, and $333,769 and $290,908 for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily due to higher cash and cash equivalents plus approximately $3.3 million invested in marketable securities.

Income taxes

Income tax expense was $149,849, and $105,924 for the three months ended September 30, 2025, and 2024, respectively, and $347,829 and $421,077 for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate was 22.7% for the three and nine months ended September 30, 2025, and 2024. The deferred tax liability was $261,154 at September 30, 2025 and $121,649 at December 31, 2024.

Net income

Net income for the three months ended September 30, 2025 and 2024, was $510,279 and $360,578, respectively, and $1,184,455 and $1,432,408 for the nine months ended September 30, 2025 and 2024, respectively. Higher gross profit primarily contributed to the increase in net income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Lower gross profit, slightly offset by higher interest income, contributed to the decrease in net income for the nine months ended September 30, 2025 compared to the same nine months of 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash and cash equivalents

As of September 30, 2025, cash and cash equivalents were $9,478,260 compared to $6,753,403 at December 31, 2024. Customer deposits of nearly $2,000,000 were received late in the third quarter of 2025 which will be used to purchase inventory and manufacture product to be shipped in future months. Additionally, the Company had investments of $3,296,563 and $2,758,478 in marketable securities at September 30, 2025, and December 31, 2024.

Working capital

At September 30, 2025, working capital was $8,444,724, compared to $8,245,712 at December 31, 2024, an increase of $199,012, or 2.4%. Cash and cash equivalents increased $2,724,857, inventories increased $1,598,920, customer deposits increased $3,694,351 and accounts receivable increased $169,502. Also, a short-term investment of $509,478 matured and was reinvested into a long-term corporate bond. In addition, accounts payable decreased $18,568 and accrued liabilities decreased $5,880.

Cash from operations

Net cash provided by operating activities was $3,683,895 and $2,410,129 for the nine months ended September 30, 2025, and September 30, 2024, respectively. In addition to the net income generated in each period, these amounts included depreciation and amortization of $329,188 and $366,945, and noncash stock-based compensation costs of $47,206 and $43,980 for the nine months ended September 30, 2025, and 2024, respectively. The increase in customer deposits and inventory compared to December 31, 2024, were primarily related to orders received late in the third quarter of 2025. Customers continue to adapt to external economic and market issues, while monitoring their inventory very closely with continued emphasis on intra-quarter shipments while also attempting to minimize their inventory at quarter end.

Cash from investing activities

Cash of $420,953 and $378,928 was used in investing activities for the acquisition of production equipment during the nine months ended September 30, 2025 and 2024, respectively. Reinvestments of $538,085 in marketable securities during the first nine months of 2025 were attributable to increased free cash flow.

Cash from financing activities

The Company used $49,149 of cash in financing activities for principal payments to third parties for finance lease obligations during the nine months ended September 30, 2024.

Debt outstanding

Total debt outstanding was $0 at September 30, 2025 and December 31, 2024.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed financial statements and accompanying notes. Note 2 to the condensed financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024, describes the significant accounting policies and methods used in the preparation of the condensed financial statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts and current

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

expected credit losses, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances, and our gross margin could be adversely affected. The tax valuation allowance is based on our consideration of new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. If we were to determine not to be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, changes in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Item 4.  Controls and Procedures (continued)

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the nine months ended September 30, 2025, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures after the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	*	Press Release dated October 31, 2025 entitled “SCI Engineered Materials, Inc., Reports 2025 Third Quarter and Year-to-Date Results.”

101	*

The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2025 and December 31, 2024, (ii) Condensed Statements of Income for the three and nine months ended September 30, 2025 and 2024, (iii)  Condensed Statement of Changes in Equity for the three and nine months ended September 30, 2025 and 2024, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (v) Notes to the Condensed Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: October 31, 2025	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald S. Blaskie
Gerald S. Blaskie, Vice President, and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)