Form 10-K
period 2025-12-31
SCI Engineered Materials, Inc.
filed 2026-02-17
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2025

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

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $16,201,719 on June 30, 2025. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. There were 4,483,407 shares of the Registrant’s Common Stock outstanding on February 16, 2026.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, without par value	SCIA	OTCQB

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

PART I

ITEM 1.BUSINESS

Introduction

SCI Engineered Materials, Inc. (“SCI”, “our”,“we” or the “Company”), an Ohio corporation, was incorporated in 1987. We operate in one segment as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition (“PVD”) thin film applications. We are focused on markets within the PVD industry including Aerospace, Automotive, Defense, Glass, Optical Coatings, and Solar. Substantially all revenues are generated from customers with multinational operations. The Company develops innovative customized solutions enabling commercial success through collaboration with end users and Original Equipment Manufacturers.

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

For nearly four decades we have been developing considerable expertise in the development and manufacturing ramp-up of innovative materials, such as Transparent Conductive Oxides (TCO). The Company is implementing a long-term growth strategy which includes pursuing opportunities that can benefit from this expertise. Today, we serve a diverse base of domestic and multi-national corporations, universities, and leading research institutions. We actively collaborate with organizations to provide solutions for difficult material challenges.

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

The Photonics industry includes a number of diverse markets which represents the best fit for our applications. We and our customers are continually identifying new materials that improve the utility of optical coatings. This includes improvements in their ability to focus, filter or reflect light, all of which increase the potential demand for the types and volume of products we sell in this industry. Photonic applications continue to expand as new methods are found to manipulate light waves to enhance the various applications.

We continue to invest in developing new products for SCI’s chosen markets with emphasis on accelerating time to market.

For the year ended December 31, 2025, we had total revenue of $19,606,123 compared to $22,870,192 for the year ended December 31, 2024. Product mix along with a decrease in volume were the primary factors that contributed to the decrease in total revenue.

Our largest customer represented approximately 66% of total revenue in 2025 and 74% in 2024. The Company sells multiple products to this customer.

Marketing and Sales

In addition to the Americas, there is high demand for sputtering targets in Europe and Asia. We continue to seek ways to expand our global marketing reach. We use various distribution channels for specific end markets through direct sales by our employees. The internet provides tremendous opportunities for us to reach new customers with compatible product needs.

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

We have made frequent additions to our manufacturing footprint, enhanced production processes, increased manufacturing efficiencies, and testing equipment capabilities to enable us to manufacture and qualify many product compositions that can be used as PVD applications by end users and Original Equipment Manufacturers.

Competition

We have several domestic and international competitors in the ceramic and metal fields, including Vacuum Engineering & Materials, Process Materials, Inc., and Materion, who also supply targets.

Suppliers

Principal suppliers in 2025 were Johnson Matthey, Atlantic Metals & Alloys, and DX Advanced Materials. In every case, we have established alternative vendors that can be used to ensure availability of required materials. As volume grows, we may enter into alliances or purchasing contracts with these or other vendors.

Research and Development

Our research and development (R&D) activities utilize a disciplined innovation approach, including a Technical Committee comprised of management and a Board member, focused on accelerating time to market for new products. The Company introduced two new products, a rotatable target and an indium tin oxide product that offers customers total cost of ownership benefits and addresses increased interest in domestic manufacturing. We continue to invest in developing new applications for our markets including electrically conductive Indium Tin Oxide and Zinc Tin Oxide for the architectural glass, automotive, defense, display, and solar markets. Specialty powders are also being researched for use in select niche markets. These initiatives involve ongoing R&D investments which enhance the Company’s product portfolio and its collaborative relationship with customers.

We may seek funded research opportunities within our core competencies that maintain and expand technical understanding within our Company.

We have certain proprietary knowledge and trade secrets related to the manufacture of metal and metal oxide PVD materials. This includes specific patents directly related to our products and market focus (see Intellectual Property section).

New Product Initiatives

We are committed to utilizing and increasing our core competencies in areas that offer sustainable long-term growth opportunities. This strategy involves the development of innovative products, pursuit of stronger customer relationships and involvement in compatible niche markets.

SCI utilizes its manufacturing footprint and industry expertise for defense applications including Enriched Boron Carbide. Enriched Boron Carbide has several attractive properties which involve high-temperature applications in the aerospace and nuclear markets. Enriched Boron Carbide applications are highly valued by domestic manufacturers. The company recently included a specific landing page on its corporate website to highlight its capabilities.

We provide multiple types of toll manufacturing and related services for customers with specific needs who value SCI’s customized production and quality capabilities. Opportunities include, but are not limited to, diffusion bonding, indium bonding, powder processing, engineering fees, and vacuum hot pressing. Toll manufacturing and related services revenue increased in 2025 compared to 2024. Additionally, projects involving engineering fees in conjunction with services for customers’ specific needs continue to increase.

The Company has also identified niche markets which can benefit from its expertise in custom powder solutions. The Company’s 2025 strategic review led to an increased commitment to spherical powders, which are utilized in additive manufacturing, powder metallurgy, and other advanced manufacturing processes. This complements SCI’s established capabilities and will be supported by increased manufacturing in 2026. Additional custom powder solutions include, near infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

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

In January 2026 we were granted a federal trademark registration for “SCI Engineered Materials”. We have additional rights in common law trademarks and services marks, as well as in our branding properties, including our blue logo.

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

Employees

We had 25 and 23 full-time employees as of December 31, 2025 and December 31, 2024, respectively. One of these employees holds a PhD in Material Science. We have never experienced a work stoppage and consider our relations with employees to be good. Our employees do not have a bargaining unit. We are committed to continuing to provide an open and accountable workplace where employees feel empowered to speak up and raise issues. With this in mind, we provide multiple channels to communicate, ask for guidance, and report concerns. We also provide employees with paid time off to volunteer in local communities. We are committed to creating value for our communities through volunteerism and advocacy, and by operating our business in a socially and environmentally responsible way.

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

Collections and Write-offs

We collected receivables in an average of 41 days in 2025. We have occasionally written off negligible amounts of accounts receivable as uncollectible and there were none in 2025 and 2024. We consider credit management critical to our success.

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

Our results for 2025 reflect the ninth consecutive year of net income; however, assurances cannot be provided that we will be able to operate profitably in the future. Management continuously monitors business conditions and responds promptly through proactive actions. We continue to invest in developing new products for all our markets. These efforts include ongoing research and development expense and accelerating time to market for those products.

During 2025 we reduced our accumulated deficit by $54,305 to $0 and had retained earnings of $1,690,980 at December 31, 2025. Management’s plans include continuing to grow our business in current and additional niche markets, developing new products, and increasing our revenue and presence in those markets. Management believes the actions that began during the last several years and continue today provide the opportunity for maintaining and improving liquidity and profitability. However, no assurances are made that such actions will result in sustained profitability.

A substantial portion of our sales have been dependent upon certain principal customers, the loss of whom could materially negatively affect the Company’s total revenue.

Revenue attributable to these customers includes the sale of multiple applications. Our top two customers accounted for approximately 84.5% of our net sales for the fiscal year ended December 31, 2025, compared to 88.4% the prior year. Although they have been major customers of the Company for more than twenty years, we do not have written agreements with these customers that require any minimum purchase obligations, and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits. We cannot provide assurance that these customers or any of our other current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

We have limited marketing and sales capabilities outside North America.

We continue to develop our marketing and sales capabilities through targeted marketing, online marketing campaigns, and our sales, technical, customer service and distribution capabilities. This includes increased participation in industry specific trade shows which attract representatives from domestic and international companies. We may enter into agreements with third parties to also provide these services to successfully market our products outside North America.

Our success depends on our ability to retain key management personnel.

Our success depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. The loss of services of one of our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel could have a material adverse effect on our business, operating results, and financial condition. Jeremy Young was named president and chief executive officer in January 2019 and has an employment agreement with the Company that contains non-competition provisions as well as severance payments. Mr. Young has been with the Company for more than nineteen years. All other key management personnel have entered into non-competition agreements with the Company. As announced in September 2025, Jerry Blaskie, the Company’s Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, plans to retire on April 1, 2026. A thorough search process will be completed prior to this date culminating with a successor in place prior to his departure. Although we have been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that we will be able to do so in the future.

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

The Company continues to actively monitor and respond to changes in national and global economic conditions, which include, but are not limited to, international tariffs, inflation, interest rates, supply chain disruptions, and continued global semiconductor chip shortages. Changes in these conditions could impact implementation of our growth plans and access to capital markets. Inflation continues to impact labor, raw material costs, and transportation expenses. We seek to pass these increases on to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Customer demand and supply-related issues could result in increased operating, transportation and shipping, material, wages, and labor costs. An economic recession has the potential to change customer purchasing patterns which could negatively impact our revenue and profitability.

Global conflicts could have an impact on raw materials which could negatively impact our business.

Political uncertainties could affect global markets and thus could have a negative effect on our business. Although we currently have no customers or suppliers in Russia, Ukraine, or Venezuela, we continue to monitor these situations as some raw materials come from Russia for the PVD industry. We continue to actively monitor these developments, including ongoing contact with suppliers and customers, identifying additional suppliers, and adapting to our customers’ specific circumstances and forecasts. In addition, supply chain disruptions are adversely impacting customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding product shipments; however, timely deliveries and sourcing of certain materials are monitored regularly.

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

The market for PVD materials is substantial with significant competition in both ceramic and metal materials. We believe our products enjoy certain competitive advantages in design, function, quality, and availability. Considerable competition exists from well-established firms such as Vacuum Engineering & Materials, Process Materials, Inc., and Materion. They may have additional products or more financial resources than us. We cannot provide assurance that developments by others will not render our products or technologies obsolete or less competitive.

Our competitors may be larger, more diversified, better funded, and have access to more advanced technology, including Artificial Intelligence (AI). These competitive advantages may enable our competition to innovate better and more quickly, to compete more effectively on quality and price, causing us to lose business and profitability. Burgeoning interest in AI may increase our competition and disrupt our business model. AI may also lower barriers to entry in our industry, and we may be unable to effectively compete with the products or services offered by new competitors.

Additional development of our products may be necessary due to uncertainty regarding the development of markets.

Some of our products are in the early stages of commercialization and we believe it could be several years before these products have significant commercial end-use applications. Significant development work may be necessary to improve the commercial feasibility and acceptance of these products. There can be no assurance that we will be able to commercialize any of the products currently under development.

A lack of credit and/or limited financing availability to the Company, its vendors, or end users could adversely affect our business.

The Company has a line of credit with a regional bank for $1 million which expires on August 29, 2026. However, our liquidity and financial condition could be materially and adversely affected if our ability to borrow money from new or existing lenders to finance our operations is reduced or eliminated. Similar adverse effects may also result if we realize reduced credit availability from trade creditors. Additionally, many of our customers require the availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have adverse effects on our business. As of December 31, 2025 and 2024 the Company had no debt outstanding.

Our business requires us to make capital expenditures to maintain and improve our facilities.

Our facilities sometimes require capital expenditures to address ongoing required maintenance and additional equipment to upgrade our capabilities. In addition, we are often required to make significant capital expenditures to align our manufacturing capabilities with customer requirements and manufacture newly developed products.

Our business could be negatively impacted by cyber and other security threats or disruptions.

We utilize internal and external independent controls to monitor and mitigate the risk of these threats, including a Security Incident Response Plan and periodic Information Technology training for all employees. There can be no assurance that these procedures and controls will be sufficient. We face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; employee threats; virtual and cyber threats to the safety of our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts or other acts of aggression. Our customers and vendors face similar threats. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our user’s or customer’s data. These threats could lead to losses of sensitive information or capabilities, harm to personnel, infrastructure, or products, and/or damage to our reputation as well as our vendor’s ability to perform on our contracts.

Cyber threats are evolving and include, but are not limited to, the use of artificial intelligence, ransomware, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches. Any of these could lead to disruptions in critical systems, unauthorized release of confidential, personal, or otherwise protected information (ours or that of our employees, customers, or vendors), and corruption of data, networks, or systems.

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

We have a portfolio of intellectual property that includes common law and state rights, as well as federally and internationally recognized trademark and patent rights. In addition, we take active precautions to protect our trade secret rights through various contractual means. However, we recognize that third parties may challenge these rights, including through unauthorized use or misappropriation or theft, or by legal challenge in administrative proceedings or challenge in state or district court. Such challenges include the risks of long and costly litigation, as well as the potential loss of property rights and the assessment of damages against a losing party.

Risks relating to Intellectual Property.

Because U.S. patent applications are maintained in secret until patents are issued, and publications of discoveries in the scientific or patent literature tend to lag actual discoveries by up to a year or more, we may not be the first creator of inventions covered by issued patents or pending patent applications or the first to file patent applications for such inventions. Moreover, other parties may independently develop similar technologies, duplicate our technologies or, if patents are issued to us or rights licensed by us, design around the patented aspects of any technologies we developed or licensed. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial costs. Litigation may also be necessary to enforce any patents held by or issued to us or to determine the scope and validity of others’ proprietary rights, which could result in substantial costs.

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

The PVD market is characterized by rapidly advancing technology coupled with long and uncertain paths to large market acceptance. Our success depends on our ability to keep pace with advancing technology and processes and industry standards. We have focused our development efforts on sputtering targets. We intend to continue to develop innovative materials and integrate those advances to thin film coating applications within the industry. However, our development efforts may be rendered obsolete by research efforts and technological advances made by others or by the failure of anticipated markets to emerge, and materials other than those we currently use may prove more advantageous.

Risks Related to Our Common Stock

Our Articles of Incorporation authorize us to issue additional shares of stock.

The Company is authorized to issue up to 15,000,000 shares of common stock. The Board of Directors may approve the issuance of common stock as they consider sufficient without seeking shareholder approval. As of December 31, 2025, we had 4,483,407 shares outstanding and no shares underlying options that are currently exercisable resulting in 10,416,593 shares of common stock available for issue. We purchased 100,000 shares of SCI’s common stock in December 2025 pursuant to a share repurchase program. The issuance of additional shares of common stock in the future may reduce the proportionate ownership and voting power of current shareholders.

Our Articles of Incorporation authorize us to issue up to 260,000 shares of Preferred Stock. The issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control. As of December 31, 2025, there were no preferred shares outstanding.

We have not paid dividends on our common stock in the past.

We have never declared or paid cash dividends on our shares of common stock. While it is possible that we may pay a cash dividend in the future, we currently intend to use future earnings for the growth of our business. As a result, investors must currently rely on sales of the common stock based on price appreciation, which may or may not occur, as the best way to realize future gains on their investments.

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

Our stock price, trading volume, and market listing may make it more difficult for shareholders to sell shares when desired or at attractive prices. In 2001, our stock began trading on The Over-the-Counter Bulletin Board, which is now known as the OTC Markets. Our common stock trades in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchases of our common stock at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on a major stock exchange.

Our common stock has been subject to the Securities and Exchange Commission’s “penny stock” regulations, which may limit the liquidity of common stock held by our shareholders.

Our common stock currently trades on the OTC Markets’ OTCQB market under the symbol “SCIA.” Based on a trading price often below $5 per share, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to regulations, which affected the ability of broker-dealers to sell our securities. Broker-dealers who recommend a “penny stock” to persons (other than established customers and accredited investors) must make a special written suitability determination and receive the client’s written agreement to a transaction prior to a purchase or sale.

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

We are subject to various federal, state, and local environmental and health and safety laws and regulations with respect to our operations. These laws and regulations address various matters, including asbestos, fuel oil management, wastewater discharges, air emissions, and hazardous wastes. The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, with respect to leased property, we may be held liable for costs relating to the investigation and cleanup of our leased property from which there has been a release or threatened release of a regulated material as well as other properties affected by the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including, without limitation, governmental fines, and injuries to persons, property, or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. We are not aware of any potential environmental problems. No assurances are made that such problems and costs associated with them will not arise in the future. If any of our properties were found to violate environmental laws, we may be required to expend significant amounts of time and money to rehabilitate the property, and we may be subject to significant liability. Any environmental compliance costs and liabilities incurred may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Import tariffs and/or other mandates imposed by sovereign governments could potentially lead to significantly higher prices on raw materials that are critical to our business. We could be forced to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.CYBERSECURITY.

While we have never had a material cybersecurity incident that impacted our operations, from time to time we face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; employee threats; virtual and cyber threats to our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from artificial intelligence, terrorist acts or other acts of aggression. Our customers and vendors may face similar threats. We utilize internal and external independent controls to monitor and mitigate the risk of these threats, including an outside independent Cybersecurity consultant, a Security Incident Response Plan (SIRP), and periodic Information Technology training for all employees.

Our SIRP is outlined as follows:

1.	Preparation—perform a risk assessment, identify sensitive assets, and build a Computer Security Incident Response Team (CSIRT). Our team includes an outside IT Cybersecurity consultant that provides managed services on a regular basis and a Board member with more than 25 years of IT and cyber security leadership within the Department of Defense, federal civilian government, and private sector.
2.	Identification—monitor IT systems and detect deviations from normal operations and see if they represent actual security incidents. When an incident is discovered, collect additional evidence, establish its type and severity, and document everything.
3.	Containment—perform short-term containment, for example by isolating the network segment that is under attack. Then focus on long-term containment, which involves temporary fixes to allow systems to be used in production, while rebuilding clean systems.
4.	Eradication—remove malware from all affected systems, identify the root cause of the attack, and take action to prevent similar attacks in the future.
5.	Recovery—bring affected production systems back online carefully, to prevent additional attacks. Test, verify and monitor affected systems to ensure they are back to normal activity.
6.	Lessons learned—no later than two weeks following the incident, perform a retrospective evaluation of the incident. This involves complete documentation of the incident, investigating the incident further, understanding what was done to contain it and whether anything in the incident response process could be improved.

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

Our CSIRT includes our independent outside cybersecurity consultant as our strategic lead, and the consultant and Chief Financial Officer (CFO) lead the Incident Response Team. Our consultant is certified in cybersecurity, and our CFO has overseen our IT for over twenty years. Our team meets at least annually to review the CSIRT, discuss simulations and appropriate actions, and update the SCIRT where necessary.

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

Holders of Record

As of December 31, 2025, there were approximately 189 registered holders of record of our common stock and 4,483,407 shares issued and outstanding.

Dividends

We have never declared or paid cash dividends on our shares of common stock. While it is possible that we may pay a cash dividend in the future, we currently intend to use future earnings for the growth of our business. As a result, investors must currently rely on sales of the common stock based on price appreciation, which may not occur, as the best way to realize gains on their investments.

Purchases of Equity Securities by an Affiliated Purchaser

On November 17, 2025, the Company announced a stock repurchase program authorizing the repurchase of up to $1,000,000 of the Company’s common stock. The program is set to run December 1, 2025, through November 30, 2026 and may be modified, suspended, or discontinued at any time.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the quarter ended December 31, 2025:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price Paid Per	Purchased as Part of Publicly	That May Yet Be Purchased
Period (Month/Year)	Shares Purchased	Share ($)	Announced Plan	Under the Plan ($)
December 2025	100,000	$5.00	100,000	$500,000

The approximate dollar value that may yet be purchased under the plan is $500,000 as of December 31, 2025. All shares were purchased in the open market.

Equity Compensation Plan Information

The 2011 Stock Option Plan which was approved by our shareholders has expired, and no additional stock options may be granted. There are no outstanding options as of December 31, 2025.

ITEM 6.RESERVED.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

For the year ended December 31, 2025, we had total revenue of $19,606,123 compared to $22,870,192 for the year ended December 31, 2024. Product mix along with a lower volume were the key factors in the decrease in revenue.

Gross profit was $5,031,395 for 2025 compared to $5,068,301 for 2024. The slight decrease was attributable to lower volume. Gross margin increased to 25.7% in 2025 versus 22.2% in 2024. While lower volume was the key factor to the decrease in gross profit, gross margin benefited from product mix and lower raw material costs.

Operating expenses were $3,201,624 and $3,023,535 for 2025 and 2024, respectively.

Income from operations was $1,829,771 and $2,044,766 for 2025 and 2024, respectively

The Company continues to invest in developing innovative applications and its Technical Committee establishes a defined path to commercialization. For example, electrically conductive Indium Tin Oxide with a density of 99% and rotatable targets up to three meters in length that offer multiple benefits were recently introduced in our markets. Our Enriched Boron Carbide products are particularly valued in the defense and aerospace markets since they are manufactured domestically. New initiatives are also being pursued that utilize our vacuum hot presses, cold isostatic press, and kilns for increased production and development projects, including specialty diffusion bonding processes.

Several issues are currently impacting national and global market conditions. First, continued political uncertainties, including international tariffs, are particularly affecting multinational customers. Second, inflation continues to impact labor, raw material costs and transportation expenses. We seek to pass these increases on to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Third, supply chain disruptions are adversely impacting customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding sourcing of raw materials or product shipments; however, timely deliveries and sourcing of certain materials are of increased concern and may be influenced by changes in international tariffs and reactions to such changes. We are actively maintaining contact with our suppliers and customers, identifying additional suppliers, and adapting to our customers’ specific circumstances and forecasts.

RESULTS OF OPERATIONS

Year 2025 compared to Year 2024

Revenue

For the year ended December 31, 2025, we had total revenue of $19,606,123, compared to $22,870,192, for the year ended December 31, 2024. This was a decrease of $3,264,069 or 14.3%. Product mix and lower volume were the key factors in the reduction in revenue.

Gross profit

Gross profit was $5,031,395 for 2025 compared to $5,068,301 for 2024. Gross profit as a percentage of revenue (gross margin) was 25.7% and 22.2% for 2025 and 2024, respectively. While lower revenue was the key factor in the decrease in gross profit, gross margin benefited from product mix.

General and administrative expense

General and administrative expense for 2025 and 2024, was $2,166,607 and $1,939,895, respectively, an increase of 11.7%. During 2025, compensation increased by $137,387 which included increased headcount. In addition, professional fees increased by $56,293 related to auditing, information technology, legal, and shareholder relation services and rent increased $29,589.

Research and development expense

Research and development expense was $434,436 and $564,576, for 2025 and 2024, respectively, a decrease of 23.1%. This decrease was due to fewer research materials and supplies of $140,187 as the Company introduced two new products during the second quarter of 2025. Specialty materials are being researched for use in niche markets which include custom applications, additive manufacturing and spherical powders. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these applications and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $600,581 and $519,064 for 2025 and 2024, respectively. This was an increase of $81,517 or 15.7%. An increase in staff during 2025 contributed to higher compensation of $57,234 and trade show expenses increased $9,903 due to the Company’s participation in an additional tradeshow compared to the prior year. We exhibited at additional international photonics trade shows focused on specific niche markets during 2025. Consulting fees increased $11,600 due to the Company’s evaluation of complementary market opportunities.

Interest

Net interest income was $449,367 and $393,441 for 2025 and 2024, respectively. The increase was primarily due to higher cash and $608,647 of additional investments in marketable securities. Interest expense related to finance lease obligations was $0 and $706 for 2025 and 2024, respectively.

Income taxes

Income tax expense was $533,853 and $576,818 for 2025 and 2024, respectively. The effective tax rate was 23.4% for 2025 compared to 23.6% for 2024. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Accordingly, management determined that no valuation allowance was necessary, and the net deferred tax liability was $389,572 and $121,649 at December 31, 2025 and 2024, respectively.

Net income

Net income for 2025 and 2024 was $1,745,285 and $1,861,389, respectively. Slightly lower gross profit and higher expenses were partially offset by higher interest income.

Liquidity and Capital Resources

Cash

As of December 31, 2025, cash on hand was $7,939,000 compared to $6,753,403 at December 31, 2024. The increase was due to net cash provided by operating activities partially offset by investment in the acquisition of production equipment and additional purchases of marketable securities. We initiated a share repurchase program during the fourth quarter of 2025 and $500,000 of SCI’s common stock was purchased as of December 31, 2025.

Working capital

At December 31, 2025, working capital was $8,389,706 compared to $8,245,712 at December 31, 2024, an increase of $143,994 or 1.7%. The increase was primarily due to the increase in cash noted above.

Cash from operations

Net cash provided by operating activities during 2025 was $3,299,815 and $2,369,815 in 2024. In addition to the net income generated, this included adjustments for depreciation and amortization of $453,025 and $474,458, for 2025 and 2024, respectively, and noncash stock-based compensation costs were $47,206 and $43,980 for the twelve months ended December 31, 2025 and 2024, respectively. Inventories and prepaid purchase orders decreased due to continued efforts by the Company and customers monitoring inventory very closely. Customer deposits increased due to payments received during the fourth quarter of 2025 for shipments scheduled for early 2026.

Cash from investing activities

Cash of $1,005,571 and $499,805 was used in investing activities during the twelve months ended December 31, 2025 and 2024, respectively, for the acquisition of production equipment. Based on available free cash flow and our desire to earn higher returns, we purchased additional marketable securities during 2025 which resulted in an increase in the investment amount of $608,647.

Cash from financing activities

Cash of $500,000 was used in 2025 for the purchase of Treasury Stock as part of our share repurchase program. In 2024, cash of $49,149 was used in financing activities for principal payments to third parties for finance lease obligations.

Debt outstanding

There was no debt outstanding at December 31, 2025 and 2024. The final finance lease payment was made during the third quarter of 2024.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and current expected credit losses, inventory allowances, property and equipment depreciable lives, patents and license useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates.

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

Inflation

While there was not a significant impact from inflation on our operations, we experienced increased costs during 2025 and 2024 that are expected to continue into 2026.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our balance sheets as of December 31, 2025, and 2024, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2025, and 2024, together with the Report of Independent Registered Public Accounting Firm thereon appear beginning on Page F-1.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We performed a review of our related procedures and controls and strengthened cross approval of various functions, including financial reporting and disclosure review controls by the Chief Financial Officer, to include the Chief Executive Officer and Audit Committee Chairperson where appropriate. We report to the Audit Committee and the Board of Directors at least monthly (and more often as necessary). This reporting includes balance sheets, statements of operations, statements of cash flows, and other detail supporting these statements. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions, “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders scheduled to be held on May 19, 2026, and is incorporated herein by reference.

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

ITEM 11.EXECUTIVE COMPENSATION.

The information required by this item is included under the caption “Executive Compensation” in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders scheduled to be held on May 19, 2026, and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Ownership of Common Stock by Directors and Executive Officers” and “Ownership of Common Stock by Principal Shareholders” in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders scheduled to be held on May 19, 2026, and is incorporated herein by reference.

We have a Statement of Company Policy governing the purchase, sale, and/or other dispositions of our common stock. If a director, officer, or any employee has material non-public information relating to our Company, it is our policy that neither that person nor any related person may buy or sell securities of the Company during established quiet periods. This Policy is filed as Exhibit 19 with our Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders scheduled to be held on May 19, 2026, and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption “Fees of the Registered Independent Public Accounting Firm for the years ended December 31, 2025, and 2024” in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders scheduled to be held on May 19, 2026, and is incorporated herein by reference.

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

19*	Insider Trading Policy.
23.1*	Consent of Independent Registered Public Accounting Firm.
24*	Power of Attorney.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
99.1*	Press Release dated February 17, 2026, entitled “SCI Engineered Materials, Inc., Reports 2025 Fourth Quarter and Full-Year Results”.
101

The Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets at December 31, 2025 and December 31, 2024 (ii) Condensed Statements of Operations for the years ended December 31 2025 and 2024, (iii) Condensed Statement of Changes in Equity for the years ended December 31, 2025 and December 2024, (iv) Condensed Statements of Cash Flows for the years ended December 31, 2025 and 2024, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.
Date: February 17, 2026	By:	/s/ Jeremiah R. Young
Jeremiah R. Young, Director, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of February 2026.

Signature	Title
/s/ Jeremiah R. Young	Director and Chief Executive Officer
Jeremiah R. Young	(principal executive officer)

/s/ Gerald S. Blaskie	Vice President and Chief Financial Officer
Gerald S. Blaskie	(principal financial and accounting officer)

Laura F. Shunk*	Chairperson of the Board of Directors
Laura F. Shunk

Vince Crisler*	Director
Vince Crisler

John P. Gilliam*	Director
John P. Gilliam

Emily Lu*	Director
Emily Lu

Charles Wickersham*	Director
Charles Wickersham

*By:/s/ Jeremiah R. Young
Jeremiah R. Young, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SCI Engineered Materials, Inc.

Columbus, Ohio

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SCI Engineered Materials, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Columbus, Ohio

February 17, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

ASSETS

	December 31,	December 31,
	2025	2024

Current Assets
Cash and cash equivalents	$7,939,000	$6,753,403
Investments - marketable securities, short term	298,125	509,478
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	694,864	704,808
Tax - Employee Retention Credit	—	40,539
Other	25,500	29,941
Inventories, net	1,091,471	1,432,914
Prepaid purchase orders	44,789	83,932
Prepaid expenses	151,702	154,902
Total current assets	10,245,451	9,709,917

Property and Equipment, at cost
Machinery and equipment	9,314,408	8,755,422
Furniture and fixtures	180,364	178,307
Leasehold improvements	732,711	744,297
Construction in progress	627,503	226,002
	10,854,986	9,904,028
Less accumulated depreciation and amortization	(8,020,249)	(7,632,946)
Property and equipment, net	2,834,737	2,271,082

Other Assets
Investments, net - marketable securities, long term	3,069,000	2,249,000
Right of use asset, net	1,061,709	1,236,572
Other assets	61,461	66,394
Total other assets	4,192,170	3,551,966

TOTAL ASSETS	$17,272,358	$15,532,965

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

BALANCE SHEETS (continued)

DECEMBER 31, 2025 AND 2024

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	December 31,
	2025	2024

Current Liabilities
Operating lease obligations, current portion	$212,561	$174,863
Accounts payable	245,523	419,209
Customer deposits	829,158	337,873
Accrued compensation	403,281	401,830
Accrued expenses and other	165,222	130,430
Total current liabilities	1,855,745	1,464,205

Deferred tax liability	389,572	121,649
Operating lease obligations, net of current portion	849,148	1,061,709
Total liabilities	3,094,465	2,647,563

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,583,407 and 4,568,127 shares issued, respectively	10,753,529	10,706,323
Additional paid-in capital	2,233,384	2,233,384
Retained earnings (accumulated deficit)	1,690,980	(54,305)
Less; Treasury stock, at cost (100,000 and 0 common shares, respectively)	(500,000)	—
Total shareholders' equity	14,177,893	12,885,402

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,272,358	$15,532,965

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

Revenue	$19,606,123	$22,870,192

Cost of revenue	14,574,728	17,801,891

Gross profit	5,031,395	5,068,301

General and administrative expense	2,166,607	1,939,895

Research and development expense	434,436	564,576

Marketing and sales expense	600,581	519,064

Income from operations	1,829,771	2,044,766

Interest income, net	449,367	393,441

Income before provision for income taxes	2,279,138	2,438,207

Income tax expense	533,853	576,818

NET INCOME	$1,745,285	$1,861,389

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.38	$0.41
Diluted	$0.38	$0.41

Weighted average shares outstanding
Basic	4,569,514	4,551,763
Diluted	4,569,514	4,556,285

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025 AND 2024

		Additional	(Accumulated
	Common	Paid-In	Deficit) Retained
	Stock	Capital	Earnings	Treasury Stock	Total

Balance 12/31/2023	$10,662,343	$2,233,384	$(1,915,694)	$—	$10,980,033

Common stock issued (Note 8)	43,980	—	—	—	43,980

Net income	—	—	1,861,389	—	1,861,389

Balance 12/31/2024	10,706,323	2,233,384	(54,305)	—	12,885,402

Purchase of treasury stock	—	—	—	(500,000)	(500,000)

Common stock issued (Note 8)	47,206	—	—	—	47,206

Net income	—	—	1,745,285	—	1,745,285

Balance 12/31/2025	$10,753,529	$2,233,384	$1,690,980	(500,000)	$14,177,893

The accompanying notes are an integral part of these financial statements.

SCI ENGINEERED MATERIALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025 AND 2024

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,745,285	$1,861,389
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and accretion	448,092	469,525
Amortization of patents	4,933	4,933
Stock based compensation	47,206	43,980
Loss on disposal of equipment	723	1,555
Deferred taxes	267,923	51,803
Inventory reserve	(135)	(497)
Changes in operating assets and liabilities:
Accounts receivable	54,924	135,359
Inventories	341,578	3,221,981
Prepaid purchase orders	39,143	1,040,048
Prepaid expenses	3,200	59,556
Other assets	—	(7,038)
Accounts payable	(173,686)	33,720
Operating lease assets and liabilities, net	—	(11,103)
Customer deposits	491,285	(4,533,162)
Accrued liabilities	29,344	(2,234)
Net cash provided by operating activities	3,299,815	2,369,815

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	8,548
Purchases of marketable securities	(2,868,125)	(2,250,000)
Proceeds from maturities of marketable securities	2,259,478	1,500,000
Purchases of property and equipment	(1,005,571)	(499,805)
Net cash used in investing activities	(1,614,218)	(1,241,257)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(500,000)	—
Principal payments on finance lease obligations	—	(49,149)
Net cash used in financing activities	(500,000)	(49,149)

NET INCREASE IN CASH	1,185,597	1,079,409

CASH - Beginning of year	6,753,403	5,673,994

CASH - End of period	$7,939,000	$6,753,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$706
Income taxes	234,729	470,733

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	$6,900	$6,900

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

B.Investments in marketable securities – The Company’s investments in marketable securities consist of corporate and government bonds and have been classified as held-to-maturity. The Company has the intent and ability to hold to maturity, and the securities are reported at amortized cost. The Company considers those investments which will mature in the next twelve months, including interest receivable on long-term bonds, as current assets. The remaining investments are considered non-current assets which the Company intends to hold longer than twelve months. The Company periodically evaluates the investments for impairment.

The Company uses an “expected credit loss” measurement objective for held-to-maturity securities at the time the financial asset is originated or acquired. The Company monitors the credit quality of debt securities classified as held-to-maturity using their respective credit ratings and updates them on a quarterly basis with the latest assessment completed during December 2025. Our allowance for credit losses was $1,000 at December 31, 2025 and 2024.  Expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments.

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

The Company’s two largest customers accounted for 66% and 18% of total revenue in 2025. These two customers represented 72% of the accounts receivable trade balance at December 31, 2025, and the Company expects to collect all outstanding accounts receivable as of December 31, 2025, from these customers.

The Company’s two largest customers accounted for 74% and 14% of total revenue in 2024. These two customers represented 70% of the accounts receivable trade balance at December 31, 2024 and the

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.                 Summary of Significant Accounting Policies (continued)

Company subsequently collected all outstanding accounts receivable as of December 31, 2024 from these customers.

E.Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements which typically require payment within 30-60 days. The Company does not charge interest on delinquent trade accounts receivable. Unless specified by the customer, payments are applied to the oldest unpaid invoice. Accounts receivable are presented at the amount billed.

Management estimates an allowance for expected credit losses, which was $15,000 as of December 31, 2025, and 2024. This estimation takes into consideration historical experience, current conditions and as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. There was no bad debt expense during 2025 and 2024 related to customers’ accounts receivable.

F.Inventories - Inventories are stated at the lower of cost or net realizable value on an acquired or internally produced lot basis, and consist of raw materials, work-in-process, and finished goods. Cost includes material, labor, freight and applied overhead. Inventory reserves are established for obsolete inventory, lower of cost or net realizable value, and excess inventory quantities based on management’s estimate of net realizable value. The Company had an inventory reserve of $6,881 and $7,016 at December 31, 2025, and 2024, respectively.

G.Property and Equipment - Property and equipment are carried at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets. Useful lives range from three years on computer equipment to sixteen years on certain equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Depreciation expense totaled $448,092 and $469,525 for the years ended December 31, 2025, and 2024, respectively. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. During 2025, various assets totaling $54,613 with a net book value of $723 were considered impaired. During 2024, various assets totaling $17,138 with a net book value of $1,555 were considered impaired.

H.Intangible Assets - The Company reviews intangible assets for impairment and performs detailed testing whenever impairment indicators are present. If necessary, an impairment loss is recorded for the excess of carrying value over fair value. There were no intangible assets considered impaired during 2025 or 2024.

Costs incurred to secure patents have been capitalized and amortized over the life of the patents. Cost and accumulated amortization of the patents at December 31, 2025 was $85,516 and $31,919 respectively, and cost and accumulated amortization of the patents at December 31, 2024, was $85,516 and $26,986, respectively. Amortization expense related to patents was $4,933 for the years ended December 31, 2025, and 2024, respectively. Amortization expense is expected to be at least $4,933 for each of the next five years.

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

During 2025 and 2024, revenue from the PVD industry exceeded 99% of total revenue. The top two customers represented 84% and 88% of total revenue during 2025 and 2024, respectively. International shipments resulted in 2% of total revenue during 2025 and 1% of total revenue during 2024.

Contract assets – The following table presents changes in the Company’s contract assets during the twelve months ended December 31, 2025 and 2024:

	Balance at beginning of period	Billings	Payments received	Balance at end of period
Twelve months ended December 31, 2025
Accounts receivable	$704,808	$19,606,123	$(19,616,067)	$694,864

Twelve months ended December 31, 2024
Accounts receivable	$854,501	$22,870,192	$(23,019,885)	$704,808

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.                 Summary of Significant Accounting Policies (continued)

Customer deposits – Amounts that have been invoiced are recognized in accounts receivable, customer deposits or revenue, depending on whether the revenue recognition criteria have been met. Customer deposits represent amounts billed for which revenue has not yet been recognized. Customer deposits typically relate to uncompleted purchase orders which have been partially paid for by customers prior to performance of those services or transfer of control of the product. The following table presents changes in contract liabilities during the twelve months ended December 31, 2025 and 2024:

	Balance at beginning of period	Billings	Recognized revenue	Balance at end of period
Twelve months ended December 31, 2025
Contract Liabilities: Customer deposits	$337,873	$13,895,721	$(13,404,436)	$829,158

Twelve months ended December 31, 2024
Contract Liabilities: Customer deposits	$4,871,035	$11,739,865	$(16,273,027)	$337,873

J.Stock Based Compensation - Compensation cost for all stock-based awards is based on the grant date fair value and is recognized over the required service (vesting) period. Noncash stock-based compensation expense was $47,206 and $43,980 for the years ended December 31, 2025 and 2024, respectively. Unrecognized compensation expense was $0 as of December 31, 2025 and 2024.

K.Research and Development - Research and development costs are expensed as incurred. Research and development expense for the years ended December 31, 2025 and 2024, was $434,436 and $564,576, respectively. Consistent with our growth strategy, we have identified niche markets that can benefit from our expertise in custom powder solutions, such as near-infrared doped phosphors and short-wave infrared applications. These applications enable extended life of phosphors for specific nighttime identification needs of defense personnel and first responders.

We are also pursuing opportunities in niche markets of the global photonics industry which can benefit from our expertise in custom powder solutions for advanced materials, innovative products and applications, diffusion and indium bonding, and toll processing services. The Company introduced an innovative rotatable precious metal target product for the photonics industry and an Indium Tin Oxide product in the second quarter of 2025. Investments also continue to be made offering customers alternatives to lower their total cost of ownership for reclaim and repress processes. Initiatives are also being pursued to leverage utilization of our vacuum hot presses, cold isostatic press, and kilns for increased production and development projects.

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

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we will not be able to

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2.                 Summary of Significant Accounting Policies (continued)

realize our deferred tax assets in the future, we will make an adjustment to the deferred tax asset valuation allowance, which would increase the provision for income taxes.

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

N.Recent Accounting Pronouncements  – The Company reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended December 31, 2025. In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07,Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 did not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. Under ASU 2023-07, public entities with a single reportable segment must apply all of ASU 2023-07's disclosure requirements and the existing segment disclosure and reconciliation requirements in ASC 280 – Segment Reporting on an annual and interim basis. We implemented ASU 2023-07 with retrospective application in the 2025 annual financial statements and have included the additional disclosures in Note 13, Segment Information.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to improve the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. We implemented ASU 2023-09 with retrospective application in the 2025 annual financial statements and have included the additional disclosures in Note 10, Income Taxes.

O.Employee Retention Credit (“ERC”) - The Company qualified for federal government assistance through ERC provisions of the Consolidated Appropriations Act of 2021 during 2021 and 2020. The purpose of the ERC was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. This credit was recorded in the Statement of Income as an offset to payroll costs in their respective expense lines. A balance of $40,539 appears as a tax receivable on the balance sheets at December 31, 2024. This credit was received in 2025.

Note 3.                 Investments

Money market funds, where quoted prices are available in an active market, are classified within level 1 of the valuation hierarchy. The Company invested in a money market fund which had a fair value of $5,500,903 and $3,192,705 at December 31, 2025 and 2024, respectively. This is valued at original cost plus interest and is included in Cash and cash equivalents on the balance sheet.

As of December 31, 2025 and December 31, 2024, the Company held investments in corporate bonds rated BBB+ or higher and U.S. government securities that are required to be measured for disclosure

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.                 Investments (continued)

purposes at fair value on a recurring basis. The bonds and government securities are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets, including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At December 31, 2025, the length of time until maturity of the bonds currently owned ranged from 10 months to 36 months. The amortized cost, allowance for credit losses, fair value, and the related unrecognized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
December 31, 2025
Corporate bonds	$3,368,125	$—	$7,156	$3,375,281
Total investments	$3,368,125	$—	$7,156	$3,375,281

Allowance for credit losses	(1,000)
Total investments, net	$3,367,125

December 31, 2024
Corporate bonds	$2,250,000	$(6,097)	$—	$2,243,903
U.S. government treasuries	509,478	—	7,662	517,140
Total investments	$2,759,478	$(6,097)	$7,662	$2,761,043

Allowance for credit losses	(1,000)
Total investments, net	$2,758,478

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The Company monitors the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and updates them on a quarterly basis with the latest assessment completed during December 2025. Our allowance for credit losses was $1,000 at December 31, 2025 and 2024. Expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.                 Inventories

Inventories consist of the following as of December 31:

	2025	2024
Raw materials	$165,140	$291,890
Work-in-process	681,176	895,373
Finished goods	252,036	252,667
	1,098,352	1,439,930
Inventory reserve	(6,881)	(7,016)
	$1,091,471	$1,432,914

Note 5.                 Line of Credit

The Company renewed its line of credit with a regional bank for $1 million during 2025. The line of credit bears interest equal to the rate of interest per annum established by the bank as its Prime Rate. This line of credit has a maturity date of August 29, 2026. No amounts were drawn on this line of credit during 2025 or 2024.

Note 6.                 Operating Lease Obligations

The Company entered into an operating lease with a third party on March 18, 2014, for its headquarters in Columbus, Ohio. The lease had a maturity date of November 30, 2024. During 2024, the Company modified its operating lease, which included changes to the lease terms and adjustments to the lease payments. The Company extended the lease period for an additional five years with a new maturity date of November 30, 2029. The terms of the lease include monthly payments ranging from $24,700 to $28,900. The modifications did not result in a change in the classification of the lease, which continues to be classified as an operating lease. The lease liability was remeasured using the discount rate as of the effective date of the modification. The right of use asset was adjusted by the amount of the remeasurement of the lease liability. Therefore, an increase to the right of use asset and operating lease liabilities totaling $750,799 was reflected in the accompanying financial statements for the year ended December 31, 2024. There are no restrictions or covenants associated with the lease. The lease costs were approximately $297,900 and  $131,800 during the years ended December 31, 2025 and 2024, respectively. Additionally, the variable lease costs were approximately $96,400 and $62,500 for the years ended December 31, 2025 and 2024, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of December 31, 2025, assuming the lease renews at the current terms:

2026	$309,793
2027	322,184
2028	335,072
2029	318,374
Total minimum lease payments	1,285,423
Less debt discount	223,714
Total operating lease obligations	$1,061,709

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.                 Operating Lease Obligations (continued)

The following summaries additional information related to leases for the years ended December 31:

	2025		2024
Right of use asset obtained in exchange for lease liability	$—		$1,249,923
Operating cash outflows from operating leases	$174,863		$117,499
Weighted average remaining lease term – operating leases	3.9	years	4.9	years
Weighted average discount rate – operating leases	8.5%		8.5%

Note 7.                 Finance Leases

The Company previously acquired certain equipment under finance leases. The final payment for the only existing lease was made during the third quarter of 2024.

These assets were amortized over a period of ten years using the straight-line method and amortization is included in depreciation expense. There were no finance lease costs in 2025. Finance lease costs totaled $49,149 for the year ended December 31, 2024. The finance leases were structured such that ownership of the leased asset reverted to the Company at the end of the lease term. Accordingly, leased assets are depreciated using the Company’s normal depreciation methods and lives. Ownership of certain assets was transferred to the Company in accordance with the terms of the leases and these assets have been excluded from the leased asset disclosure above.

Note 8.                Common and Preferred Stock

Common Stock

Employees received compensation of 10,852 and 8,709 aggregate shares of common stock of the Company during 2025 and 2024, respectively. These shares had an aggregate value of $47,206 and $43,980 for 2025 and 2024, respectively, and were recorded as non-cash stock compensation expense in the financial statements.

During 2025, 5,945 stock options were exercised by employees via cashless exercise at $1.25 per share. During 2024, 35,359 stock options were exercised by employees via cashless exercise, which included 15,116 options exercised at $1.25 per share and 20,243 options exercised at $0.84 per share.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.                Common and Preferred Stock (continued)

Preferred Stock

Shares of Preferred Stock authorized and outstanding as of December 31, 2025 and 2024, were as follows:

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

Employee stock options outstanding as of  December 31:

	2025	2024
Options outstanding	—	5,945

The following is provided to reconcile the earnings per share calculations:

	2025	2024
Net income	$1,745,285	$1,861,389

Weighted average common shares outstanding - basic	4,569,514	4,551,763

Effect of dilution - stock options	—	4,522
Weighted average shares outstanding - diluted	4,569,514	4,556,285

Treasury Stock

On November 17, 2025, the Company announced a stock repurchase program authorizing the repurchase of up to $1,000,000 of the Company’s common stock. The program is set to run December 1, 2025, through November 30, 2026 and may be modified, suspended, or discontinued at any time. In December 2025, the Company repurchased 100,000 shares at $5 per share. This amount is shown on the balance sheet as Treasury stock. The approximate dollar value that may yet be purchased under the plan is $500,000 as of December 31, 2025. All shares were purchased in the open market.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.                 Stock Option Plans

On June 10, 2011, shareholders approved the SCI Engineered Materials, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The Company adopted the 2011 Plan as an incentive to key employees, directors, and consultants under which options to purchase up to 250,000 shares of the Company’s common stock may be granted, subject to the execution of stock option agreements. Incentive stock options may be granted to key employees of the Company and non-statutory options may be granted to directors who are not employees, consultants, or advisors rendering services to the Company. Options may be exercised for periods up to 10 years from the date of grant at prices not less than 100% of fair market value on the date of grant. The Plan expired, and no additional stock options may be granted. As of December 31, 2024 there were 5,945 options outstanding from the 2011 Plan and all were exercised in 2025.

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

The cumulative status of options granted and outstanding as of December 31, 2025 and 2024, as well as options which became exercisable in connection with the Stock Option Plans is summarized as follows:

Employee Stock Options

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2024	41,304	$1.05
Exercised	(35,359)	$1.02
Outstanding at December 31, 2024	5,945	$1.25
Exercised	(5,945)	1.25
Outstanding at December 31, 2025	—	$—
Options exercisable at December 31, 2024	5,945	$1.25
Options exercisable at December 31, 2025	—	$—

There were no options outstanding as of December 31, 2025. The exercise price for options outstanding was $1.25 at December 31, 2024. There were no nonvested stock options at December 31, 2025 and 2024.

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10.               Income Taxes

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31:

	2025	2024
Deferred tax assets (liabilities)
Allowance for doubtful accounts	$3,162	$3,162
Reserve for obsolete inventories	1,451	1,479
Allowance for credit losses	211	211
R&E Section 174 expense capitalization	—	218,926
Reserve for asset retirement	23,159	21,706
Property and equipment	(417,555)	(367,133)
Total	$(389,572)	$(121,649)

For the years ended December 31, 2025, and 2024, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	2025		2024
Federal statutory rate	$478,619	21.0%	$512,023	21.0%
State/city tax	38,746	1.7	42,337	1.7
Non-deductible expense	—	0.0	—	0.0
Other adjustments	16,488	0.7	22,458	0.9
Effective rate	$533,853	23.4%	$576,818	23.6%

Components of the income tax provision are as follows:

	2025	2024
Current:
Federal	$227,213	$483,560
State and local	38,746	41,456
Total current	265,959	525,016
Deferred:
Federal	267,894	50,921
State and local	—	881
Total deferred	267,894	51,802
Total	$533,853	$576,818

The Company follows guidance issued by the Financial Accounting Standards Board (“FASB ASC 740”) with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company has no unrecognized tax benefits under guidance related to tax uncertainties. The Company does not anticipate the unrecognized tax benefits will significantly change in the next twelve months. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2025 and 2024. The Company files income tax returns in the U.S. federal

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10.               Income Taxes (continued)

jurisdiction and various state and local jurisdictions. The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2022 through 2025 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

●	The fair values of cash and cash equivalents, trade receivables, accounts payable, short-term notes payable and finance lease obligations and current maturities of long-term notes payable and finance lease obligations: Amounts are reported at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments

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

Following is a reconciliation of the aggregate retirement liability associated with the Company’s obligation to dismantle and remove the machinery and equipment associated with its lease:

Balance at January 1, 2024	$96,068

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	6,900
Balance at December 31, 2024	$102,968

Increase in present value of the obligation (accretion expense in the corresponding amount charged against earnings)	6,900
Balance at December 31, 2025	$109,868

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13. Segment Information

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer.

We operate as one operating and reportable segment, in one location, as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition thin film applications. We are managed on a consolidated basis and derive substantially all of our revenue from the sale and support of one group of similar products from customers with multinational operations.   The accounting policies of the Company's operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies. Our CODM does not receive profitability information at a lower level than consolidated results and evaluates net income on a consolidated basis to set financial performance targets. Our CODM assesses performance, and makes resource allocation decisions, primarily through comparison of actual results to forecasted results, year-over-year analysis, and review of historical performance trends. The measure of segment assets is reported on the Company's consolidated balance sheets as total consolidated assets.

The Company's significant expenses and other segment items are provided in the table below:

	YEARS ENDED DECEMBER 31,

	2025	2024

Revenue	$19,606,123	$22,870,192

Cost of revenue [1]	14,568,764	17,796,155

General and administrative expense [1]	2,139,798	1,914,362

Research and development expense [1]	424,401	555,617

Marketing and sales expense [1]	596,183	515,312

Stock Based Compensation	47,206	43,980

Other segment items, net [2]	84,486	183,377

Net income	$1,745,285	$1,861,389

[1] Excludes stock compensation expense
[2] Includes net interest income and provision for income taxes

SCI ENGINEERED MATERIALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 14.Subsequent Event

On February 10, 2026, the Company reported that it was subjected to an imposter scam of $898,325 executed in conjunction with bank fraud. Immediately upon recognition of this event management contacted the Company’s financial institution, filed an IC3 report with the U.S. Federal Bureau of Investigation, and is working with its Insurance carrier. Comprehensive efforts are being actively pursued to recover the funds involved; as of February 12, 2026, $336,299 has been recovered. To date, the Company has not found any evidence of additional fraudulent activity and currently does not believe the incident resulted in any unauthorized access to data or systems maintained by the Company. However, the Company’s investigation into the incident and its impacts on the Company, including its internal controls, remains ongoing. The business and operations were not affected.