Form 10-Q
period 2026-03-31
SCI Engineered Materials, Inc.
filed 2026-05-01
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

4,450,003 shares of Common Stock, without par value, were outstanding at April 30, 2026.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	3

	Condensed Statements of Income for the Three months ended March 31, 2026 and 2025 (unaudited)	5

	Condensed Statements of Shareholders’ Equity for the Three months ended March 31, 2026 and 2025 (unaudited)	6

	Condensed Statements of Cash Flows for the Three months ended March 31, 2026 and 2025 (unaudited)	7

	Notes to the Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	19

Signatures		20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2026	2025
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$8,540,160	$7,939,000
Investments - marketable securities, short term	298,688	298,125
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	745,638	694,864
Other	42,272	25,500
Inventories, net	3,277,395	1,091,471
Prepaid purchase orders	51,253	44,789
Prepaid expenses	101,905	151,702
Total current assets	13,057,311	10,245,451

Property and Equipment, at cost
Machinery and equipment	9,377,108	9,314,408
Furniture and fixtures	180,364	180,364
Leasehold improvements	732,711	732,711
Construction in progress	647,570	627,503
	10,937,753	10,854,986
Less accumulated depreciation and amortization	(7,899,596)	(8,020,249)
Property and equipment, net	3,038,157	2,834,737

Other Assets
Investments, net - marketable securities, long term	3,069,000	3,069,000
Right of use asset, net	1,011,287	1,061,709
Other assets	60,227	61,461
Total other assets	4,140,514	4,192,170

TOTAL ASSETS	$20,235,982	$17,272,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2026	2025
	(UNAUDITED)
Current Liabilities
Operating lease obligations, current portion	$222,253	$212,561
Accounts payable	266,258	245,523
Customer deposits	3,556,441	829,158
Accrued compensation	238,590	403,281
Accrued expenses and other	188,470	165,222
Total current liabilities	4,472,012	1,855,745

Deferred tax liability	515,154	389,572
Operating lease obligations, net of current portion	789,032	849,148
Total liabilities	5,776,198	3,094,465

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,600,003 and 4,583,407 shares issued, respectively	10,840,658	10,753,529
Additional paid-in capital	2,233,384	2,233,384
Retained earnings	2,153,242	1,690,980
Less: Treasury stock, at cost (150,000 and 100,000 common shares, respectively)	(767,500)	(500,000)
Total shareholders' equity	14,459,784	14,177,893

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,235,982	$17,272,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

Revenue	$8,160,362	$3,500,232

Cost of revenue	6,125,242	2,427,418

Gross profit	2,035,120	1,072,814

General and administrative expense	642,043	547,821

Fraud expense	562,026	—

Research and development expense	142,610	102,267

Marketing and sales expense	199,517	120,187

Income from operations	488,924	302,539

Interest income, net	109,086	98,130

Income before provision for income taxes	598,010	400,669

Income tax expense	135,748	90,952

NET INCOME	$462,262	$309,717

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.10	$0.07
Diluted	$0.10	$0.07

Weighted average shares outstanding
Basic	4,470,227	4,568,127
Diluted	4,470,227	4,572,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

		Additional
	Common	Paid-In	Retained Earnings
	Stock	Capital	(Accumulated Deficit)	Treasury Stock	Total

Balance 12/31/2025	$10,753,529	$2,233,384	$1,690,980	$(500,000)	$14,177,893

Purchase of treasury stock	—	—	—	(267,500)	(267,500)

Common stock issued (Note 5)	87,129	—	—	—	87,129

Net income	—	—	462,262	—	462,262

Balance 3/31/2026	$10,840,658	$2,233,384	$2,153,242	$(767,500)	$14,459,784

Balance 12/31/2024	$10,706,323	$2,233,384	$(54,305)	$—	$12,885,402

Net income	—	—	309,717	—	309,717

Balance 3/31/2025	$10,706,323	$2,233,384	$255,412	$—	$13,195,119

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$462,262	$309,717
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and accretion	123,956	104,369
Amortization of patents	1,233	1,233
Stock based compensation	87,129	—
(Gain) on disposal of equipment	(16,667)	—
Deferred taxes	125,582	84,140
Inventory reserve	2,332	510
Changes in operating assets and liabilities:
Accounts receivable	(67,546)	76,619
Inventories	(2,188,256)	241,340
Prepaid purchase orders	(6,464)	56,898
Prepaid expenses	49,797	38,914
Accounts payable	20,735	39,068
Customer deposits	2,727,283	200,162
Accrued liabilities	(143,171)	(219,617)
Net cash provided by operating activities	1,178,205	933,353

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	18,000	—
Purchases of marketable securities	(563)	(750,000)
Proceeds from maturities of marketable securities	—	500,000
Purchases of property and equipment	(326,982)	(83,336)
Net cash used in investing activities	(309,545)	(333,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(267,500)	—
Net cash used in financing activities	(267,500)	—

NET INCREASE IN CASH	601,160	600,017

CASH - Beginning of year	7,939,000	6,753,403

CASH - End of period	$8,540,160	$7,353,420

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
	$1,725	$1,725

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim condensed financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2025. Interim results are not necessarily indicative of results for the full year.

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

Revenue from the photonics industry exceeded 99% of total revenue during the three months ended March 31, 2026 and 2025. The top two customers represented 87% and 80% of total revenue for the three months ended March 31, 2026 and 2025, respectively. The Company sells multiple products to its top two customers. International shipments were 0.4% and 1.0% of total revenue for the three months ended March 31, 2026 and 2025.

SCI ENGINEERED MATERIALS, INC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2.  Summary of Significant Accounting Policies (continued)

Contract assets – The following table presents changes in the Company’s contract assets during the three months ended March 31, 2026 and 2025:

	Balance at beginning of period	Billings	Payments received	Balance at end of period
Three months ended March 31, 2026
Accounts receivable	$694,864	$8,160,362	$(8,109,588)	$745,638

Three months ended March 31, 2025
Accounts receivable	$704,808	$3,500,232	$(3,586,049)	$618,991

Customer deposits – Amounts that have been invoiced are recognized in accounts receivable, customer deposits or revenue, depending on whether the revenue recognition criteria have been met. Customer deposits represent amounts billed for which revenue has not yet been recognized. Customer deposits typically relate to uncompleted purchase orders which have been partially paid for by customers prior to performance of those services or transfer of control of the product. The following table presents changes in contract liabilities during the three months ended March 31, 2026 and 2025:

	Balance at beginning of period	Billings	Recognized revenue	Balance at end of period
Three months ended March 31, 2026
Contract Liabilities: Customer deposits	$829,158	$9,143,768	$(6,416,485)	$3,556,441

Three months ended March 31, 2025
Contract Liabilities: Customer deposits	$337,873	$2,146,158	$(1,945,996)	$538,035

Note 3.  Recent Accounting Pronouncements

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2026. Applicable pronouncements are adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed financial statements.

Note 4.  Investments

Money market funds, where quoted prices are available in an active market, are classified within level 1 of the valuation hierarchy. The Company invested in a money market fund which had a fair value of $5,549,703 and $5,500,903 at March 31, 2026 and December 31, 2025, respectively. This is valued at original cost plus interest and is included in and cash equivalents on the balance sheet.

SCI ENGINEERED MATERIALS, INC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.  Investments (continued)

As of March 31, 2026 and December 31, 2025, the Company held investments in corporate bonds rated BBB+ or higher, and U.S. government securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds and government securities are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At March 31, 2026, the length of time until maturity of the bonds currently owned ranged from 7 to 33 months. The amortized cost, allowance for credit losses, fair value, and the related unrecognized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
March 31, 2026
Corporate bonds	$3,368,688	$(8,429)	$—	$3,360,259
Total investments	$3,368,688	$(8,429)	$—	$3,360,259

Allowance for credit losses	(1,000)
Total investments, net	$3,367,688

December 31, 2025
Corporate bonds	$3,368,125	$—	$7,156	$3,375,281
Total investments	$3,368,125	$—	$7,156	$3,375,281

Allowance for credit losses	(1,000)
Total investments, net	$3,367,125

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The Company monitors the credit quality of debt securities classified as held-to-maturity using their respective credit ratings and updates them on a quarterly basis with the latest assessment completed on March 31, 2026. Our allowance for credit losses was $1,000 at March 31, 2026 and December 31, 2025, respectively. Expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments.

Note 5.  Common Stock and Stock Options

Stock based compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Employees received compensation of 16,596 and 10,852 aggregate shares of common stock of the Company during the three months ended March 31, 2026, and 2025, respectively. These shares had an aggregate value of $87,129 and $0 and were recorded as non-cash stock compensation expense in the condensed financial statements for the three months ended March 31, 2026, and 2025, respectively.

SCI ENGINEERED MATERIALS, INC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.  Common Stock and Stock Options (continued)

The cumulative status of options granted and outstanding at March 31, 2026 and December 31, 2025, as well as any options which became exercisable in connection with the Company’s stock option plans is summarized as follows:

Employee Stock Options

Weighted
Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2025	5,945	$1.25
Exercised	(5,945)	$1.25
Outstanding at December 31, 2025	—	$—
Outstanding at March 31, 2026	—	$—
Options exercisable at December 31, 2025	—	$—
Options exercisable at March 31, 2026	—	$—

There were no stock options remaining as of March 31, 2026 or December 31, 2025.

Note 6.  Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$464,491	$165,140
Work-in-process	2,594,697	681,176
Finished goods	227,420	252,036
	3,286,608	1,098,352
Inventory reserve	(9,213)	(6,881)
	$3,277,395	$1,091,471

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

	Three months ended March 31,
	2026	2025
Net income	$462,262	$309,717

Weighted average common shares outstanding - basic	4,470,227	4,568,127

Effect of dilution - stock options	—	4,364
Weighted average shares outstanding - diluted	4,470,227	4,572,491

SCI ENGINEERED MATERIALS, INC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.  Line of Credit

The Company renewed its line of credit with a regional bank for $1 million during the third quarter of 2025. This line of credit has a maturity date of August 29, 2026 and bears interest equal to the rate of interest per annum established by the bank as its Prime Rate. No amounts were drawn on this line of credit as of March 31, 2026.

Note 9.  Income Taxes

The provision for income taxes for the three months ended March 31, 2026 and 2025 is based on our projected annual effective tax rate, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The effective tax rate was 22.7% for the three months ended March 31, 2026, and 2025. The difference between the effective tax rate and the marginal rate is primarily due to the effect of state and local taxes.

The following table presents the income tax expense:

	Three months ended March 31,
	2026	2025
Federal	$125,582	$84,140
State and local	10,166	6,812
	$135,748	$90,952

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Accordingly, management determined that no valuation allowance was necessary at March 31, 2026. The deferred tax liability was $515,154 at March 31, 2026 and $389,572 at December 31, 2025.

Note 10. Operating Lease

The Company entered into an operating lease with a third party in November 2024 for its headquarters in Columbus, Ohio. The terms of the lease included monthly payments ranging from $24,700 to $28,900 with a maturity date of November 30, 2029. There are no restrictions or covenants associated with the lease. The lease costs were approximately $77,190 and $74,200 for the three months ended March 31, 2026 and 2025, respectively. Additionally, the variable lease costs were approximately $19,000 and $18,600 for the three months ended March 31, 2026 and 2025, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of March 31, 2026:

2026	$232,601
2027	322,183
2028	335,072
2029	318,374
Total minimum lease payments	1,208,230
Less debt discount	196,945
Total operating lease obligations	$1,011,285

	2026		2025
Operating cash outflows from operating leases	$50,422		$41,103
Weighted average remaining lease term – operating leases	3.7	years	4.7	years
Weighted average discount rate – operating leases	8.5%		8.5%

SCI ENGINEERED MATERIALS, INC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Segment Information

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

The Company's significant expenses and other segment items are provided in the table below:

	THREE MONTHS ENDED MARCH 31,

	2026	2025

Revenue	$8,160,362	$3,500,232

Cost of revenue	6,125,242	2,427,418

General and administrative expense	642,043	547,821

Fraud expense	562,026	—

Research and development expense	142,610	102,267

Marketing and sales expense	199,517	120,187

Stock Based Compensation	87,129	—

Other segment items, net [1]	60,467	7,178

Net income	$462,262	$309,717

[1] Includes net interest income and provision for income taxes

Note 12. Subsequent Event

Management has evaluated subsequent events through May 1, 2026, the financial statement release date, and has determined that no events requiring recognition or disclosure exist other than those already disclosed herein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Financial Statements and Notes contained herein and with those in our Form 10-K for the year ended December 31, 2025.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief, and expectations, such as statements concerning our future profitability and operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our business and financial condition and could cause actual results to differ materially from plans and projections. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Executive Summary

For the three months ended March 31, 2026, total revenue was a record $8,160,362 compared to $3,500,232 for the three months ended March 31, 2025. The increase in revenue for the three months ended March 31, 2026 versus March 31, 2025 was primarily due to higher raw material costs, product mix, and higher volume. Sales products introduced during the second half of 2025 and sales to new customers primarily contributed to the year-over-year increase.

Gross profit was $2,035,120 for the three months ended March 31, 2026, compared to $1,072,814 for the same three months in 2025. Higher revenue contributed to the increase in gross profit while higher raw material costs and product mix were the primary reasons for the decreased gross margin for the three months ended March 31, 2026, compared to the same three months in 2025. Gross profit as a percentage of revenue (gross margin) was 24.9% and 30.6% for the three months ended March 31, 2026 and 2025, respectively, due to the factors noted above.

Operating expenses were $1,546,196 for the three months ended March 31, 2026, including fraud expense of $562,026, compared to $770,275 for the same period last year. There were also increased compensation and benefits in the first quarter of 2026, primarily related to timing issues of non-cash stock based compensation versus the first quarter of 2025.

On February 10, 2026, the Company reported it was subjected to an imposter scam of $898,325 executed in conjunction with bank fraud. As of April 30, 2026, $336,299 has been recovered. Comprehensive efforts continue to be actively pursued to recover the funds involved. The business and operations were not affected.

Income from operations was $488,924 and $302,539 for the three months ended March 31, 2026, and 2025, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company invests in research and development to develop innovative applications focused on a defined path to commercialization. For example, electrically conductive Indium Tin Oxide with a density of 99% and rotatable targets up to three meters in length which offer multiple benefits were recently introduced in several of our markets. Our Enriched Boron Carbide products are particularly valued in the defense and aerospace markets since they are manufactured domestically. New initiatives are also being pursued that utilize our vacuum hot presses, cold isostatic press, and kilns for increased production and development projects, including specialty diffusion bonding processes.

During the second half of 2025, the Company identified an additional niche market that can benefit from its custom powder solutions, including spherical powders used in additive manufacturing.

Several issues are currently impacting national and global market conditions. First, continued political uncertainties in the Mideast region and status of international tariffs, are particularly affecting multinational customers. Second, inflation continues to impact labor, raw material costs and transportation expenses. We seek to pass these increases on to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Third, supply chain disruptions are adversely impacting customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding sourcing of raw materials or product shipments; however, timely deliveries and sourcing of certain materials is of increased concern and may be influenced by the  changes in international tariffs and reactions to such changes. We are actively maintaining contact with our suppliers and customers, identifying additional suppliers, and adapting to our customers’ specific circumstances and forecasts.

RESULTS OF OPERATIONS

Three months ended March 31, 2026 (unaudited) compared to three months ended March 31, 2025 (unaudited):

Revenue

For the three months ended March 31, 2026, total revenue was $8,160,362 compared to $3,500,232 for the three months ended March 31, 2025. The increase in revenue for the three months ended March 31, 2026 versus March 31, 2025 was primarily due to higher raw material costs, product mix, and higher volume.

Gross profit

Gross profit was $2,035,120 for the three months ended March 31, 2026, compared to $1,072,814 for the same three months in 2025. Higher revenue contributed to the increase in gross profit while higher raw material costs and product mix were the primary reasons for the decreased gross margin for the three months ended March 31, 2026, compared to the same three months in 2025. Gross profit as a percentage of revenue (gross margin) was 24.9% and 30.6% for the three months ended March 31, 2026 and 2025, respectively.

General and administrative expense

General and administrative expense for the three months ended March 31, 2026 and 2025, was $642,043 and $547,821, respectively. Increased compensation and benefits, primarily due to timing issues of non-cash stock based compensation compared to the same period last year, were key factors that contributed to the year-over-year increase.

Fraud expense

On February 10, 2026, the Company reported it was subjected to an imposter scam of $898,325 executed in conjunction with bank fraud. The Company has recovered $336,299 as of April 30, 2025, resulting in a fraud expense of $562,026 recorded in the first quarter of 2026. Comprehensive efforts continue to be actively pursued to recover the funds involved.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and development expense

Research and development expense for the three months ended March 31, 2026, was $142,610 compared to $102,267 for the same period in 2025, an increase of 39.4%. This increase was due to an increase in compensation of $25,763 and an increase in research materials and supplies of $6,549. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these products and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $199,517 and $120,187 for the three months ended March 31, 2026, and 2025, respectively, an increase of 66.0%. The increase was due to increased compensation and benefits of $68,148, including additional staff, during the three months ended March 31, 2026, compared to the same period in 2025.

Stock compensation expense

Stock based compensation expense was $87,129 and $0 for the three months ended March 31, 2026 and 2025 respectively. Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.

Interest

Net interest income was $109,086, and $98,130 for the three months ended March 31, 2026, and 2025, respectively. The increase was primarily due to higher cash and cash equivalents plus approximately $3.3 million invested in marketable securities.

Income taxes

Income tax expense was $135,748, and $90,952 for the three months ended March 31, 2026, and 2025, respectively. The effective tax rate was 22.7% for the three months ended March 31, 2026 and 2025. The deferred tax liability was $515,154 at March 31, 2026, and $389,572 at December 31, 2025.

Net income

Net income for the three months ended March 31, 2026 and 2025, was $462,262 and $309,717, respectively. Higher gross profit primarily contributed to the increase in net income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

Cash and cash equivalents

As of March 31, 2026, cash and cash equivalents were $8,540,160 compared to $7,939,000 at December 31, 2025. Additionally, the Company had investments of $3,367,688 and $3,367,125 in marketable securities at March 31, 2026, and December 31, 2025, respectively.

Working capital

At March 31, 2026, working capital was $8,585,299, compared to $8,389,706 at December 31, 2025, an increase of 2.3% or $195,593. For the first three months of 2026, cash and cash equivalents increased $601,160, inventories increased $2,185,924, customer deposits increased $2,727,283 and accounts receivable increased $67,546. In addition, accounts payable increased $20,735 and accrued liabilities decreased $141,443 compared to 2025 year-end.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from operations

Net cash provided by operating activities was $1,178,205 and $933,353 for the three months ended March 31, 2026 and 2025, respectively. In addition to the net income generated in each period, these amounts included depreciation and accretion of $125,189 and $105,602, and noncash stock-based compensation costs of $87,129 and $0 for the three months ended March 31, 2026, and March 31, 2025, respectively. The increase in customer deposits and inventory compared to December 31, 2025, were primarily related to orders received late in the first quarter of 2026. Customers continue to adapt to external economic and market issues, while monitoring their inventory very closely including intra-quarter shipments while also attempting to minimize their inventory at quarter end.

Cash from investing activities

Cash of $326,982 and $83,336 was used in investing activities for the acquisition of production equipment during the three months ended March 31, 2026 and 2025, respectively.

Cash from financing activities

The Company used no cash in financing activities for principal payments to third parties for finance lease obligations during the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026, the Company purchased $267,500 of treasury stock.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including special purpose entities.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed financial statements and accompanying notes. Note 2 to the condensed financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025, describes the significant accounting policies and methods used in the preparation of the condensed financial statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts and current expected credit losses, inventory allowances, property and equipment depreciable lives, patents and licenses useful lives, revenue recognition, income tax expense, deferred tax assets and liabilities, realization of deferred tax assets, stock-based compensation and assessing changes in which impairment of certain long-lived assets may occur. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances, and our gross margin could be adversely affected. The tax valuation allowance is based on our consideration of new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. If we were to determine not to be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset would be necessary which would reduce our net income for that period. Depreciable and useful lives estimated for property and equipment, licenses and patents are based on initial expectations of the period of time these assets and intangibles will benefit us. Changes in circumstances related to a change in our business, changes in technology or other factors could result in these assets becoming impaired, which could adversely affect the value of these assets.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2026, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures after the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	*	Press Release dated May 1, 2026 entitled “SCI Engineered Materials, Inc., Reports 2026 First Quarter Results.”

101	*

The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2026 and December 31, 2025, (ii) Condensed Statements of Income for the three months ended March 31, 2026 and 2025, (iii)  Condensed Statement of Changes in Equity for the three months ended March 31, 2026 and 2025, (iv) Condensed Statements of Cash

Flows for the three months ended March 31, 2026 and 2025, and (v) Notes to the Condensed Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: May 1, 2026	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Shelby S. Yohn
Shelby S. Yohn, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)