Form 10-Q
period 2026-06-30
SCI Engineered Materials, Inc.
filed 2026-07-30
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

4,450,003 shares of Common Stock, without par value, were outstanding at July 30, 2026.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	3

	Condensed Statements of Income for the Three and Six months ended June 30, 2026 and 2025 (unaudited)	5

	Condensed Statements of Shareholders’ Equity for the Three and Six months ended June 30, 2026 and 2025 (unaudited)	6

	Condensed Statements of Cash Flows for the Six months ended June 30, 2026 and 2025 (unaudited)	7

	Notes to the Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Mine Safety Disclosures	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	20

Signatures		21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2026	2025
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$9,889,753	$7,939,000
Investments - marketable securities, short term	799,250	298,125
Accounts receivable
Trade, less allowance for doubtful accounts of $15,000	1,006,578	694,864
Other	35,072	25,500
Inventories, net	3,624,420	1,091,471
Prepaid purchase orders	248,493	44,789
Prepaid expenses	131,327	151,702
Total current assets	15,734,893	10,245,451

Property and Equipment, at cost
Machinery and equipment	9,694,462	9,314,408
Furniture and fixtures	180,364	180,364
Leasehold improvements	732,711	732,711
Construction in progress	883,802	627,503
	11,491,339	10,854,986
Less accumulated depreciation and amortization	(8,018,015)	(8,020,249)
Property and equipment, net	3,473,324	2,834,737

Other Assets
Investments, net - marketable securities, long term	2,569,000	3,069,000
Right of use asset, net	959,224	1,061,709
Other assets	58,993	61,461
Total other assets	3,587,217	4,192,170

TOTAL ASSETS	$22,795,434	$17,272,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2026	2025
	(UNAUDITED)
Current Liabilities
Operating lease obligations, current portion	$232,011	$212,561
Accounts payable	477,280	245,523
Customer deposits	4,546,123	829,158
Accrued compensation	343,462	403,281
Accrued expenses and other	75,303	165,222
Total current liabilities	5,674,179	1,855,745

Deferred tax liability	763,983	389,572
Operating lease obligations, net of current portion	727,212	849,148
Total liabilities	7,165,374	3,094,465

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,600,003 and 4,583,407 shares issued, respectively	10,840,658	10,753,529
Additional paid-in capital	2,233,384	2,233,384
Retained earnings	3,323,518	1,690,980
Less: Treasury stock, at cost (150,000 and 100,000 common shares, respectively)	(767,500)	(500,000)
Total shareholders' equity	15,630,060	14,177,893

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,795,434	$17,272,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$9,485,119	$3,609,304	$17,645,481	$7,109,536

Cost of revenue	7,208,664	2,451,147	13,333,906	4,878,565

Gross profit	2,276,455	1,158,157	4,311,575	2,230,971

General and administrative expense	512,090	549,540	1,154,133	1,097,361

Fraud expense	—	—	562,026	—

Research and development expense	147,433	107,374	290,043	209,641

Marketing and sales expense	217,466	145,436	416,983	265,623

Income from operations	1,399,466	355,807	1,888,390	658,346

Interest income, net	110,359	115,680	219,445	213,810

Income before provision for income taxes	1,509,825	471,487	2,107,835	872,156

Income tax expense	339,549	107,028	475,297	197,980

NET INCOME	$1,170,276	$364,459	$1,632,538	$674,176

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.26	$0.08	$0.37	$0.15
Diluted	$0.26	$0.08	$0.37	$0.15

Weighted average shares outstanding
Basic	4,450,003	4,574,686	4,460,059	4,571,425
Diluted	4,450,003	4,578,926	4,460,059	4,575,729

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

		Additional
	Common	Paid-In	Retained Earnings
	Stock	Capital	(Accumulated Deficit)	Treasury Stock	Total

Balance 12/31/2025	$10,753,529	$2,233,384	$1,690,980	$(500,000)	$14,177,893

Purchase of treasury stock	—	—	—	(267,500)	(267,500)

Common stock issued (Note 5)	87,129	—	—	—	87,129

Net income	—	—	462,262	—	462,262

Balance 03/31/2026	$10,840,658	$2,233,384	$2,153,242	$(767,500)	$14,459,784

Net income			1,170,276		1,170,276

Balance 06/30/2026	$10,840,658	$2,233,384	$3,323,518	$(767,500)	$15,630,060

Balance 12/31/2024	$10,706,323	$2,233,384	$(54,305)	$—	$12,885,402

Net income	—	—	309,717	—	309,717

Balance 03/31/2025	$10,706,323	$2,233,384	$255,412	$—	$13,195,119

Common stock issued (Note 5)	47,206	—	—	—	47,206

Net income	—	—	364,459	—	364,459

Balance 06/30/2025	$10,753,529	$2,233,384	$619,871	$—	$13,606,784

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,632,538	$674,176
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and accretion	251,138	211,740
Amortization of patents	2,467	2,466
Stock based compensation	87,129	47,206
(Gain) on disposal of equipment	(16,667)	497
Deferred taxes	374,411	878
Inventory reserve	4,669	680
Changes in operating assets and liabilities:
Accounts receivable	(321,286)	148,122
Inventories	(2,537,618)	354,512
Prepaid purchase orders	(203,704)	(58,633)
Prepaid expenses	20,375	88,933
Accounts payable	231,757	117,705
Customer deposits	3,716,965	520,251
Accrued liabilities	(153,188)	(185,292)
Net cash provided by operating activities	3,088,986	1,923,241

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	18,000	—
Purchases of marketable securities	(1,125)	(2,000,000)
Proceeds from maturities of marketable securities	—	1,509,478
Purchases of property and equipment	(887,608)	(215,454)
Net cash used in investing activities	(870,733)	(705,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(267,500)	—
Net cash used in financing activities	(267,500)	—

NET INCREASE IN CASH	1,950,753	1,217,265

CASH - Beginning of year	7,939,000	6,753,403

CASH - End of period	$9,889,753	$7,970,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—
Income taxes	339,549	194,228

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	$3,450	$3,450

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

Revenue from the photonics industry exceeded 99% of total revenue during the six months ended June 30, 2026 and 2025. The top two customers represented 87% and 83% of total revenue for the six months ended June 30, 2026 and 2025, respectively. The Company sells multiple products to its top two customers. International shipments were 0.4% and 1.0% of total revenue for the six months ended June 30, 2026 and 2025.

Note 2.  Summary of Significant Accounting Policies (continued)

Contract assets – The following table presents changes in the Company’s contract assets during the six months ended June 30, 2026 and 2025:

	Balance at beginning of period	Billings	Payments received	Balance at end of period
Six months ended June 30, 2026
Accounts receivable	$694,864	$17,645,481	$(17,333,767)	$1,006,578

Six months ended June 30, 2025
Accounts receivable	$704,808	$7,109,536	$(7,211,449)	$602,895

Customer deposits – Amounts that have been invoiced are recognized in accounts receivable, customer deposits or revenue, depending on whether the revenue recognition criteria have been met. Customer deposits represent amounts billed for which revenue has not yet been recognized. Customer deposits typically relate to uncompleted purchase orders which have been partially paid for by customers prior to performance of those services or transfer of control of the product. The following table presents changes in contract liabilities during the six months ended June 30, 2026 and 2025:

	Balance at beginning of period	Billings	Recognized revenue	Balance at end of period
Six months ended June 30, 2026
Contract Liabilities: Customer deposits	$829,158	$17,481,677	$(13,764,712)	$4,546,123

Six months ended June 30, 2025
Contract Liabilities: Customer deposits	$337,873	$4,757,749	$(4,237,498)	$858,124

Note 3.  Recent Accounting Pronouncements

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the six months ended June 30, 2026. Applicable pronouncements are adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed financial statements.

Note 4.  Investments

Money market funds, where quoted prices are available in an active market, are classified within level 1 of the valuation hierarchy. The Company invested in a money market fund which had a fair value of $5,598,642 and $5,500,903 at June 30, 2026 and December 31, 2025, respectively. This is valued at original cost plus interest and is included in cash and cash equivalents on the balance sheets.

Note 4.  Investments (continued)

As of June 30, 2026 and December 31, 2025, the Company held investments in corporate bonds rated BBB+ or higher, and U.S. government securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds and government securities are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At June 30, 2026, the length of time until maturity of the bonds currently owned ranged from 4 to 30 months. The amortized cost, allowance for credit losses, fair value, and the related unrecognized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
June 30, 2026
Corporate bonds	$3,369,250	$(15,302)	$—	$3,353,948
Total investments	$3,369,250	$(15,302)	$—	$3,353,948

Allowance for credit losses	(1,000)
Total investments, net	$3,368,250

December 31, 2025
Corporate bonds	$3,368,125	$—	$7,156	$3,375,281
Total investments	$3,368,125	$—	$7,156	$3,375,281

Allowance for credit losses	(1,000)
Total investments, net	$3,367,125

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The Company monitors the credit quality of debt securities classified as held-to-maturity using their respective credit ratings and updates them on a quarterly basis with the latest assessment completed on June 30, 2026. Our allowance for credit losses was $1,000 at June 30, 2026 and December 31, 2025, respectively. Expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments.

Note 5.  Common Stock and Stock Options

Stock based compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. Employees received compensation of 10,852 aggregate shares of common stock of the Company during the three months ended June 30, 2025. There was no stock-based compensation for the three months ended June 30, 2026. The shares granted for the three months ended June 30, 2025 had an aggregate value of $47,206 and were recorded as non-cash stock compensation expense in the condensed financial statements for the three months ended June 30, 2025.

Employees received compensation of 16,596 and 10,852 aggregate shares of common stock of the Company during the six months ended June 30, 2026 and 2025, respectively. The shares granted in the first six months of 2026 had an aggregate value of $87,129 compared to $47,206 for the same period in 2025. These amounts were recorded as non-cash stock compensation expense in the financial statements for the six months ended June 30, 2026 and 2025, respectively.

Employee Stock Options

There were no stock options remaining as of June 30, 2026 or December 31, 2025.

Note 6.  Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$629,724	$165,140
Work-in-process	2,551,558	681,176
Finished goods	454,689	252,036
	3,635,970	1,098,352
Inventory reserve	(11,550)	(6,881)
	$3,624,420	$1,091,471

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$1,170,276	$364,459	$1,632,538	$674,176

Weighted average common shares outstanding - basic	4,450,003	4,574,686	4,460,059	4,571,425

Effect of dilution - stock options	—	4,240	—	4,304
Weighted average shares outstanding - diluted	4,450,003	4,578,926	4,460,059	4,575,729

Note 8.  Line of Credit

The Company renewed its line of credit with a regional bank for $1 million during the third quarter of 2025. This line of credit has a maturity date of August 29, 2026 and bears interest equal to the rate of interest per annum established by the bank as its Prime Rate. No amounts were drawn on this line of credit as of June 30, 2026.

Note 9.  Income Taxes

The provision for income taxes for the three and six months ended June 30, 2026 and 2025 is based on our projected annual effective tax rate, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The effective tax rate was 22.5% for the three and six months ended June 30, 2026, and 22.7% for the same periods in 2025. The difference between the effective tax rate and the marginal rate is primarily due to the effect of state and local taxes.

The following table presents the income tax expense:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Federal	$314,120	$99,012	$439,702	$183,152
State and local	25,429	8,016	35,595	14,828
	$339,549	$107,028	$475,297	$197,980

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Accordingly, management determined that no valuation

Note 9.  Income Taxes (continued)

allowance was necessary at June 30, 2026. The deferred tax liability was $763,983 at June 30, 2026 and $389,572 at December 31, 2025.

Note 10. Operating Lease

The Company entered into an operating lease with a third party in November 2024 for its headquarters in Columbus, Ohio. The terms of the lease included monthly payments ranging from $24,700 to $28,900 with a maturity date of November 30, 2029. There are no restrictions or covenants associated with the lease. The lease costs were approximately $77,190 and $74,200 for the three months ended June 30, 2026 and 2025, respectively. Additionally, the variable lease costs were approximately $40,600 and $18,600 for the three months ended June 30, 2026 and 2025, respectively. The lease costs were approximately $154,400 and $148,400 for the six months ended June 30, 2026 and 2025, respectively. Additionally, the variable lease costs were $59,600 and $59,200 for the six months ended June 30, 2026 and 2025, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of June 30, 2026:

2026	$155,412
2027	322,183
2028	335,072
2029	318,374
Total minimum lease payments	1,131,041
Less debt discount	171,817
Total operating lease obligations	$959,224

The following summarizes additional information related to leases for the period ended June 30:

	2026		2025
Operating cash outflows from operating leases	$102,485		$83,782
Weighted average remaining lease term – operating leases	3.4	years	4.4	years
Weighted average discount rate – operating leases	8.5%		8.5%

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

Note 11. Segment Information (continued)

The Company's significant expenses and other segment items are provided in the table below:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2026	2025	2026	2025

Revenue	$9,485,119	$3,609,304	$17,645,481	$7,109,536

Cost of revenue	7,208,664	2,451,147	13,333,906	4,878,565

General and administrative expense	512,090	549,540	1,154,133	1,097,361

Fraud expense	—	—	562,026	—

Research and development expense	147,433	107,374	290,043	209,641

Marketing and sales expense	217,466	145,436	416,983	265,623

Stock Based Compensation	—	—	87,129	—

Other segment items, net [1]	(229,190)	8,652	(168,723)	15,830

Net income	$1,170,276	$364,459	$1,632,538	$674,176

[1] Includes interest income, net less income tax expense.

Note 12. Subsequent Event

On February 10, 2026, the Company reported it was subjected to an imposter scam of $898,325 executed in conjunction with bank fraud. As of June 30, 2026, the Company recovered $336,299 of that amount resulting in fraud expense of $562,026 recorded in the first quarter. On July 12, 2026, the Company was informed that a $250,000 claim related to its Smart Cyber insurance policy was approved. When the insurance proceeds are realized they will reduce the fraud expense to $312,026.

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

Executive Summary

For the three months ended June 30, 2026, total revenue was a record $9,485,119 compared to $3,609,304 for the three months ended June 30, 2025. Total revenue for the six months ended June 30, 2026, was $17,645,481 versus $7,109,536 for the same period last year. The increase in total revenue for the three and six months ended June 30, 2026 versus the same periods last year was primarily due to higher raw material input costs, product mix, and higher volume.

Gross profit was $2,276,455 for the three months ended June 30, 2026, compared to $1,158,157 for the same three months in 2025. Gross profit as a percentage of revenue (gross margin) was 24.0% and 32.1% for the three months ended June 30, 2026 and 2025, respectively. Higher revenue contributed to the increase in gross profit while higher raw material costs and product mix were the primary reasons for the decreased gross margin for the three months ended June 30, 2026, compared to the same three months in 2025.  Gross profit was $4,311,575 for the six months ended June 30, 2026 compared to $2,230,971 for the same six months in 2025, and gross margin was 24.4% and 31.4% for the six months ended June 30, 2026 and 2025, respectively. Higher revenue contributed to the increase in gross profit due to higher raw material input costs and product mix, while the same factors were the primary reasons for the lower gross margin for the three and six months ended June 30, 2026 compared to the same periods in 2025.

Operating expenses were $876,989 and $802,350 for the three months ended June 30, 2026 and June 30, 2025 respectively. There were increased compensation and benefits for Marketing and Sales, which included additional staff, and higher materials and supplies for Research and Development in the second quarter of 2026, partially offset by lower General and Administrative expense compared to the second quarter of 2025. Operating expenses were $2,423,185 for the six months ended June 30, 2026 including fraud expense of $562,026, compared to $1,572,625 for the same period last year. Higher Marketing and Sales compensation and benefits expense, increased Research and Development materials and supplies, and slightly higher General and Administrative compensation and benefits were the primary factors in the year-over-year increase.

On February 10, 2026, the Company reported it was subjected to an imposter scam of $898,325 executed in conjunction with bank fraud. As of June 30, 2026, the Company recovered $336,299 of that amount resulting in fraud expense of $562,026 recorded in the first quarter. On July 12, 2026, the Company was informed that a $250,000 claim related to its Smart Cyber insurance policy was approved. When the insurance proceeds are realized they will reduce the fraud expense to $312,026.

Income from operations was $1,399,466 and $355,807 for the three months ended June 30, 2026, and 2025, respectively and $1,888,390 and $658,346 for the six months ended June 30, 2026, and 2025, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company invests in research and development to develop innovative applications focused on a defined path to commercialization. For example, electrically conductive Indium Tin Oxide with a density of 99% and rotatable targets up to three meters in length which offer multiple benefits were introduced during the second quarter of 2025. New initiatives are being pursued that utilize our vacuum hot presses, cold isostatic press, and kilns for increased production and development projects, including specialty diffusion bonding processes.

During the second half of 2025, the Company identified an additional niche market that can benefit from its custom powder solutions, including spherical powders used in additive manufacturing. The Company identified additional opportunities through development of debinding processes for domestic commercial additive manufacturing applications.

Several issues are currently impacting national and global market conditions. First, continued political uncertainties in the Middle East region are particularly affecting multinational customers. Second, inflation continues to impact labor, raw material costs and transportation expenses. We seek to pass these increases on to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Third, supply chain disruptions are adversely impacting customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding sourcing of raw materials or product shipments; however, timely deliveries and sourcing of certain materials is of increased concern and may be influenced by the changes in international tariffs and their availability. We are actively maintaining contact with our suppliers and customers, identifying additional suppliers, and adapting to our customers’ specific circumstances and forecasts.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2026 (unaudited) compared to three and six months ended June 30, 2025 (unaudited):

Revenue

For the three months ended June 30 2026, total revenue was $9,485,119 compared to $3,609,304 for the three months ended June 30, 2025. The increase in revenue for the three months ended June 30, 2026 versus June 30, 2025 was primarily due to higher raw material input costs, product mix, and higher volume.  Total revenue was $17,645,481 for the six months ended June 30, 2026, compared to $7,109,536 for the six months ended June 30, 2025. The combination of product mix, higher raw material costs and volume contributed to the increase in total revenue for the six months ended June 30, 2026 versus the same period last year. We constantly monitor the costs of our raw materials as they continue to fluctuate.

Gross profit

Gross profit was $2,276,455 for the three months ended June 30, 2026, compared to $1,158,157 for the same three months in 2025. Higher revenue contributed to the increase in gross profit while higher raw material input costs and product mix were the primary reasons for the lower gross margin for the three months ended June 30, 2026, compared to the same three months in 2025. Gross profit as a percentage of revenue (gross margin) was 24.0% and 32.1% for the three months ended June 30, 2026 and 2025, respectively, due to the factors noted above.

Gross profit was $4,311,575 for the six months ended June 30, 2026 compared to $2,230,971 for the same six months in 2025, and gross margin was 24.4% and 31.4% for the six months ended June 30 2026 and 2025, respectively. Higher revenue contributed to the increase in gross profit, while higher raw material input costs and product mix were the primary reasons for the lower gross profit margin compared to a year ago.

General and administrative expense

General and administrative expense for the three months ended June 30, 2026 and 2025, was $512,090 and $549,540, respectively, a decrease of 6.8%. Lower compensation and benefits, which did not include non-cash stock based compensation for the three months ended June 30, 2026 compared to $47,206 for the same period in 2025, were key factors that contributed to the year-over-year decrease. General and administrative expense for the six months ended June 30, 2026 and 2025 was $1,154,133 and $1,097,361 respectively an increase of 5.2%. The increase is attributed to higher compensation and benefits and non-cash compensation for the first half of 2026 compared to 2025.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fraud expense

On February 10, 2026, the Company reported it was subjected to an imposter scam of $898,325 executed in conjunction with bank fraud. As of June 30, 2026, the Company recovered $336,299 of that amount resulting in fraud expense of $562,026 recorded in the first quarter. On July 12, 2026, the Company was informed that a $250,000 claim related to its Smart Cyber insurance policy was approved. When the insurance proceeds are realized they will reduce the fraud expense to $312,026.

Research and development expense

Research and development expense for the three months ended June 30, 2026, was $147,433 compared to $107,374 for the same period in 2025, an increase of 37.3%. This increase was primarily due to higher research materials and supplies of $43,094 and increased compensation of $4,353. Research and development expense for the six months ended June 30, 2026 was $290,043 compared to $209,641 for the same period in 2025, an increase of 38.3%. This increase was primarily due to higher research materials and supplies of $49,643 and increased compensation of $14,465. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these products and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $217,466 and $145,436 for the three months ended June 30, 2026, and 2025, respectively, an increase of 49.5%. The increase was due to increased compensation and benefits of $85,345, including additional staff, during the three months ended June 30, 2026, compared to the same period in 2025. Marketing and sales expense was $416,983 and $265,623 for the six months ended June 30, 2026 and 2025, respectively, an increase of 57%. Compensation and benefits expense increased $153,492 during the six months ended June 30, 2026, compared to the same period in 2025. Recent additions to our marketing and sales staff and repositioning of personnel occurred during this period and each contributed to these increases.

Stock compensation expense

Stock based compensation expense was $0 and $47,206 for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation costs were $87,129 and $47,206 for the six months ended June 30, 2026 and 2025, respectively.  Compensation expense for all stock-based awards is based on the grant date fair value and recognized over the required service (vesting) period.

Interest

Net interest income was $110,359, and $115,680 for the three months ended June 30 2026, and 2025, respectively and $219,445 and $213,810 for the six months ended June 30, 2026 and 2025, respectively. The decrease for the three months ended June 30, 2026 was due to lower interest rates. The increase for the six months ended June 30, 2026 versus June 30, 2025 was primarily due to a 25% increase in cash and cash equivalents since December 31, 2025.

Income taxes

Income tax expense was $339,549, and $107,028 for the three months ended June 30, 2026, and 2025, respectively and $475,297 and $197,980 for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate was 22.5% for the three and six months ended June 30, 2026, and 22.7% for the same periods in 2025. The deferred tax liability was $763,983 at June 30, 2026, and $389,572 at December 31, 2025.

Net income

Net income for the three months ended June 30, 2026 and 2025, was $1,170,276 and $364,459, respectively, and $1,632,538 and $674,176 for the six months ended June 30, 2026 and 2025, respectively. Net income for the six months ended June 30,

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2026 and 2025, was $1,632,538 and $674,176, respectively. Higher gross profit primarily contributed to the increase in net income for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.

Liquidity and Capital Resources

Cash and cash equivalents

As of June 30, 2026, cash and cash equivalents were $9,889,753 compared to $7,939,000 at December 31, 2025. Additionally, the Company had investments of $3,368,250 and $3,367,125 in marketable securities at June 30, 2026, and December 31, 2025, respectively.

Working capital

At June 30, 2026, working capital was $10,060,714, compared to $8,389,706 at December 31, 2025, an increase of 19.9% or $1,671,008. For the first six months of 2026, cash and cash equivalents increased $1,950,753, inventories increased $2,532,949, customer deposits increased $3,716,965 and accounts receivable increased $321,286. In addition, accounts payable increased $231,757 and accrued liabilities decreased $149,738 compared to 2025 year-end.

Cash from operations

Net cash provided by operating activities was $3,088,986 and $1,923,241 for the six months ended June 30, 2026 and 2025, respectively. In addition to the net income generated in each period, these amounts included depreciation and accretion of $251,138 and $211,740, and noncash stock-based compensation costs of $87,129 and $47,206 for the six months ended June 30, 2026, and 2025, respectively. The increase in customer deposits and inventory compared to December 31, 2025, were primarily related to orders received late in the second quarter of 2026. Customers continue to adapt to external economic and market issues, while monitoring their inventory very closely including intra-quarter shipments while also attempting to minimize their inventory at quarter end.

Cash from investing activities

Cash of $870,733 and $705,976 was used in investing activities during the six months ended June 30, 2026 and 2025, respectively.

Cash from financing activities

During the six months ended June, 2026, the Company purchased $267,500 of Treasury stock pursuant to its share repurchase program.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements including special purpose entities.

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

Item 4.  Controls and Procedures (continued)

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended June 30, 2026, that materially affected or were reasonably likely to materially affect our disclosure controls and procedures. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures after the date of their evaluation.

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

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	*	Press Release dated July 30, 2026 entitled “SCI Engineered Materials, Inc., Reports 2026 Second Quarter and Year-to-Date Results.”

101	*

The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2026 and December 31, 2025, (ii) Condensed Statements of Income for the three and six months ended June 30, 2026 and 2025, (iii)  Condensed Statement of Changes in Equity for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Statements of Cash

Flows for the six months ended June 30, 2026 and 2025, and (v) Notes to the Condensed Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: July 30, 2026	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Shelby S. Yohn
Shelby S. Yohn, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)