Form 10-Q
period 2026-09-30
SCI Engineered Materials, Inc.
filed 2026-10-29
CIK 830616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

4,450,003 shares of Common Stock, without par value, were outstanding at October 28, 2026.

FORM 10-Q

SCI ENGINEERED MATERIALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCI ENGINEERED MATERIALS, INC.

CONDENSED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2026	2025
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$11,041,812	$7,939,000
Investments - marketable securities, short term	799,813	298,125
Accounts receivable
Trade, less allowance for credit losses of $15,000	1,151,682	694,864
Other	55,244	25,500
Inventories, net	3,777,866	1,091,471
Prepaid purchase orders	592,098	44,789
Prepaid expenses	116,593	151,702
Total current assets	17,535,108	10,245,451

Property and Equipment, at cost
Machinery and equipment	10,196,909	9,314,408
Furniture and fixtures	180,364	180,364
Leasehold improvements	737,351	732,711
Construction in progress	439,583	627,503
	11,554,207	10,854,986
Less accumulated depreciation and amortization	(8,112,188)	(8,020,249)
Property and equipment, net	3,442,019	2,834,737

Other Assets
Investments, net - marketable securities, long term	2,569,000	3,069,000
Right of use asset, net	905,523	1,061,709
Other assets	57,759	61,461
Total other assets	3,532,282	4,192,170

TOTAL ASSETS	$24,509,409	$17,272,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2026	2025
	(UNAUDITED)
Current Liabilities
Operating lease obligations, current portion	$241,835	$212,561
Accounts payable	2,125,790	245,523
Customer deposits	3,564,512	829,158
Accrued compensation	554,448	403,281
Accrued expenses and other	251,520	165,222
Total current liabilities	6,738,105	1,855,745

Deferred tax liability	615,244	389,572
Operating lease obligations, net of current portion	663,688	849,148
Total liabilities	8,017,037	3,094,465

Shareholders' Equity
Common stock, no par value, authorized 15,000,000 shares; 4,600,003 and 4,583,407 shares issued, respectively	10,840,658	10,753,529
Additional paid-in capital	2,233,384	2,233,384
Retained earnings	4,185,830	1,690,980
Less: Treasury stock, at cost (150,000 and 100,000 common shares, respectively)	(767,500)	(500,000)
Total shareholders' equity	16,492,372	14,177,893

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,509,409	$17,272,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$8,056,414	$5,289,116	$25,701,895	$12,398,652

Cost of revenue	6,366,732	3,957,971	19,700,638	8,836,536

Gross profit	1,689,682	1,331,145	6,001,257	3,562,116

General and administrative expense	589,539	523,408	1,743,672	1,620,770

Fraud loss (recovery), net	(262,745)	—	299,281	—

Research and development expense	134,028	111,250	424,071	320,891

Marketing and sales expense	228,017	156,318	645,000	421,940

Income from operations	1,000,843	540,169	2,889,233	1,198,515

Interest income	114,606	119,959	334,051	333,769

Income before provision for income taxes	1,115,449	660,128	3,223,284	1,532,284

Income tax expense	253,137	149,849	728,434	347,829

NET INCOME	$862,312	$510,279	$2,494,850	$1,184,455

Earnings per share - basic and diluted (Note 7)

Income per common share
Basic	$0.19	$0.11	$0.56	$0.26
Diluted	$0.19	$0.11	$0.56	$0.26

Weighted average shares outstanding
Basic	4,450,003	4,578,979	4,456,670	4,573,970
Diluted	4,450,003	4,583,142	4,456,670	4,578,226

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

		Additional
	Common	Paid-In	Retained Earnings
	Stock	Capital	(Accumulated Deficit)	Treasury Stock	Total

Balance 12/31/2025	$10,753,529	$2,233,384	$1,690,980	$(500,000)	$14,177,893

Purchase of treasury stock	—	—	—	(267,500)	(267,500)

Common stock issued (Note 5)	87,129	—	—	—	87,129

Net income	—	—	2,494,850	—	2,494,850

Balance 09/30/2026	$10,840,658	$2,233,384	$4,185,830	$(767,500)	$16,492,372

Balance 12/31/2024	$10,706,323	$2,233,384	$(54,305)	$—	$12,885,402

Common stock issued (Note 5)	47,206	—	—	—	47,206

Net income	—	—	1,184,455	—	1,184,455

Balance 09/30/2025	$10,753,529	$2,233,384	$1,130,150	$—	$14,117,063

Balance 06/30/2026	$10,840,658	$2,233,384	$3,323,518	$(767,500)	$15,630,060

Net income	—	—	862,312	—	862,312

Balance 09/30/2026	$10,840,658	$2,233,384	$4,185,830	$(767,500)	$16,492,372

Balance 06/30/2025	$10,753,529	$2,233,384	$619,871	$—	$13,606,784

Net income	—	—	510,279	—	510,279

Balance 09/30/2025	$10,753,529	$2,233,384	$1,130,150	$—	$14,117,063

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCI ENGINEERED MATERIALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,494,850	$1,184,455
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and accretion	390,015	325,488
Amortization of patents	3,700	3,700
Stock based compensation	87,129	47,206
(Gain) loss on disposal of equipment	(6,917)	497
Deferred taxes	225,672	139,505
Inventory reserve	7,013	(135)
Changes in operating assets and liabilities:
Accounts receivable	(486,562)	(169,502)
Investment	(1,688)	—
Inventories	(2,693,408)	(1,598,785)
Prepaid purchase orders	(547,309)	45,514
Prepaid expenses	35,109	36,048
Accounts payable	1,880,267	(18,568)
Customer deposits	2,735,354	3,694,351
Accrued liabilities	232,290	(5,879)
Net cash provided by operating activities	4,355,516	3,683,895

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	18,000	—
Purchases of marketable securities	—	(2,297,563)
Proceeds from maturities of marketable securities	—	1,759,478
Purchases of property and equipment	(1,003,204)	(420,953)
Net cash used in investing activities	(985,204)	(959,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(267,500)	—
Net cash used in financing activities	(267,500)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,102,812	2,724,857

CASH AND CASH EQUIVALENTS - Beginning of year	7,939,000	6,753,403

CASH AND CASH EQUIVALENTS - End of period	$11,041,812	$9,478,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	253,057	194,229

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Increase in asset retirement obligation	$5,175	$5,175

The accompanying notes are an integral part of these unaudited condensed financial statements.

Notes to the Condensed Financial Statements September 30, 2026 (Unaudited)

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim condensed financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of results for the full year.

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

The Company considers collectability of amounts due under a contract to be probable upon inception of a sale based on an evaluation of the creditworthiness of each customer. The Company sells its products typically under agreements with payment terms of 30-60 days. The Company does not normally include extended payment terms or significant financing components in contracts with customers. The majority of the Company’s contracts have an obligation to transfer products within one year. Thus, the Company elects to use the practical expedient where incremental cost of obtaining a contract, such as commissions, is expensed when incurred because the amortization period for those costs is one year or less. The Company treats shipping and handling activities that occur after control of the product transfers as fulfillment activities and therefore does not account for shipping and handling costs as a separate performance obligation. Customer deposits are funds received in advance from customers and are recognized as revenue when the Company has transferred control of product to the customer. Product revenues are recognized upon shipment of goods when control transfers to the customer, at which point the Company has a present right to payment and the customer has a legal title and physical possession of the product.

Note 2.  Summary of Significant Accounting Policies (continued)

All revenue was from the photonics industry for the nine months ended September 30, 2026, and 2025, respectively. The top two customers represented 86% and 83% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. The Company sells multiple products to its top two customers. International shipments were 0.4% and 1.0% of total revenue for the nine months ended September 30, 2026 and 2025, respectively.

Accounts receivable – The following table presents changes in the Company’s accounts receivable during the nine months ended September 30, 2026 and 2025:

	Balance at beginning of period	Billings	Payments received	Balance at end of period
Nine months ended September 30, 2026
Accounts receivable	$694,864	$25,701,895	$(25,245,077)	$1,151,682

Nine months ended September 30, 2025
Accounts receivable	$704,808	$12,398,652	$(12,204,550)	$898,910

Customer deposits – Amounts that have been invoiced are recognized in accounts receivable, customer deposits or revenue, depending on whether the revenue recognition criteria have been met. Customer deposits represent amounts billed for which revenue has not yet been recognized. Customer deposits typically relate to uncompleted purchase orders which have been partially paid for by customers prior to performance of those services or transfer of control of the product. The following table presents changes in contract liabilities during the nine months ended September 30, 2026 and 2025:

	Balance at beginning of period	Billings	Recognized revenue	Balance at end of period
Nine months ended September 30, 2026
Contract Liabilities: Customer deposits	$829,158	$22,529,686	$(19,794,332)	$3,564,512

Nine months ended September 30, 2025
Contract Liabilities: Customer deposits	$337,873	$11,508,166	$(7,813,815)	$4,032,224

Revenue recognized during the nine months ended September 30, 2026 and 2025 that was included in customer deposits at the beginning of the respective period was $829,158 and $337,873, respectively.

Note 3.  Recent Accounting Pronouncements

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the nine months ended September 30, 2026. Applicable pronouncements are adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed financial statements.

Recently Issued Accounting Standards Not Yet Adopted – In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), as clarified by ASU 2025-01, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses, including purchases of inventory, employee compensation and depreciation included in each relevant expense caption. ASU 2024-03 is effective for

Note 3. Recent Accounting Pronouncements (continued)

annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. The Company adopted ASU 2025-05 effective January 1, 2026, and the adoption did not have a material impact on its financial statements.

Note 4.  Investments

Money market funds, where quoted prices are available in an active market, are classified within level 1 of the valuation hierarchy. The Company invested in a money market fund which had a fair value of $5,151,776 and $5,500,903 at September 30, 2026 and December 31, 2025, respectively. This is valued at original cost plus interest and is included in cash and cash equivalents on the balance sheets.

As of September 30, 2026 and December 31, 2025, the Company held investments in corporate bonds rated BBB+ or higher that are required to be measured for disclosure purposes at fair value on a recurring basis. The bonds are considered held-to-maturity and are recorded at amortized cost on the balance sheet. These investments are considered level 2 as detailed in the table below. The Company considers investments which will mature in the next twelve months and interest receivable on the long-term bonds as current assets. The remaining investments are considered non-current assets including the investment in marketable securities which the Company intends to hold longer than twelve months. The fair value of these investments was estimated using recently executed transactions and market price quotations. At September 30, 2026, the length of time until maturity of the bonds currently owned ranged from 1 to 27 months. The amortized cost, allowance for credit losses, fair value, and the related unrealized gains and losses of these investments, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
September 30, 2026
Corporate bonds	$3,369,813	$(45,317)	$—	$3,324,496
Total investments	$3,369,813	$(45,317)	$—	$3,324,496

Allowance for credit losses	(1,000)
Total investments, net	$3,368,813

December 31, 2025
Corporate bonds	$3,368,125	$—	$7,156	$3,375,281
Total investments	$3,368,125	$—	$7,156	$3,375,281

Allowance for credit losses	(1,000)
Total investments, net	$3,367,125

The Company uses an “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The Company monitors the credit quality of debt securities classified as held-to-maturity using their respective credit ratings and updates them on a quarterly basis with the latest assessment completed on September 30, 2026. Our allowance for credit losses was $1,000 at September 30, 2026 and December 31, 2025, respectively. Expected credit losses are adjusted each period as necessary for changes in expected lifetime credit losses. The credit

Note 4. Investments (continued)

loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as the current portfolio. An adjustment factor is applied to these credit loss calculations based upon management’s assessment of the expected impact from current economic conditions on our investments.

Note 5.  Common Stock and Stock Options

Stock based compensation cost for all stock awards is based on the grant date fair value and recognized over the required service (vesting) period. There was no stock based compensation for the three months ended September 30, 2026 or the same period in 2025.

Employees received compensation of 16,596 and 10,852 aggregate shares of common stock of the Company during the nine months ended September 30, 2026 and 2025, respectively. The shares granted in the first nine months of 2026 had an aggregate value of $87,129 compared to $47,206 for the same period in 2025. These amounts were recorded as non-cash stock compensation expense in the financial statements for the nine months ended September 30, 2026 and 2025, respectively.

Employee Stock Options

There were no stock options remaining as of September 30, 2026 or December 31, 2025.

Treasury Stock

The Company’s Board of Directors has authorized a share repurchase program of up to $1,000,000 of the Company’s common stock, which expires on November 30, 2026. During the nine months ended September 30, 2026, the Company repurchased 50,000 shares of its common stock at an aggregate cost of $267,500 (an average price of $5.35 per share). No shares were repurchased during the three months ended September 30, 2026. As of September 30, 2026, the Company held 150,000 shares of treasury stock at a cost of $767,500, and $232,500 remained available for repurchase under the program.

Note 6.  Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2026	2025
Raw materials	$2,891,827	$165,140
Work-in-process	556,205	681,176
Finished goods	343,723	252,036
	3,791,755	1,098,352
Inventory reserve	(13,889)	(6,881)
	$3,777,866	$1,091,471

Note 7.  Earnings Per Share

Basic income per share is calculated as net income divided by the weighted average of common shares outstanding. Diluted earnings per share is calculated as net income divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive. There were no stock options or other potentially dilutive securities outstanding during the three and nine months ended September 30, 2026; accordingly, basic and diluted weighted average shares outstanding are the same for the 2026 periods. The dilutive effect for the 2025 periods relates to stock options that were outstanding during those periods. The following is provided to reconcile the earnings per share calculations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$862,312	$510,279	$2,494,850	$1,184,455

Weighted average common shares outstanding - basic	4,450,003	4,578,979	4,456,670	4,573,970

Effect of dilution - stock options	—	4,163	—	4,256
Weighted average shares outstanding - diluted	4,450,003	4,583,142	4,456,670	4,578,226

Note 8.  Line of Credit

The Company renewed its line of credit with a regional bank for $1 million during the third quarter of 2026. This line of credit has a maturity date of August 29, 2027 and bears interest equal to the rate of interest per annum established by the bank as its Prime Rate. No amounts were drawn on this line of credit as of September 30, 2026 nor December 31,2025.

Note 9.  Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2026 and 2025 is based on our projected annual effective tax rate, adjusted for permanent differences and specific items that are required to be recognized in the period in which they are incurred. The effective tax rate was 22.7% and 22.6% for the three and nine months ended September 30, 2026, and 22.7% for the same periods in 2025. The difference between the effective tax rate and the federal statutory rate of 21% is primarily due to the effect of state and local taxes.

The following table presents the income tax expense:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Federal	$234,185	$138,627	$673,887	$321,779
State and local	18,952	11,222	54,547	26,050
	$253,137	$149,849	$728,434	$347,829

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Accordingly, management determined that no valuation allowance was necessary at September 30, 2026 nor December 31, 2025. The deferred tax liability was $615,244 at September 30, 2026 and $389,572 at December 31, 2025.

Note 10. Operating Lease

The Company entered into an operating lease with a third party in November 2024 for its headquarters in Columbus, Ohio. The terms of the lease included monthly payments ranging from $24,700 to $28,900 with a maturity date of November 30, 2029. There are no restrictions or covenants associated with the lease. The lease costs were approximately $77,200 and $74,200 for the three months ended September 30, 2026 and 2025, respectively. Additionally, the variable lease costs were approximately $19,000 and $18,600 for the three months ended September 30, 2026 and 2025, respectively. The lease costs were approximately $231,600 and $222,700 for the nine months ended September 30, 2026 and 2025, respectively. Additionally, the variable lease costs were $78,700 and $77,800 for the nine months ended September 30, 2026 and 2025, respectively.

The following is a maturity analysis, by year, of the annual undiscounted cash outflows of the operating lease liabilities as of September 30, 2026:

2026	$78,221
2027	322,184
2028	335,072
2029	318,378
Total minimum lease payments	1,053,855
Less imputed interest	148,332
Total operating lease obligations	$905,523

The following summarizes additional information related to leases for the nine months ended September 30, 2026 and 2025:

	2026		2025
Operating cash outflows from operating leases	$231,572		$222,666
Weighted average remaining lease term – operating leases	3.2	years	4.2	years
Weighted average discount rate – operating leases	8.5%		8.5%

Note 11. Segment Information

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer.

We operate as one operating and reportable segment, in one location, as a global supplier and manufacturer of advanced materials for Physical Vapor Deposition thin film applications. We are managed on a consolidated basis and derive substantially all of our revenue from the sale and support of one group of similar products from customers with multi-national operations.   The accounting policies of the Company's operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies. Our CODM does not receive profitability information at a lower level than consolidated results and evaluates net income on a consolidated basis to set financial performance targets. Our CODM assesses performance, and makes resource allocation decisions, primarily through comparison of actual results to forecasted results, year-over-year analysis, and review of historical performance trends. The measure of segment assets is reported on the Company's consolidated balance sheets as total consolidated assets.

Note 11. Segment Information (continued)

The Company's significant expenses and other segment items are provided in the table below:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2026	2025	2026	2025

Revenue	$8,056,414	$5,289,116	$25,701,895	$12,398,652

Cost of revenue[1]	6,366,732	3,957,971	19,691,335	8,830,572

General and administrative expense[1]	589,539	523,408	1,688,998	1,593,961

Fraud loss (recovery), net	(262,745)	—	299,281	—

Research and development expense[1]	134,028	111,250	408,421	310,856

Marketing and sales expense[1]	228,017	156,318	637,498	417,542

Stock based compensation	—	—	87,129	47,206

Other segment items, net [2]	138,531	29,890	394,383	14,060

Net income	$862,312	$510,279	$2,494,850	$1,184,455

[1] Excludes stock compensation expense
[2] Includes interest income and provision for income taxes

Note 12. Fraud Loss (Recovery), Net

On February 10, 2026, the Company reported it was subjected to an imposter scam of $898,325 executed in conjunction with bank fraud. As of September 30, 2026, the Company recovered $599,044 including $262,745 of funds related to a claim pursuant to its Smart Cyber insurance policy and reimbursement of related expenses received in the third quarter of 2026.  Fraud expense, net of recoveries, was $299,281 for the nine months ended September 30, 2026.

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

Executive Summary

For the three months ended September 30, 2026, total revenue was $8,056,414 compared to $5,289,116 for the three months ended September 30, 2025. Total revenue for the nine months ended September 30, 2026, was $25,701,895 versus $12,398,652 for the same period last year. The increase in total revenue for the three and nine months ended September 30, 2026 versus the same periods last year was primarily due to higher raw material input costs, product mix, and higher volume.

Gross profit was $1,689,682 for the three months ended September 30, 2026, compared to $1,331,145 for the same three months in 2025. Gross profit as a percentage of revenue (gross margin) was 21.0% and 25.2% for the three months ended September 30, 2026 and 2025, respectively. Higher revenue contributed to the increase in gross profit while higher raw material costs and product mix were the primary reasons for the decreased gross margin for the three months ended September 30, 2026, compared to the same three months in 2025. Gross profit was $6,001,257 for the nine months ended September 30, 2026 compared to $3,562,116 for the same nine months in 2025, and gross margin was 23.3% and 28.7% for the nine months ended September 30, 2026 and 2025, respectively. Higher revenue contributed to the increase in gross profit while the higher raw material costs and product mix were the primary reasons for the lower gross margin for the nine months ended September 30, 2026 compared to the same period in 2025.

Operating expenses were $688,839 and $790,976 for the three months ended September 30, 2026 and September 30, 2025, respectively. The increased compensation and benefits for marketing and sales, higher materials and supplies for research and development, and higher general and administrative professional fees in the third quarter of 2026, more than offset by the $262,745 insurance recovery recorded as a reduction in fraud expense. Operating expenses were $3,112,024 for the nine months ended September 30, 2026, including fraud expense of $299,281, compared to $2,363,601 for the same period last year. Higher marketing and sales compensation and benefits expense, increased research and development materials and supplies, higher general and administrative professional fees, and net fraud loss were the primary factors in the year-over-year increase.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On February 10, 2026, the Company reported it was subjected to an imposter scam of $898,325 executed in conjunction with bank fraud. As of September 30, 2026, the Company recovered $599,044 including $262,745 of funds related to a claim pursuant to its Smart Cyber insurance policy and reimbursement of related expenses received in the third quarter of 2026.  Fraud expense, net of recoveries, was $299,281 for the nine months ended September 30,2026.

Income from operations was $1,000,843 and $540,169 for the three months ended September 30, 2026, and 2025, respectively and $2,889,233 and $1,198,515 for the nine months ended September 30, 2026, and 2025, respectively.

The Company invests in research and development to develop innovative applications focused on a defined path to commercialization. For example, electrically conductive Indium Tin Oxide with a density of 99% and rotatable targets up to three meters in length which offer multiple benefits were introduced during the second quarter of 2025. Plasma spheroidization equipment was received and installed during the third quarter of 2026 to extend the Company’s manufacturing capabilities and highlight its strategic focus on advanced materials through additive manufacturing.

During the second half of 2025, the Company identified an additional niche market that can benefit from its custom powder solutions, including spherical powders used in additive manufacturing. The Company identified additional opportunities through development of debinding processes for domestic commercial additive manufacturing applications.

Several issues are currently impacting national and global market conditions. First, continued political uncertainties in the Middle East region are particularly affecting multi-national customers. Second, inflation continues to impact labor, raw material costs and transportation expenses. We seek to pass these increases on to customers but are unable to predict how future or sustained inflationary pressure may impact our results. Third, supply chain disruptions are adversely impacting customers’ businesses in certain markets. Thus far, we have not experienced material adverse effects regarding sourcing of raw materials or product shipments; however, timely deliveries and sourcing of certain materials is of increased concern and may be influenced by changes in international tariffs and their availability. We are actively maintaining contact with our suppliers and customers, identifying additional suppliers, and adapting to our customers’ specific circumstances and forecasts.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2026 (unaudited) compared to three and nine months ended September 30, 2025 (unaudited):

Revenue

For the three months ended September 30, 2026, total revenue was $8,056,414 compared to $5,289,116 for the three months ended September 30, 2025. The increase in revenue for the three months ended September 30, 2026, versus September 30, 2025 was primarily due to higher raw material input costs, product mix, and higher volume. Total revenue was $25,701,895 for the nine months ended September 30, 2026, compared to $12,398,652 for the nine months ended September 30, 2025. The combination of higher raw material input costs, product mix, and higher volume contributed to the increase in total revenue for the nine months ended September 30, 2026, versus the same period last year. We constantly monitor the costs of our raw materials as they continue to fluctuate.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross profit

Gross profit was $1,689,682 for the three months ended September 30, 2026, compared to $1,331,145 for the same three months in 2025. Gross profit as a percentage of revenue (gross margin) was 21.0% and 25.2% for the three months ended September 30, 2026 and 2025, respectively. Higher revenue and increased volume contributed to the increase in gross profit while higher raw material costs and product mix were the primary reasons for the decreased gross margin for the three months ended September 30, 2026, compared to the same three months in 2025.

Gross profit was $6,001,257 for the nine months ended September 30, 2026 compared to $3,562,116 for the same nine months in 2025, and gross margin was 23.3% and 28.7% for the nine months ended September 30, 2026 and 2025, respectively. Higher revenue and increased volume contributed to the increase in gross profit while higher raw material input costs, product mix, and volume were the primary reasons for the lower gross margin compared to the nine months ended September 30, 2025.

General and administrative expense

General and administrative expense for the three months ended September 30, 2026 and 2025, was $589,539 and $523,408, respectively, an increase of 12.6%. Increased professional fees of $73,103 led to the increase year over year. General and administrative expense for the nine months ended September 30, 2026 and 2025 was $1,743,672 and $1,620,770 respectively an increase of 7.6%. The increase is attributed to higher professional fees and higher benefit costs for the first nine months of 2026 compared to 2025.

Fraud expense

On February 10, 2026, the Company reported it was subjected to an imposter scam of $898,325 executed in conjunction with bank fraud. As of September 30, 2026, the Company recovered $599,044 including $262,745 of funds related to a claim pursuant to its Smart Cyber insurance policy and reimbursement of related expenses received in the third quarter of 2026.  Fraud expense, net of recoveries, was $299,281 for the nine months ended September 30,2026.

Research and development expense

Research and development expense for the three months ended September 30, 2026, was $134,028 compared to $111,250 for the same period in 2025, an increase of 20.5%. This increase was primarily due to higher research materials and supplies of $9,270 and increased compensation of $10,341. Research and development expense for the nine months ended September 30, 2026 was $424,071 compared to $320,891 for the same period in 2025, an increase of 32.2%. This increase was primarily due to higher research materials and supplies of $58,913 and increased compensation and benefits of $29,302. Specialty materials are being researched for use in niche markets which include custom applications and additive manufacturing. Our development efforts utilize a disciplined innovation approach focused on accelerating time to market for these products and involve ongoing research and development expense.

Marketing and sales expense

Marketing and sales expense was $228,017 and $156,318 for the three months ended September 30, 2026, and 2025, respectively, an increase of 45.9%. The increase was due to increased compensation and benefits of $78,281 during the three months ended September 30, 2026, compared to the same period in 2025. Marketing and sales expense was $645,000 and $421,940 for the nine months ended September 30, 2026 and 2025, respectively, an increase of 52.9%. Compensation and benefits expense increased $231,773 during the nine months ended September 30, 2026, compared to the same period in 2025. There was one additional employee in the first four months of 2026 compared to the same period in 2025. In addition, bonuses increased $102,472 for the first nine months of 2026 compared to the first nine months of 2025.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Stock compensation expense

There was no stock based compensation cost for the three months ended September 30, 2026 and 2025, respectively. Stock based compensation expense was $87,129 and $47,206 for the nine months ended September 30, 2026 and 2025, respectively.  Compensation expense for all stock based awards is based on the grant date fair value and recognized over the required service (vesting) period.

Interest

Interest income was $114,606, and $119,959 for the three months ended September 30, 2026, and 2025, respectively and $334,051 and $333,769 for the nine months ended September 30, 2026 and 2025, respectively. The decrease for the three months ended September 30, 2026, was due to lower interest rates.

Income taxes

Income tax expense was $253,137, and $149,849 for the three months ended September 30, 2026, and 2025, respectively and $728,434 and $347,829 for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate was 22.7% and 22.6% for the three and nine months ended September 30, 2026, and 22.7% for the same periods in 2025. The deferred tax liability was $615,244 at September 30, 2026, and $389,572 at December 31, 2025.

Net income

Net income for the three months ended September 30, 2026 and 2025, was $862,312 and $510,279, respectively, and $2,494,850 and $1,184,455 for the nine months ended September 30, 2026 and 2025, respectively.

Higher gross profit primarily contributed to the increase in net income along with the recovery of fraud expenses for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. Net income for the three months ended September 30, 2026 also benefited from the $262,745 insurance recovery recorded as a reduction of fraud expense, while net income for the nine months ended September 30, 2026 was impacted by fraud expense, net of recoveries, of $299,281.

Liquidity and Capital Resources

Cash and cash equivalents

As of September 30, 2026, cash and cash equivalents were $11,041,812 compared to $7,939,000 at December 31, 2025. Additionally, the Company had investments of $3,368,813 and $3,367,125 in marketable securities at September 30, 2026, and December 31, 2025, respectively.

Working capital

At September 30, 2026, working capital was $10,797,003, compared to $8,389,706 at December 31, 2025, an increase of 28.7% or $2,407,297. For the first nine months of 2026, cash and cash equivalents increased $3,102,812, inventories increased $2,686,395, accounts payable increased $1,880,267, prepaid purchase orders increased $547,309, accounts receivable, including interest and other receivables, increased $486,562, and customer deposits increased $2,735,354 compared to 2025 year-end. Accounts payable and prepaid purchase orders increased, primarily due to raw material purchases to support customer orders received late in the third quarter of 2026.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash from operations

Net cash provided by operating activities was $4,355,516 and $3,683,895 for the nine months ended September 30, 2026 and 2025, respectively. In addition to the net income generated in each period, these amounts included depreciation and accretion of $390,015 and $325,488, and non-cash stock based compensation costs of $87,129 and $47,206 for the nine months ended September 30, 2026, and 2025, respectively. The increases in customer deposits and inventory compared to December 31, 2025, were primarily related to orders received late in the third quarter of 2026. Customers continue to adapt to external economic and market issues, while monitoring their inventory very closely including intra-quarter shipments and also attempting to minimize their inventory at quarter end.

Cash from investing activities

Cash of $985,204 and $959,038 was used in investing activities during the nine months ended September 30, 2026 and 2025, respectively. $1,003,204 was used for purchases of new manufacturing equipment for the nine months ended September 30, 2026, while $538,085 was used for net purchases of marketable securities and $420,953 was used for purchases of new manufacturing equipment for the nine months ended September 30, 2025.

Cash from financing activities

During the nine months ended September 30, 2026, the Company purchased 50,000 shares of treasury stock for $267,500 pursuant to its share repurchase program, increasing total treasury stock to $767,500. The $1 million share repurchase program expires on November 30, 2026, and $232,500 remained available under the program as of September 30, 2026.

Liquidity outlook

The Company has a $1 million line of credit with a bank that matures on August 29, 2027, with no amounts outstanding as of September 30, 2026. Management believes that cash and cash equivalents, investments, cash generated from operations and availability under the line of credit will be sufficient to fund operations, planned capital expenditures and other material cash requirements for at least the next twelve months and thereafter.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements including special purpose entities.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and implemented, can only provide reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of

Item 4. Controls and Procedures (continued)

controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management is responsible for the consistency, integrity, and presentation of information. We fulfill our responsibility by maintaining systems of internal control designed to provide reasonable assurance that assets are safeguarded, and transactions are executed in accordance with established procedures. The concept of reasonable assurance is based upon recognition that the cost of the controls should not exceed the benefit derived. We believe our systems of internal control provide this reasonable assurance. The Board of Directors exercises its oversight role with respect to our systems of internal control primarily through its Audit Committee, which is comprised of independent directors as defined by the OTC Markets. The Committee oversees our financial reporting, quarterly reviews, and audits to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2026, that materially affected or were reasonably likely to materially affect our internal control over financial reporting. Additionally, there were no changes in our internal controls that could materially affect our disclosure controls and procedures after the date of their evaluation.

PART II. OTHER INFORMATION

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

5		Rule 10b5-1 None

14(a)

SCI Engineered Materials Code of Ethics for the Chief Executive Officer and Chief Financial Officer (Incorporated by reference to the Company’s Current Report via the Company’s website at www.sciengineeredmaterials.com).

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1	*	Press Release dated October 29, 2026 entitled “SCI Engineered Materials, Inc., Reports 2026 Third Quarter and Year-to-Date Results.”

101	*

The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2026 and December 31, 2025, (ii) Condensed Statements of Income for the three and nine months ended September 30, 2026 and 2025, (iii)  Condensed Statements of Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (v) Notes to the Condensed Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCI ENGINEERED MATERIALS, INC.

Date: October 29, 2026	/s/ Jeremiah R. Young
Jeremiah R. Young, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Shelby S. Yohn
Shelby S. Yohn, Director of Accounting
(Principal Financial Officer and Principal Accounting Officer)